Form 10KSB
period 2005-03-31
METALEX RESOURCES INC
filed 2005-07-11
CIK 1287900

====================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-116229

METALEX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0422451 (IRS Employer Identification No.)

1811 East 17th Avenue
Spokane, Washington 99203
(Address of principal executive offices, including zip code.)

(509) 535-4662
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [    ]

======================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year March 31, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 6, 2005: 7,000,000

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the State of Nevada on February 4, 2004. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 1811 East 17th Avenue, Spokane, Washington 99203. Our telephone number is (509) 535-4662. This is the home of Natasha Lysiak. Natasha Lysiak is the daughter-in-law to Conrad C. Lysiak, our attorney. We use this space on a rent free basis. Ms. Lysiak is compensated by us as an employee.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Background

In February 2004, Andrei Stytsenko, our president, acquired one mineral property in trust for us, containing four mining claims in British Columbia, Canada. The property was staked by Gerard Gallissant. Mr. Gallisant was paid $1,904 to stake the claims. Mr. Gallissant is a staking agent located in Vancouver, British Columbia. His British Columbia license number is 109141.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Stytsenko paid Mr. Gallissant $1,904 to stake the claims. The claims were transferred to Mr. Stytsenko. The claim is recorded in Mr. Stytsenko's name to avoid paying additional fees. Mr. Stytsenko has not provided us with a signed or executed bill of sale in our favor. Mr. Stytsenko will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law, title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mining claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be approximately $10,000. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Stytsenko will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Stytsenko transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Stytsenko will be liable to us for breach of fiduciary duty. We do not believe, however, that we would have any action against Mr. Stytsenko for breach of contract because the written declaration is not executed by us and as such we are not a party to it. In our opinion, an enforceable action for breach of a contract would require us to be a party to an executed agreement with Mr. Stytsenko, which we are not. As such, any action we take against Mr. Stytsenko will be limited to breach of fiduciary duty.

To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

The claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The lease includes the right to use the surface for all operations reasonably related to the exploration operations.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of the claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration
406637	Red Eagle #1	March 5, 2004	October 31, 2005
406638	Red Eagle #2	March 5, 2004	October 31, 2005
406639	Red Eagle #3	March 5, 2004	October 31, 2005
406640	Red Eagle #4	March 5, 2004	October 31, 2005

The claims are approximately 250 acres.

In order to maintain the claims Mr. Stytsenko must pay a fee of CDN$100 per year per claim. Mr. Stytsenko can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2005. It is unknown if the fee to renew the claim will increase after 2005. There is no grace period if there is a default on the work or Mr. Stytsenko misses renewing the claim. Mr. Stytsenko will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim.

The property was selected because Mr. Gallissant advised us that gold has been discovered on other property nearby. Just because gold was found nearby is no assurance that there is any gold on the property. No technical information was used to select the property.

Location and Access

The property is located within the Yalakom River valley, north of Lillooet, British Columbia, approximately 25 miles east from the town of Gold Bridge, in southwestern British Columbia, Canada. The Yalakom River Gold Project is located approximately 125 miles north of Vancouver, British Columbia, within the Yalakom River valley.

MAP 1

YUKON
N.W.T.
ALASKA
U.S.A.
BRITISH
COLUMBIA
ALBERTA
N
Ft. St. John
Dawson Creek
Stewart
Prince Rupert
Smithers
Prince George
Bella Coola
Williams Lake
Kamloops
Kelowna
Vancouver
Victoria
Cranbrook
Trail
Pacific Ocean
U.S.A.
PROPERTY LOCATION
0
200km
400km
Scale 1" = 100 miles
METALEX RESOURCES INC.
PROJECT:
YALAKOM RIVER GOLD PROJECT
LOCATION MAP
Yalakom River / Bralorne Area
Lillooet M.D., BC - NTS 092J16
DATE:
Feb. 04
REF. NO.
YRG 04 01
GeoGrafix

MAP 2

122° 16'
1317
1264
R
786
768
Red Eagle
Eagle Mercury
1172
1100
1142
49° 56'
958
808
825
748
Lillooet 25 miles
768
1300
1200
1100
1000
900
1127
E
R

Contour Interval = 100 ft
Contour Interval = 500 ft
Roads
Rivers & Creeks
Mineral Showings

0 1000m 2000m

Scale 1:25,000

METALEX RESOURCES INC.	
YALAKOM RIVER GOLD PROJECT	
CLAIM & TOPOGRAPHY MAP	
Feb. 04	FIGURE 2

Access to the property is best gained by driving northwesterly from Lillooet, British Columbia, on the Carpenter Lake/Bridge River Road to the town-site of Moha. At Moha turn right and continue northwesterly along the Yalakom River Road, which is an all-weather gravel road. The Yalakom River Road, an all weather gravel-logging, road passes through the center of the property. No improvements are required at any exploration or technical stage of operation.

The property is well situated with respect to hydroelectric power water, timber, transportation facilities, heavy equipment and a skilled labor force. A major hydroelectric transmission line passes six miles south of the property, while rail transportation and all town-site facilities are available in Lillooet. An access road to support advanced exploration activity can easily be completed, as there are no major topographical obstacles.

Physiography

The property is situated within the Yalakom River valley, which flows between the Shulaps Mountain Range, to the south and the Camelsfoot Mountain Range to the north. The area is within the Chilcotin Ranges of the Coast Mountain Physiographic Region of Southwestern British Columbia. Elevations within the property range from 2,600 feet above sea level (a.s.l.), along the Yalakom River, which flows through the approximate center of the property to 3,800 feet a.s.l., within the southern area of the property.

Slopes throughout the property area are moderately steep and many are covered by talus and other loose rock debris that has slid down from higher elevations. Vegetation consists mainly of fir and pine trees, much of it mature second growth. There is very little undergrowth within the area making foot travel throughout the property easy. The climate features warm summers and moderately cold winters. The region is fairly arid with the average annual precipitation being about 20 inches. A snow pack of 2-3 feet usually begins to accumulate in December and lingers in places until May. The recommended field season is from early April to late November.

Property Geology

The rocks on the hillside in the vicinity of the showings consist of both green and purple volcanic breccias overlain by sediments consisting of sandy shale, limestone-lenses, and chert. The volcanic breccias strike west and dip from 30 to 60 degrees north-eastward. The overlying sediments strike north 55 degrees west and dip 60 to 70 degrees northeastward. The only intrusive reported within the property boundaries was a greenstone sill in the sediments; no granitic rocks have been observed.

The volcanic breccia has been altered at two horizons to two zones of dense, brownish-weathering, ankeritic rock; a lower zone in the vicinity of the workings and an upper on at an elevation of 3,800 feet. These zones are traversed by narrow stringers of white vein-dolomite that extend into the adjacent unaltered breccias. Most of the cinnabar grains seen are either in or adjacent to the dolomite veinlets.

It must be noted that the majority of the ground within the property is covered by overburden or talus slopes. Rock outcrop within our claims is estimated to be less than 10% and of that all of the rock units observed within the claims are highly weathered and bleached.

The property is entirely within the northwesterly striking Yalakom Fault Zone. The main fault runs through the center of our claims. Numerous smaller parallel faults and shears zones, with both northwest and northeast strikes, have been mapped within our claims.

Mineralization

The Yalakom River Gold Project covers two mercury occurrences that are called the Red Eagle and the Golden Eagle. The Red Eagle is located on the southwest side of the Yalakom River and the Golden Eagle is located on the opposite side of the river.

History of Previous Work

During the period of 1937 - 1941 two adits and approximately 18 trenches and open cuts were excavated.

Prospecting continued until 1941 when a small mercury processing facility was installed on the property.

In 1966 further work was carried out by Lillooet Mercury Mines Ltd. and subsequently Condor Mines Ltd. By 1971 work carried out by Condor Mines Ltd. included 15,700 feet of diamond drilling in 59 holes, 900 feet of underground exploratory work, detailed geological mapping and 5,800 linear feet of trenching and the overburden stripping of about three-quarters of an acre as well as legal surveying.

Since that time the mineralized zones have been staked/owned by various parties who have not, from a review of all available literature and other research material, made any concerted efforts to advance exploration.

Our Proposed Exploration Program

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

We must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. Further, suppliers give preferences to larger exploration entities that purchase larger quantities of supplies from them. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Stytsenko will determine where drilling will occur on the property in consultation with the consultant we hire. Mr. Stytsenko will not receive fees, salary, or other compensation for his services until such time as we have adequate funds to do so. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds we received from our public offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to ALS Chemex, analytical chemists, geochemists and registered assayers located in North Vancouver, British Columbia.

We estimate the cost of core sampling will be $20.00 per foot drilled. We intend to drill approximately 2,250 linear feet or 8 holes. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 21 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 20 holes to a depth of 300 feet. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $10,000. We will begin drilling within ninety days, weather permitting. To date, we have not paid any fees for an exploration consultant.

The breakdown of estimated times and dollars was made by Mr. Stytsenko.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have access to a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration operation within the next 90 days.

If we do not find mineralized material on the property, Mr. Stytsenko will allow the claim to expire and we will cease operations.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from the property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $2,250 if we drill 22 holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Stytsenko has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties. The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section - Plan of Operations. Mr. Stytsenko will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire independent contractors to perform the surveying, exploration, and excavating of the property. The contractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of the property. Further, we will hire geologists and engineers as independent contractors on an as needed basis. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services.

Employees and Employment Agreements

At present, we have two part-time employees. One employee is Andrei Stytsenko, our president and the other part-time employee is Natasha Lysiak. Mr. Stytsenko devotes approximately 10% of his time or four hours per week. Mrs. Lysiak devotes 30% of her time to our operations or 15 hours per week. Mrs. Lysiak is a clerical employee and is compensated by us for her services in the amount of $1,000 per month. Further, we do not pay Mr. Lysiak any money for services rendered by Mrs. Lysiak. Mr. Lysiak is compensated only for legal services rendered to us. Mr. Stytsenko does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Mr. Stytsenko.

Risk Factors

  Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

  The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

  If we do not find mineralized material the property, we will cease operations in which case you will lose your investment.

  If we do not find mineralized material on the property, we will cease operations. We have no plans to pursue other exploration or mining opportunities and we have no plans to respond to any other business opportunities if we fail to find mineralized material. Further, Mr. Stytsenko will not present any future business opportunities that might arise. In the event we do not find mineralized material and we cease operations, you will lose your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

  Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

  Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

  We lack an operating history, have never had any revenues, have no current prospects for future revenues, and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

  We were incorporated in February 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $402,154. The loss was a result of the issuance of stock for services, as well as the payment of fees for staking our claims, incorporation, legal and accounting. We have never had any historical revenues and we do not have any current prospects for future revenues. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

  Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

  Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

  Because title to the property is held in the name of Andrei Stytsenko, our president, if he transfers the property to someone other than us, we will cease operations.

  Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Andrei Stytsenko, our president. If Mr. Stytsenko transfers the property to a third person, the third person will obtain good title and we will have nothing. Since Mr. Stytsenko is our president, he has a fiduciary duty to us in his capacity as our president and as a director. If Mr. Stytsenko transfers title to a third person, other than us, we will have a cause of action against Mr. Stytsenko, for breach of fiduciary duty. The amount of damages will be the value of the property as of the time of the transfer, should that ever occur. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. For a corporation to hold title to a British Columbia mining claim, the corporation must be incorporated under the laws of British Columbia. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be approximately $10,000 and would be a needless expense at this time. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

  Because we have only one officer and director who has no formal training in financial accounting and management, who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

  We have only one officer and director. He has no formal training in financial accounting and management, however, he is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. While Mr. Stytsenko has no formal training in financial accounting matters, he has been preparing the financial statements that have been audited and reviewed by our auditors and included in this prospectus. When the disclosure and accounting controls referred to above are implemented, he will be responsible for theadministration of them. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission ("SEC") which ultimately could cause you to lose your investment, however, because of the small size of our expected operations, we believe that he will be able to monitor the controls he will have created and will be accurate in assembling and providing information to investors. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

  Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

  Our proposed exploration work can only be performed approximately seven months out of the year. This is because a snow pack of 2-3 feet usually begins to accumulate in December and lingers in places until May. The recommended field season is from early April to late November. When roads are impassible, we are unable to conduct exploration operations on the property.

  We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend operations.

  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

  Because Mr. Stytsenko has other outside business activities and will only be devoting 10% of this time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

  Because Mr. Stytsenko, our sole officer and director has other outside business activities and will only be devoting 10% of his time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Stytsenko. As a result, exploration of the property may be periodically interrupted or suspended.

  Because we only have an unrecorded written declaration with Mr. Stytsenko our president, regarding transfer of title to us, should he transfer title to a third person, we will be limited to a cause of action against Mr. Stytsenko for breach of fiduciary duty.

  In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Stytsenko will convey title to the mineral claim to the wholly owned subsidiary corporation. Should Mr. Stytsenko transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Stytsenko will be liable to us for breach of fiduciary duty. We do not believe, however, that we would have any action against Mr. Stytsenko for breach of contract because the written declaration is not executed by us and as such we are not a party to it. In our opinion, an enforceable action for breach of a contract would require us to be a party to an executed agreement with Mr. Stytsenko, which we are not. As such, any action we take against Mr. Stytsenko will be limited to breach of fiduciary duty.

  Because Andrei Stytsenko is our sole officer and director, if he should resign or die, we will not have an operating officer which will result in our operations suspending or ceasing. If that should occur, you could lose your investment.

  Andrei Stytsenko is our sole officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to run us. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment. Further, we have not considered and will not consider any activity beyond our current exploration program until we have completed our exploration program.

  Because our sole officer and director owns more than 50% of the outstanding shares, he will be able to decide who will be directors and you may not be able to elect any directors.

  Mr. Stytsenko, our president owns 5,000,000 shares and is able to control us. As a result, Mr. Stytsenko will be able to elect all of our directors and control our operations.

  NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

  The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

  Because there is no public trading market for our common stock, you may not be able to resell your stock.

  There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 7,000,000 shares of common stock outstanding as of June 6, 2005, 5,000,000 shares were owned by Mr. Stytsenko and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At June 6, 2005, there were 78 holders of record.

Status of our public offering

On April 22, 2005 the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-116307, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On June 6, 2006, we completed our public offering by raising $200,000. We sold 2,000,000 shares of our common stock at an offering price of $0.10 per share.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

Our Company is not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.     PLAN OF OPERATIONS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. We have enough money to allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of this offering.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves through the use of mining engineers.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find mineralized material we will spend the balance of the year creating a program for development of the property. If we do not find mineralized material at the conclusion of our exploration program, we will cease operations.

Milestones

The following are our milestones:

1.	In the next 60 days- Retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.

In the next 90-180 days - Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.

In the next 180-210 days - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of the property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

In the event we create a wholly owned subsidiary corporation, we estimate the costs to be approximately $10,000. $2,500 for incorporation; $5,000 for an audit; $100 to transfer title to the property; $500 for the registered agent fee; and, up to $1,900 for potential taxes. These expenses are predicated upon the discovery of mineralized material. There is no assurance mineralized material will ever be discovered.

Results of Operations

From Inception on February 4, 2004

We will be exploring one property containing four claims. The property has been staked and will begin our exploration plan upon completion of this offering.

Since inception, Andrei Stytsenko, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Stytsenko from inception on February 4, 2004 to March 31, 2005 was $30,000. Of the monies advanced by Mr. Stytsenko, we repaid $11,904 by the issuance of 158,720 shares of common stock.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a private placement pursuant to section 4(2) of the Securities Act of 1933 exemption from registration contained in March 2004. This was accounted for as a purchase of shares of common stock.

As of March 31, 2005, our total assets were $4,749 and our total liabilities were $31,903.

There are no documents evidencing the loan by Andrei Stytsenko to us. The agreement with Andrei Stytsenko is oral. The loan will not be repaid from proceeds from our public offering. The loan will be repaid if and when we begin generating revenues from our operations. The loan is interest free.

We issued 2,000,000 shares of common stock through our public offering declared effective on April 22, 2005 and raised $200,000. This was accounted for as a purchase of shares of common stock.

At March 31, 2005, we had a negative working capital of $27,154 compared to a working capital deficit of $-0- at March 31, 2004.

At March 31, 2005, our total assets of $4,749 consisting of cash, office equipment and software.

At March 31, 2005, our total liabilities were $31,903 consisting of an officer loan to Mr. Stytsenko, payroll taxes and other trade accounts payable due.

We have no long-term debt and the Company does not regard long-term borrowing as a good, prospective source of financing.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Certified Public Accountants & Business Consultants

To the Board of Directors and Stockholders
Metalex Resources, Inc.
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Metalex Resources, Inc. (a Nevada corporation and an exploration stage company) as of March 31, 2005 and 2004, and the related statements of operations, stockholder's deficit and cash flows for the periods then ended and for the period from February 4, 2004 (inception) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metalex Resources, Inc. as of March 31, 2005 and 2004, and the results of its operations, stockholder's deficit and cash flows for the periods then ended and for the period from February 4, 2004 (inception) through March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 24, 2005

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2005	2004
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,060	$-
Total Current Assets	4,060	-

EQUIPMENT, net	511	-

OTHER ASSETS
Software, net	178	-

TOTAL ASSETS	$4,749	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$795	$-
Payroll taxes payable	108	-
Advances from officers	30,000	-
Total Current Liabilities	31,903	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Common stock, 100,000,000 shares authorized, $0.00001
par value, 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	374,950	374,950
Accumulated deficit during exploration stage	(402,154)	(375,000)
TOTAL STOCKHOLDER'S DEFICIT	(27,154)	-

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$4,749	$-

The accompanying notes are an integral part of these financial statements.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

					From
					February 4, 2004
		Years Ended			(Inception) to
		March 31,			March 31,
		2005		2004	2005
				(Restated)

REVENUE		$-		$-	$-

OPERATING EXPENSES
Legal and accounting fees		8,795		10,000	18,795
Mining exploration expense		-		1,904	1,904
Consulting fees		-		363,096	363,096
Depreciation		201		-	201
Other general and administrative expenses		18,158		-	18,158
TOTAL EXPENSES		27,154		375,000	402,154

LOSS FROM OPERATIONS		(27,154)		(375,000)	(402,154)

INCOME TAXES		-		-	-

NET LOSS		$(27,154)		$(375,000)	$(402,154)

BASIC AND DILUTED
NET LOSS PER SHARE	$	nil	$	nil

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER SHARE CALCULATION		5,000,000		5,000,000

The accompanying notes are an integral part of these financial statements.

METALEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Stock issued for repayment of expenses
and consulting services	5,000,000	$50	$374,950	$-	$375,000

Net loss for the period ended, March 31, 2004	-	-	-	(375,000)	(375,000)

Balance, March 31, 2004 (Restated)	5,000,000	50	374,950	(375,000)	-

Net loss for the period ending March 31, 2005	-	-	-	(27,154)	(27,154)

Balance, March 31, 2005	5,000,000	$50	$374,950	$(402,154)	$(27,154)

The accompanying notes are an integral part of these financial statements.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
			February 4,
	Years Ended		2004
	March 31,		(Inception) to
		2004	March 31,
	2005	(Restated)	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,154)	$(375,000)	$(402,154)
Adjustments to reconcile net loss to net cash used by
operating activities:
Expenses paid by shareholder	-	11,904	11,904
Common stock issued for services	-	363,096	363,096
Depreciation	201	-	201
Increase (decrease) in accounts payable	1,903	-	1,903
Net cash used by operating activities	(25,050)	-	(25,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(890)	-	(890)
Net cash used by investing activities	(890)	-	(890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	30,000	-	30,000
Net cash used by financing activities	30,000	-	30,000

INCREASE IN CASH AND CASH EQUIVALENTS:
Change in cash	4,060	-	4,060
Beginning of period	-	-	-
End of period	$4,060	$-	$4,060

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for services	$-	$363,096	$363,096
Common stock issued for expenses paid by shareholder	$-	$11,904	$11,904

The accompanying notes are an integral part of these financial statements.

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Metalex Resources, Inc. (hereinafter "the Company") was incorporated on February 4, 2004 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company maintains offices in Las Vegas, Nevada and in Spokane, Washington. The Company's fiscal year end is March 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Exploration Stage Activities
The Company is in the exploration stage and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Upon location of a commercial minable reserve, the Company will actively prepare the site for extraction and enter a development stage.

Foreign Currency Valuation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange differences arising from currency translation will be disclosed as a separate component of stockholder's equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which is effective for the Company at inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At March 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaced SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2005.

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. Exploration costs expensed during the year ended March 31, 2005 and the period from February 4, 2004 (inception) through March 31, 2004 were $0 and $1,904, respectively.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards, FAS No. 109, "Accounting for Income Taxes" (hereafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

The significant components of the deferred tax assets at March 31, 2005 and 2004 were as follows:

	2005	2004
Net operating loss carryforward:	$39,700	$11,904
Deferred tax asset	13,500	4,000
	$(13,500)	$(4,000)
Net deferred tax asset	$-	$-

At March 31, 2005, the Company has net operating loss carryforwards of approximately $39,700, which expire in the years 2024 and 2025. The Company recognized $363,096 of losses from the issuance of common stock for services in 2004, which were not deductible for tax purposes and are not included in the calculation of the deferred tax assets.

At March 31, 2005, the Company had net deferred tax assets of approximately $13,500 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2005. The change in valuation allowance from March 31, 2004 to March 31, 2005 was $9,500.

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $402,154 for the period from February 4, 2004 (inception) through March 31, 2005 and has an accumulated deficit. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that its receipt of funds subsequent to March 31, 2005 from the public offering of its stock will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require approximately $70,000 to continue operations in the fiscal year 2006.

Fair Value of Financial Instruments
The carrying amounts for cash and payables approximate their fair value.

Compensated Absences
Currently, the Company has no employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has employees.

Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations as the Company maintains no inventory.

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

NOTE 3 - MINING CLAIMS

In February 2004, the Company, through its president acquired for $1,904 ($2,500 CDN), 100% of the rights, title and interest in four mining claims in the Yalakom River Valley in British Columbia, Canada. The claims are recorded in Mr. Stytsenko's name. Title to the claims is expected to be conveyed to a wholly owned subsidiary corporation of the Company if mineralized material is discovered. The wholly owned subsidiary corporation will not be incorporated unless mineralized material is discovered.

NOTE 4 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 5, 2004, a total of 5,000,000 shares of common stock were issued to president only. There was no public offering of any securities. The aforementioned shares were issued in payment of legal fees of $10,000, consulting fees of $363,096 and $1,904 for purchase of the mining claims. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

No shares were issued during the year ended March 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its executive administrator at no charge. The value of this space is not considered materially significant for financial reporting purposes. Additionally, the Company's president has advanced funds to the Company to pay $11,904 of initial legal fees and mining claims. The funds advanced were repaid as part of the original stock issuance transaction. See Note 4.

On April 15, 2004, an officer advanced money to the Company in the amount of $15,000 to pay accounting fees and to provide operating capital. This amount is considered an unsecured advance from the officer, with no set repayment date, and no interest being charged.

On October 4, 2004, the president of the Company loaned $10,000 to the Company to cover ongoing administrative expenses. This amount is considered an unsecured advance from the officer, with no set repayment date, and no interest being charged.

On March 4, 2005, the president of the Company loaned $5,000 to the Company to cover ongoing administrative expenses. This amount is considered an unsecured advance from the officer, with no set repayment date, and no interest being charged.

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Mining Industry
The Company is engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Registration with the Securities and Exchange Commission
The Company is presently undertaking the required steps to register as a publicly traded company. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $20,000. Of this amount, $10,000 was paid when attorney services began and is recorded as legal fees in the accompanying financial statements. The remaining $10,000 will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission. See Note 8.

NOTE 7 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements at March 31, 2004 have been restated for certain errors in the valuation of common stock given to the sole shareholder for cash and services. Included in this correction is $363,096 for consulting services upon inception of the Company. The resulting change increases the reported net loss per share by $0.07 and increases the accumulated deficit and additional paid in capital by $363,096. The result on stockholder's net equity reported was no change. For other charges related to this restatement, see Notes 2 and 4.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Securities and Exchange Commission declared the Company's registration statement effective. The Company sold 2,000,000 shares of common stock for cash of $200,000 under this agreement.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to March 31, 2005, included in this report have been audited by Williams & Webster, P.S., 601 West Riverside, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Andrei Stytsenko	40	president, principal executive officer, treasurer
203-17711 64th Avenue		and principal financial officer and a member of
Edmonton, Alberta		the board of directors
Canada T5T 2J9

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Andrei Stytsenko has been our president, chief executive officer, secretary, treasurer, chief financial officer and the sole member of the board of directors. From January 2000 until February, 2004, Mr. Stytsenko was the secretary and a member of the board of directors of Aberdene Mines Limited. From 1985 to 1996, Mr. Stytsenko was the managing supervisor for Ivano Frankovski Drilling Company, located in North Russia. Mr. Stytsenko's responsibilities included drilling holes up to 13,000 feet in depth for the exploration of oil and gas. From 1997 until 1998 , Mr. Stytsenko was field supervisor for Booker Gold Exploration located in Vancouver, British Columbia. Mr. Stytsenko's responsibilities included core loding, assaying and mapping. Mr. Stytsenko earned a certificate of Overhaul Well Drilling Operator from the Nadvirnyansk Industrial Training Center in April 1993. In addition, Mr. Stytsenko obtained a Certificate of Contemporary Training for Production and Exploration Drilling Operator simultaneously. Further, Mr. Stytsenko completed a 5 year program, which by North American Standards, is the equivalent to a Masters degree, receiving a diploma in Mining/Drilling Engineering from the Ivano-Frankovsk State Technical Oil and Gas University, specializing in Oil and Gas Well Drilling in June of 1996. Mr. Stytsenko will devote 10% of his time or four hours per week to our operation.

Conflicts of Interest

At the present time, we do not foresee a conflict of interest because we do not intend to acquire any additional properties and Mr. Stytsenko does intend to acquire any additional properties. The only conflict that we foresee is Mr. Stytsenko's devotion of time to projects that do not involve us. In the event that Mr. Stytsenko ceases devoting time to our operations, he has agreed to resign as an officer and director.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on February 4, 2004 through March 31, 2005. The compensation addresses all compensation awarded to, earned by, or paid the to our named executive officers for the fiscal year ended March 31, 2005. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Securities
Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Andrei Stytsenko	2005	0	0	0	0	0	0	0
President	2004	0	0	0	0	0	0	363,096

We have not paid any salaries in 2005, and we do not anticipate paying any salaries at any time in 2005. We will not begin paying salaries until we have adequate funds to do so.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members on the board of directors.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Andrei Stytsenko	5,000,000	71.43%
203 - 17711 64th Avenue
Edmonton, Alberta
Canada T5T 2J9

All Officers and Directors	5,000,000	71.43%
as a Group (1 person)

[1] The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Stytsenko is the only "promoter" of our company.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Stytsenko, our president and sole director, has not received and will not receive anything of value, directly or indirectly, from us and we have not received and will not receive any assets, services or other consideration from Mr. Stytsenko, other than as described below.

In February 2004, we issued a total of 5,000,000 shares of restricted common stock to Andrei Stytsenko, our sole officer and director, in consideration of $375,000. This was accounted for as an acquisition of common stock for services, advances and cash.

In February 2004, Mr. Stytsenko advanced us $11,904 to pay for the cost of staking the property and a portion of the legal fees for this offering. This was repaid via the issuance of common stock. Additionally, Mr. Stytsenko provided services in exchange for common stock valued at $363,096.

In February 2004, Andrei Stytsenko, our president, acquired one mineral property in trust for us, containing four mining claims in British Columbia, Canada. The property was staked by Gerard Gallissant. Mr. Gallisant was paid $1,904 to stake the claims. Mr. Stytsenko paid Mr. Gallissant $1,904 to stake the claims. The claims were transferred to Mr. Stytsenko. The claim is recorded in Mr. Stytsenko's name to avoid paying additional fees. Mr. Stytsenko has not provided us with a signed or executed bill of sale in our favor. Mr. Stytsenko will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. In the event that the property is transferred to us, it will be transferred to a wholly owned subsidiary corporation to be formed by us and there will be no consideration for the transfer of the property.

Should Mr. Stytsenko transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Stytsenko will be liable to us for breach of fiduciary duty. We do not believe, however, that we would have any action against Mr. Stytsenko for breach of contract because the written declaration is not executed by us and as such we are not a party to it. In our opinion, an enforceable action for breach of a contract would require us to be a party to an executed agreement with Mr. Stytsenko, which we are not. As such, any action we take against Mr. Stytsenko will be limited to breach of fiduciary duty.

Mr. Stytsenko is our only promoter. He has not received or will he receive anything of value from us, directly or indirectly in his capacity as a promoter.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-116307 on June 9, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
3.3	Certificate of Authority to transact business in the State of Washington.
4.1	Specimen Stock Certificate.
10.1	Red Eagle #1 Claim.
10.2	Red Eagle #2 Claim.
10.3	Red Eagle #3 Claim.
10.4	Red Eagle #4 Claim.
10.5	Bill of Sale from Gerard Gallissant to Andrei Stytsenko.
10.6	Declaration of Trust.
99.1	Subscription Agreement.
99.2	Escrow Agreement

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005	$ 5,295	Williams & Webster, P.S., Certified Public Accountants
2004	$4,000	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$-0-	Williams & Webster, P.S., Certified Public Accountants
2004	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$-0-	Williams & Webster, P.S., Certified Public Accountants
2004	$-0-	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$-0-	Williams & Webster, P.S., Certified Public Accountants
2004	$-0-	Williams & Webster, P.S., Certified Public Accountants

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of July, 2005.

METALEX RESOURCES, INC.

BY:	/s/ Andrei Stytsenko
Andrei Stytsenko, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors