Form 10QSB
period 2005-06-30
METALEX RESOURCES INC
filed 2005-08-22
CIK 1287900

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,
	2005	March 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$146,231	$4,060
Accounts receivable - related party	1,904	-
Total Current Assets	148,135	4,060

EQUIPMENT, net	479	511

OTHER ASSETS
Software, net	158	178

TOTAL ASSETS	$148,772	$4,749

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$795
Payroll taxes payable	1,101	1,108
Advances from officers	-	30,000
Total Current Liabilities	1,101	31,903

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Common stock, 100,000,000 shares authorized, $0.00001
par value, 5,000,000 shares issued and outstanding	70	50
Additional paid-in capital	571,024	374,950
Accumulated deficit during exploration stage	(423,214)	(402,154)
TOTAL STOCKHOLDER'S DEFICIT	147,671	(27,154)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$148,772	$4,749

See accompanying condensed notes to interim financial statements.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
					From
					February 4,
					2004
		Three Months Ended			(Inception) to
		June 30,			June 30,
		2005		2004	2005
		(unaudited)		(unaudited)	(unaudited)

REVENUE		$-		$-	$-

OPERATING EXPENSES
Legal and accounting fees		15,096		4,000	33,891
Mining exploration expense		-		-	1,904
Consulting fees		-		-	363,096
Depreciation		52		41	253
Other general and administrative expenses		6,121		3,880	24,279
TOTAL EXPENSES		21,269		7,921	423,423

LOSS FROM OPERATIONS		(21,269)		7,921	423,423

INCOME TAXES		-		-	-

NET LOSS		$(21,269)		$7,921	$423,423

BASIC AND DILUTED
NET LOSS PER SHARE	$	nil	$	nil

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER-SHARE CALCULATION		5,981,777		5,000,000

See accompanying condensed notes to interim financial statements.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
			From
	Three Months Ended		February 4, 2004
	June 30,		(Inception) to
	2005	2004	June 30,
	(unaudited)	(unaudited)	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,269)	$(7,921)	$(423,423)
Adjustments to reconcile net loss to net cash used
by operating activities:			-
Expenses paid by shareholder	-	-	11,904
Common stock issued for services	-	-	363,096
Depreciation	52	41	253
Increase in accounts receivable - related party	(1,904)	-	(1,904)
Increase (decrease) in accounts payable	(802)	-	1,101
Net cash provided (used) by operating activities	(23,923)	(7,880)	(48,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(890)	(890)
Net cash used by investing activities	-	(890)	(890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	196,094	-	196,094
Payment of shareholder loan	(30,000)	-	(30,000)
Proceeds from shareholder loan	-	15,000	30,000
Net cash provided by financing activities	166,094	15,000	196,094

INCREASE IN CASH AND CASH EQUIVALENTS	142,171	6,230	146,231
CASH AND CASH EQUIVALENTS
Beginning of period	4,060	-	-

End of period	$146,231	$6,230	$146,231

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for services	$-	$-	$363,096
Common stock issued for expenses paid by
shareholder	$-	$-	$11,904

See accompanying condensed notes to interim financial statements.

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

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

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has limited cash and has incurred a net loss of approximately $21,000 for the three month period ending June 30, 2005and has an accumulated deficit of $423,423. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification

METALEX RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005

Going Concern (continued)
of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management believes that its receipt of funds from the public offering of its stock will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require approximately $175,000 to continue operations in the fiscal year 2005.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 5, 2004, a total of 5,000,000 shares of restricted common stock were issued to the Company's president. There was no public offering of any securities. The aforementioned shares were issued in payment of legal fees of $10,000, consulting fees of $363,096 and $1,904 for purchase of mining claims. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

During the three months ended June 30, 2005 the Company issued 2,000,000 shares of common stock for cash in the amount of $0.10 per share, or $200,000 before offering costs.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company occupies office space provided by its executive administrator at no charge. The value of this space is not considered materially significant for financial reporting purposes. Additionally, the Company's president has advanced funds to the Company to pay $11,904 of initial legal fees and mining claims. The funds advanced were repaid as part of the original stock issuance transaction. See Note 3.

During the year ended March 31, 2005, an officer advanced money to the Company in the amount of $30,000 to pay accounting fees and to provide operating capital. This amount is considered an unsecured advance from the officer, with no set repayment date, and no interest being charged. During the three months ended June 30, 2005, the Company repaid the entire amount.

During the three months ended June 30, 2005, the Company repaid to the officer $32,112, which included and overpayment of $1,904 for the cost of the initial staking fees at the mining site that had already been repaid to the officer. (See Note 3.) The Company discovered this oversight subsequent to the date of the financials and has since made arrangements for the officer to repay the amount back to the Company.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

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

Since inception, Andrei Stytsenko, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Stytsenko from inception on February 4, 2004 to June 30, 2005 was $41,904. Of the monies advanced by Mr. Stytsenko, we repaid $11,904 by the issuance of 158,720 shares of common stock and the remaining $30,000 was repaid in cash.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a private placement pursuant to section 4(2) of the Securities Act of 1933 exemption from registration contained in March 2004. This was accounted for as a purchase of shares of common stock.

As of June 30, 2005, our total assets were $148,772 and our total liabilities were $1,101.

We issued 2,000,000 shares of common stock through our public offering declared effective on April 22, 2005 and raised $200,000. This was accounted for as a purchase of shares of common stock.

At June 30, 2005, we had working capital of $147,034 compared to a working capital deficit of $27,154 at March 31, 2004.

At June 30, 2005, our total assets of 148,135 consisted of cash of $147,498 and equipment and software of $637.

At June 30, 2005, our total liabilities were $1,101.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Andrei Stytsenko, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 22, 2005, we completed our public offering and sold 2,000,000 shares of common stock and raised $200,000. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during the quarter ended June 30, 2005 to repay loans in the amount of $30,000 to our president, who financed the Company's incorporation and operational expenses during the registration process.

The proceeds remaining are available to cover future exploration and working capital expenses of the Company.

ITEM 6. EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of August, 2005.

METALEX RESOURCES, INC.
(Registrant)

BY:	/s/ Andrei Stytsenko
Andrei Stytsenko
President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors