Form 10QSB
period 2005-09-30
METALEX RESOURCES INC
filed 2005-11-14
CIK 1287900

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-51425

METALEX RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	98-0422451 (IRS Employer Identification No.)

1811 East 17th Avenue
Spokane, Washington 99203
(Address of principal executive offices, including zip code.)

(509) 535-4662
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Company is a shell company:    Yes [    ] No [X]

As of November 7, 2005, the Company had 7,000,000 shares of common stock issued and outstanding.

===============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2005	March 31,
	(Unaudited)	2005
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$135,946	$4,060
Accounts receivable - related party	1,904	-
Total Current Assets	137,850	4,060

EQUIPMENT, net	447	511

OTHER ASSETS
Software, net	136	178
TOTAL ASSETS	$138,433	$4,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$795
Payroll taxes payable	1,406	1,108
Advances from officers	-	30,000
Total Current Liabilities	1,406	31,903

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value,
7,000,000 and 5,000,000 shares issued and outstanding	70	50
Additional paid-in capital	571,024	374,950
Accumulated deficit during exploration stage	(434,067)	(402,154)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	137,027	(27,154)

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT)	$138,433	$4,749

See accompanying condensed notes to interim financial statements

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

									From
									February 4, 2004
		Three Months Ended				Six Months Ended			(Inception) to
		September 30,				September 30,			September 30,
		2005		2004		2005		2004	2005
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUE		$-		$-		$-		$-	$-

OPERATING EXPENSES
Legal and accounting fees		2,672		-		17,768		4,000	36,563
Mining exploration expense		-		-		-		-	1,904
Consulting fees		3,400		-		3,400		-	366,496
Depreciation		54		53		106		94	307
Other general and administrative expenses		4,518		4,353		10,639		8,233	28,797
TOTAL EXPENSES		10,644		4,406		31,913		12,327	434,067

LOSS FROM OPERATIONS		(10,644)		4,406		(31,913)		12,327	(434,067)

INCOME TAXES		-		-		-		-	-

NET LOSS		$(10,644)		$4,406		$(31,913)		$12,327	$(434,067)

BASIC AND DILUTED
NET LOSS PER SHARE	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC
AND DILUTED PER-SHARE
CALCULATION		7,000,000		5,000,000		6,496,483		5,000,000

See accompanying condensed notes to interim financial statements

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
			From
			February 4, 2004
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,913)	$(12,327)	$(434,067)
Adjustments to reconcile net loss to net cash used by operating activities:
Expenses paid by shareholder	-	-	11,904
Common stock issued for services	-	-	363,096
Depreciation	106	94	307
Increase in accounts receivable - related party	(1,904)	-	(1,904)
Increase (decrease) in accounts payable	(497)	541	1,406
Net cash provided (used) by operating activities	(34,208)	(11,692)	(59,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(890)	(890)
Net cash used by investing activities	-	(890)	(890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	196,094	-	196,094
Payment of shareholder loan	(30,000)	-	(30,000)
Proceeds from shareholder loan	-	15,000	30,000
Net cash provided by financing activities	166,094	15,000	196,094

INCREASE IN CASH AND CASH EQUIVALENTS	131,886	2,418	135,946

CASH AND CASH EQUIVALENTS
Beginning of period	4,060	-	-
End of period	$135,946	$2,418	$135,946

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for services	$-	$-	$363,096
Common stock issued for expenses paid by shareholder	$-	$-	$11,904

See accompanying condensed notes interim financial statements.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has limited cash and has incurred a net loss of approximately $31,900 for the six month period ending June 30, 2005 and has an accumulated deficit of $434,067. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
September 30 2005

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

During the year ended March 31, 2005, an officer advanced money to the Company in the amount of $30,208 to pay accounting fees and to provide operating capital. This amount is considered an unsecured advance from the officer, with no set repayment date, and no interest being charged.

During the six months ended June 30, 2005, the Company repaid to the officer $32,112, which included an overpayment of $1,904 for the costs of the initial staking fees at the mining site that had already been repaid to the officer. (See Note 3.) The Company discovered this oversight during the quarter and has since made arrangements for the officer to repay the amount back to the Company.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Our success or failure will be determined by what we find under the ground. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful.

We are conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our Form SB-2 registration statement. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

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

Work Performed

The field portion of the Phase I exploration program on the Yalakom River Gold Project has been completed. Exploration crews were on-site between May 15th and June 6th, 2005 and again from July 7th - 14th 2005.

All samples are presently being prepared for shipment to the analytical/assay laboratory for analysis. The geological observations, field notes and sample locations are also being plotted onto the base maps.

It is estimated that the final reports will be completed within the next 25-30 days.

The work program completed closely followed the recommendations within the milestones section of this report with the exception that it was decided that a more complete testing of the project could be completed by utilizing hand augers to obtain the soil samples from a greater depth. In addition, the total number of soil samples collected was increased from the initially recommended 100 samples to 300 samples.

The total estimated const of our exploration program to date is:

Personnel:
Senior Geologist	4 days @ $400.00	$1,600.00
Project Geologist	30 days @ $295.00	8,850.00
Prospector/Field Assistant	30 days @ $250.00	7,500.00

Field Costs:		0
Field Camp and Supplies	60 man/days @ $50.00/m/d	3,000.00
	(including camp rental, GPS rental,
	food, prospecting and sampling
	equipment, first aid and chain saw)
Field Communications	Long Distance charges Motorola
	2 way field radios	400.00
Survey Consumables	Sample bags, survey flagging, pickets etc.	2,150.00
Freight and shipping	Samples to Vancouver Labs	625.00
Auger Sampling	Equipment	2,175.00

Transportation:		0
Truck Rental	30 days $ 100.00	3,000.00
Mob/de-mob	Yalakom River Return return
	(fuel/meals/motel & truck mileage charges)	1,000.00
Slashing/Clearing access		3,100.00
Analytical:		0
Rock Samples	24 samples @ $24.50/sample (Au+32 element ICP)	738.00
	(budget for 10 over detection limit assays -
	additional $15.00/sample)

Soil Samples	300 samples @ $21.50/sample (Au + 32 element ICP)	6,450.00

Office & Engineering:		0
Report Writing	based on results of Phase I exploration program	4,000.00

Drafting/Cartography	(including field base map and all final
	maps detailing geological mapping,	3,200.00
	sample locations and results, location of
	old workings and compilation of results
	from previous work on property)
Overhead & Contingency		2,212.00
Total estimate cost of the Phase I exploration program		$50,000.00

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find mineralized material we will spend the balance of the year creating a program for development of the property. If we do not find mineralized material at the conclusion of our exploration program, we will cease operations.

Milestones

The following were our milestones:

1.	Retain our consultant to manage the exploration of the property. Cost $15,000. Time of retention 0-90 days. This milestone has been completed.

2.

In the next 90-180 days - Core drilling will cost $20.00 per foot. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days. This milestone has been completed.

3.

In the next 30 days - Have an independent third party analyze the samples. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

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

We have no assurance that future financing will be available should we find mineralized material. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Results of Operations

From Inception on February 4, 2004 to Present

We will be exploring one property containing four claims. The property has been staked and the first stage of our exploration program is complete.

Since inception, Andrei Stytsenko, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Stytsenko from inception on February 4, 2004 to September 30, 2005 was $42,112. Of the monies advanced by Mr. Stytsenko, we repaid $11,904 by the issuance of 158,720 shares of common stock and the remaining $30,208 was repaid in cash.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a private placement pursuant to section 4(2) of the Securities Act of 1933 exemption from registration contained in March 2004. This was accounted for as a purchase of shares of common stock.

As of September 30, 2005, our total assets were $138,433 and our total liabilities were $1,406.

We issued 2,000,000 shares of common stock through our public offering declared effective on April 22, 2005 and raised $200,000. This was accounted for as a purchase of shares of common stock.

At September 30, 2005, we had working capital of $136,444 compared to a working capital deficit of $(27,843) at March 31, 2005.

At September 30, 2005, our total assets of $138,433 consisted of cash of $135,946 and equipment and software of $583.

At September 30, 2005, our total liabilities were $1,406.

We have no long-term debt and do not regard long-term borrowing as a good, prospective source of financing.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 22, 2005, we completed our public offering and sold 2,000,000 shares of common stock and raised $200,000. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during the quarter ended September 30, 2005 for general operating expenses, accounting and consulting fees. The balance is available for use as set forth in the Use of Proceeds section of our Form SB-2 registration statement.

The following amounts were paid from the proceeds of the offering:

Accounting Fees	$2,672
Consulting Fees	3,400
Operating Expenses	4,518

Total	$10,590

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2005.

METALEX RESOURCES, INC.
(Registrant)

BY:	/s/ Andrei Stytsenko
Andrei Stytsenko
President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors