Form 10QSB
period 2005-12-31
METALEX RESOURCES INC
filed 2006-02-14
CIK 1287900

================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

As of February 10, 2006, the Company had 98,000,000 shares of common stock issued and outstanding.

============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2005	March 31,
	(Unaudited)	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$91,387	$4,060
Total Current Assets	91,387	4,060

EQUIPMENT, net	415	511

OTHER ASSETS
Software, net	114	178

TOTAL ASSETS	$91,916	$4,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$795
Payroll taxes payable	1,446	1,108
Advances from officers	-	30,000
Total Current Liabilities	1,446	31,903

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value,
98,000,000 and 70,000,000 shares issued and outstanding	980	700
Additional paid-in capital	570,114	374,300
Accumulated deficit during exploration stage	(480,624)	(402,154)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	90,470	(27,154)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
(DEFICIT)	$91,916	$4,749

See accompanying condensed notes to interim financial statements.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

								From
								February 4,
								2004
	Three Months Ended				Nine Months Ended			(Inception) to
	December 31,				December 31,			December 31,
	2005		2004		2005		2004	2005
	(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUE	$-		$-		$-		$-	$-

OPERATING EXPENSES
Legal and accounting fees	33,288		1,500		51,056		5,500	69,851
Mining exploration expense	-		-		-		-	1,904
Consulting fees	2,968		-		6,368		-	369,464
Depreciation	54		53		160		149	361
Other general and administrative
expenses	10,248		4,353		20,886		12,849	39,044
TOTAL EXPENSES	46,558		5,906		78,470		18,498	480,624

LOSS FROM OPERATIONS	(46,558)		(5,906)		(78,470)		(18,498)	(480,624)

INCOME TAXES	-		-		-		-	-

NET LOSS	$(46,558)		$(5,906)		$(78,470)		$(18,498)	$(480,624)

BASIC AND DILUTED
NET LOSS PER SHARE	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC
AND DILUTED PER SHARE
CALCULATION	98,000,000		70,000,000		93,317,658		70,000,000

See accompanying condensed notes to interim financial statements.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
			February 4, 2004
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,470)	$(18,498)	$(480,624)
Adjustments to reconcile net loss to net cash used by
operating activities:
Expenses paid by shareholder	-	-	11,904
Common stock issued for services	-	-	363,096
Depreciation	160	148	361
Increase in accounts receivable - related party	-	-	-
Increase (decrease) in accounts payable	(457)	597	1,446
Net cash used by operating activities	(78,767)	(17,753)	(103,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(890)	(890)
Net cash used by investing activities	-	(890)	(890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	196,094	-	196,094
Payment of shareholder loan	(30,000)	-	(30,000)
Proceeds from shareholder loan	-	25,000	30,000
Net cash provided by financing activities	166,094	25,000	196,094

INCREASE IN CASH AND CASH EQUIVALENTS	87,327	6,357	91,387

CASH AND CASH EQUIVALENTS
Beginning of period	4,060	-	-

End of period	$91,387	$6,357	$91,387

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for services	$-	$-	$363,096
Common stock issued for expenses paid by shareholder	$-	$-	$11,904

See accompanying condensed notes to interim financial statements.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has recurring losses and has an accumulated deficit of $480,624. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

Management believes that funds from a recently completed public offering will generate sufficient cash for the Company to continue to operate based on current expense projections. Management's plans are to engage in acquiring, exploring, and developing mining properties. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates it will require approximately $175,000 to continue operations in the fiscal year ended March 31, 2006.

NOTE 3 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 5, 2004, a total of 70,000,000 shares of restricted common stock were issued to the Company's president. There was no public offering of any securities. The aforementioned shares were issued in payment of legal fees of $10,000, consulting fees of $363,096 and $1,904 for purchase of mining claims. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

During the three months ended June 30, 2005 the Company issued 28,000,000 shares of common stock for cash in the amount of $0.007 per share, or $200,000 before offering costs.

Subsequent to the date of the financials, the Company approved a 13-for-1 stock dividend which is being treated as a 14-for-1 forward stock split for accounting purposes. All share amounts in the financial statements have been restated to reflect this split.

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

METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005

During the year ended March 31, 2005, an officer advanced money to the Company in the amount of $30,208 to pay accounting fees and to provide operating capital. During the six months ended September 30, 2005, the Company repaid to the officer $32,112, which included an overpayment of $1,904 for the costs of the initial staking fees at the mining site that had already been repaid to the officer. (See Note 3.) The Company discovered this oversight and the Company officer repaid the overpayment in the three months ended December 31, 2005.

NOTE 5 - SUBSEQUENT EVENTS

On January 18, 2006 the Board of Directors declared a 13 for 1 common stock dividend for all shareholders of record January 30, 2006. This dividend will be accounted for as a stock split for accounting purposes. Per-share amounts in the accompanying financial statements have been restated for the stock dividend. See Note 3.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

The total estimated cost of our exploration program to date is:

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

We are current awaiting the results of the soil samples analyzed by our geologist. We expect to have the final report within the next 30 to 60 days.

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

Since inception, Andrei Stytsenko, our sole officer and director has paid all our expenses to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Stytsenko from inception on February 4, 2004 to December 31, 2005 was $42,112. Of the monies advanced by Mr. Stytsenko, we repaid $11,904 by the issuance of 158,720 shares of common stock and the remaining $30,208 was repaid in cash.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 70,000,000 shares of common stock through a private placement pursuant to section 4(2) of the Securities Act of 1933 exemption from registration contained in March 2004. This was accounted for as a purchase of shares of common stock.

As of December 31, 2005, our total assets were $91,916 and our total liabilities were $1,446.

We issued 28,000,000 shares of common stock through our public offering declared effective on April 22, 2005 and raised $200,000. This was accounted for as a purchase of shares of common stock.

At December 31, 2005, we had working capital of $89,941 compared to a working capital deficit of $27,843 at March 31, 2005.

At December 31, 2005, our total assets of $91,916 consisted of cash of $91,387 and equipment and software of $529.

At December 31, 2005, our total liabilities were $1,446.

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

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 22, 2005, we completed our public offering and sold 28,000,000 shares of common stock and raised $200,000. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during this quarter ended December 31, 2005 for general operating expenses, accounting and consulting fees. The balance is available for use as set forth in the Use of Proceeds section of our Form SB-2 registration statement.

The following amounts were paid from the proceeds of the offering:

Accounting and Legal Fees	$57,506
Accounts Payable	25,000
Operating Expenses	27,414
Total	$103,920

ITEM 5.     OTHER INFORMATION

The Company's board of directors authorized a 14:1 forward split if its no par value common stock. (See note 3) All references in the accompanying financial statements to the number of common shares outstanding and per share amount have been restated to reflect the forward stock split.

ITEM 6.     EXHIBITS.
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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2005.

METALEX RESOURCES, INC.
(Registrant)

BY:	/s/ Andrei Stytsenko
Andrei Stytsenko
President, Principal Executive Officer, Treasurer, Principal Financial Officer and member of the Board of Directors