Form 10-K
period 2006-03-31
RANCHER ENERGY CORP.
filed 2006-06-30
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2006

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  _______ TO ________

COMMISSION FILE NUMBER 000-51425

RANCHER ENERGY CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 17th Street, Suite 1700
Denver, Colorado	80265
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 629-1122

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  [ ]   No [X]

Check whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer  [ ]   Accelerated filer [ ]    Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant, as of June 15, 2006, was approximately $37,380,000 based on the closing bid of $1.335 for the registrant’s common stock as reported by the OTC Bulletin Board. Shares of common stock held by each director, each officer named in Item 11, and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates.

As of June 15, 2006 the registrant had 29,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

Transitional Disclosure Format. Yes  [ ]   No   [X]

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

i

Forward-Looking Statements

We have included in this report, statements which are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These include statements that are not simply a statement of historical fact but describe what we “believe”, “anticipate”, or “expect” will occur. We caution you not to place undue reliance on the forward-looking statements made in this report. Although we believe these statements are reasonable, there are many factors, which may affect our expectation of our operations. These factors include, among other things, the following:

•	general economic conditions;

•	the market price of, and demand for, oil and gas;

•	our ability to service future indebtedness;

•	our success in completing exploration and development activities;

•	expansion and other development trends of the oil and gas industry;

•	our accumulated deficit;

•	acquisitions and other business opportunities that may be presented to and pursued by us;

•	our ability to integrate our acquisitions into our company structure; and

•	changes in laws, regulations and taxation.

ii

PART I

Item 1.  BUSINESS.

Background.

Rancher Energy Corp. (the “Company”, “Rancher Energy”, “we” or “us”) was formed on February 4, 2004 and is incorporated in the State of Nevada. We are an independent energy company formed for the purpose of engaging in the development, production, and marketing of oil and gas in North America.

The Company’s current operations are focused in two basins in the Rocky Mountain Region of the United States--the Powder River Basin in central Wyoming and the Crazy Mountain Basin in central Montana. Led by an experienced management team, Rancher Energy is working to enhance shareholder value by identifying and developing diversified oil and gas assets across North America, particularly in the Rocky Mountains.

Rancher Energy's prospects in Wyoming and Montana are strategic acquisitions that will be developed through the application of scientific expertise, and the latest technology and drilling techniques, to enhance recovery and achieve the most effective results possible. Rancher Energy intends to specialize in using modern exploration and recovery techniques on older, historically productive fields with proven in-place oil and gas reserves. Higher oil and gas prices and advances in technology such as 3-D seismic data, directional drilling, and CO2 injection make these assets an attractive source of potentially recoverable oil and gas reserves.

From its inception until June 2006, the Company, then known as Metalex Resources, Inc. “(Metalex”), was primarily engaged in the exploration for gold mineral deposits and reserves in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. On April 19, 2006, Metalex announced that it had changed its name to Rancher Energy and its new business direction as an oil and gas exploration and production company focusing on geologic business in the Rocky Mountains.

Recent Events.

The Burke Ranch Field.

On June 21, 2006, the Company acquired the Burke Ranch Field, an oil prospect consisting of approximately 1,921 acres in the Powder River Basin in Natrona County, Wyoming. The prospect is located approximately 25 miles north of Casper, Wyoming, in the central region of the state. Rancher Energy holds a 89.80% working interest (73.68% net revenue interest) before payout, which reverts to a 49.90% working interest (36.94% net revenue interest) after payout. The prospect was acquired through an assignment of an agreement with Hot Springs Resources, Ltd. (“HSR”) from an unaffiliated party, for $250,000 cash payable within 90 days from June 21, 2006 and a 4% overriding royalty interest on production attributable to the Company’s interest to the unaffiliated third party.

In addition, within one calendar year at our sole cost, risk and expense we are obligated to conduct or cause to be conducted a 3-D seismic survey over the property and we must pay for all processing, analysis, and interpretation of the 3-D seismic data acquired as a result of the seismic survey. We expect the total cost of the seismic program to be approximately $320,000.

We must also select an engineering firm to perform certain engineering studies on the property and prepare a development plan. The scope and substance of the studies and plan shall be at our direction, provided that we must confer with HSR prior to providing or revising any instructions to the engineering firm. We are solely responsible for the costs incurred in the preparation of the studies and plan. See Other Recent Events for the selection of NITEC LLC (“NITEC”) to conduct this work.

HSR must cause to be conducted operations and purchases of equipment necessary to install a submersible pump, cable and if needed a motor in Well 9 on the property and, complete any tubing repairs that may be necessary in respect of Well 9-17. We are solely responsible for all costs and expenses relating to such operations, provided that if the costs and expenses respecting Well 9 or Well 9-17 exceed $50,000 then HSR is solely responsible for all costs

Return to Index

and expenses exceeding $50,000, provided further however, that if, due to wellbore integrity problems, equipment failures or sticking of equipment or tools in the wellbore or other problems beyond the anticipation or control of the parties, the costs of operations respecting either or both Well 9 and Well 9-17 are anticipated to exceed $75,000 in the aggregate, then the parties shall determine whether they wish to proceed and if so they shall jointly (each as to a 50% share) pay for any costs in excess of $75,000. If HSR fails to complete the operations described above within one year, we shall have no further obligations with respect to these operations.

If, after the acquisition, processing, analysis and interpretation of the seismic data described above, we and HSR mutually agree, in good faith, based upon such seismic data and analysis thereof, that a well should be drilled to test the Tensleep Formation (the “Tensleep Well”) on the property, we must at our sole cost drill and log (or cause the drilling and logging of) such a well of such a depth to test the entire Tensleep Formation, and, if, after logging, a completion of such a well for production is justified, as determined mutually by the parties, then HSR must pay 50% of the costs of such completion and we pay the remaining 50%. If such well thereafter produces petroleum substances, we will share in the production from such well on the basis of the fractions described below, until the costs of such well and its completion have been recovered out of the production of petroleum substances from such well.

Prior to Cost Recoupment Fractions:

HSR:	Amount of completion costs paid by HSR divided by
Total of all drilling, logging and competition costs paid by HSR and Rancher

Rancher:	Amount of drilling, logging and completion costs paid by Rancher divided by
Total of all drilling, logging and completion costs paid by HSR and Rancher

Upon recoupment of such drilling, logging and completion costs, we will share in the production from such well on an equal, 50-50 basis.

Finally, if production of petroleum substances from the property exceeds 20 barrels of oil per day (6mcf of natural gas shall equal 1 barrel of oil) for a continuous period of no less than 30 days, then we must each month thereafter for a period of 12 months pay to HSR out of our net share of the proceeds from the sale of petroleum substances produced from the property a payment of $5,000 (for an aggregate payment obligation of $60,000).

The Burke Ranch Field was discovered in 1953 by the Houston Oil Company, and has continued to be developed since its discovery. According to the Wyoming Oil and Gas Conservation Commission, approximately 6.5 million barrels of oil have been produced from the Burke Ranch Field as of September 2005.

A third party geological assessment by Merschat Minerals LLC dated September 2005, (the “Merschat Assessment”) estimates that the Burke Ranch Field has approximately 13 million barrels of oil still in place. The Burke Ranch Field production and development history is similar to many other fields in Wyoming where primary and secondary (waterflood) production removes roughly one-half of the original oil in place.

The Merschat Assessment estimates that potential remaining oil reserves in the Dakota Formation at the Burke Ranch Field total 6.5 million barrels of oil. This prospect holds strong tertiary (third stage) potential for extracting potential in-place resources. Additional reserve recovery methods recommended by the Merschat Assessment include carbon dioxide flooding—a process estimated to recover up to 30% of remaining oil in place (approximately 2 million barrels of oil) in the Burke Ranch Field. Other more conventional recommended methods to recover the oil in place include infill drilling and horizontal drilling.

The location of the Burke Ranch Field has several built-in advantages, with basic infrastructure already in place—pipelines, power, roads, etc. Because the Burke Ranch Field is within an established producing unit, lease expirations are of little concern. Another benefit of this prospect is its moderate depth of approximately 6,500 feet to the Dakota pay zone. The Merschat Assessment also suggests that the Dakota Formation might hold potential reserves at deeper levels, and should be assessed further.

Return to Index

The Company recently successfully bid for and has the right to acquire an additional 8,183 acres contiguous and/or adjacent to its Burke Ranch Field. These leases, together with the Burke Ranch Field’s original 1,921 acres, will increase the total acreage of the Company’s Burke Ranch Field more than five times (5X) to 10,104 acres (see “Other Recent Events”, below). The Company also recently entered into an agreement with NITEC to perform a reservoir engineering study on the Company's Burke Ranch Field in order to ascertain the field’s remaining recoverable oil (see “Other Recent Events”, below).

The Broadview Dome Prospect.

On June 6, 2006, the Company acquired the Broadview Dome Prospect, located approximately 25 miles northwest of Billings, Montana. This natural gas prospect involves approximately 7,600 acres. Rancher Energy holds a 100% working interest (80.00% net revenue interest) until payout, and 55.00% working interest (40.00% net revenue interest) after payout. The prospect was acquired through an assignment from an unaffiliated party for $250,000 cash payable within 90 days from June 6, 2006 and a 4% overriding royalty interest attributable to the Company’s interest to the unaffiliated third party.

Under a subsequent Exploration and Development Agreement entered into on June 15, 2006  (the “Agreement”) with Big Snowy Resources, LP (“BSR”) the leaseholder of the property, we are obligated to arrange as soon as practicable and pay for a 3-D seismic program covering 4 square miles on the property. We estimate the total cost of the seismic program to be approximately $200,000.

Within 30 days from the 3-D seismic program completion date, we must give written notice to BSR of our intention to drill based on the 3-D and propose a drilling location (the “Test Well”). Our failure to provide a notice prior to expiration of the 30 day period shall be deemed an election by us to terminate the Agreement with no further obligations or liabilities. If we elect not to terminate the Agreement, we have 120 days to spud the Test Well. The Test Well will be drilled at our sole cost. The well must be drilled to the deepest horizon indicated as hydrocarbon bearing by the 3-D seismic.

Upon receipt by BSR of the final seismic interpretation and notice of drilling location, BSR will assign to us a 55.00% working interest in the spacing unit of the Test Well. Upon drilling and completion of the test well, BSR will assign us a 55.00% working interest (40.00% net revenue interest) in all lands owned by BSR in the area covered by the Agreement.

If the Test Well is commercial, we are entitled to 100% of the net revenue from the Test Well until payout of our costs. After payout, the revenue from the Test Well will be distributed in proportion to the working interest shares of BSR and us.

We also must use our commercially reasonable efforts to obtain required government and administrative regulatory approvals and other necessary consents for the construction and operation of a pipeline of approximately 12 miles in length, in Stillwater County, Montana (the “Pipeline”), to transport gas from the Test Well, and other wells producing in commercial quantities on the property in which we and BSR have a joint working interest (the “Joint Wells”) to a gas transmission line.

If we are able to secure all such required approvals and consents we are obligated within 18 months thereafter to finance, construct, operate, and maintain the Pipeline, or instead of constructing the Pipeline, make mutually acceptable arrangements to transport all produced gas from the Joint Wells to market.

Upon payout of our costs in the Pipeline, we must assign 20% of our right, title and interest in the Pipeline to BSR. We have granted BSR an option to purchase an additional 25% of our Pipeline (the “Pipeline Option”). The Pipeline Option may be exercised incrementally by BSR where the minimum percentage of such increments is 1%.  If BSR exercises the Pipeline Option, it must do so within 18 months of the completion of construction of the Pipeline (after which the Pipeline Option automatically terminates).

Return to Index

The Broadview Dome Prospect is close to existing regional pipelines, and is in an area of the state actively experiencing commercial gas production activity. The Yellowstone-Stillwater county line splits the prospect from north to south. The topography reflects the structure on the surface, with dipping strata in all directions from the top of the dome. South Comanche Creek runs from west to east separating two distinct structures, one on the north and one on the south.

The Broadview Dome Prospect is an up dip test of the Frontier Sand located on a small anticlinal feature, which is on the southeastern edge of the larger Hailstone Dome. The sharp flextures created by this structure have resulted in the formation of many northeast southwest trending normal faults. These faults have truncated the structure, creating the potential for Amsden, Swift, and Madison formation fault bounded reservoirs.

Other Recent Events.

On June 9, 2006, the Company entered into a loan agreement (the “$500K Loan Agreement”) with Venture Capital First LLC (“Venture Capital”) to borrow from Venture Capital the principal amount of $500,000 (the “$500K Loan”) for the Company’s working capital purposes to be repaid in full plus six percent (6%) interest on the principal amount on or before December 9, 2006. The $500K Loan Agreement provides that Venture Capital has the option to convert all or a portion of the $500K Loan into shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on the OTC Bulletin Board on the day preceding notice from Venture Capital of its intent to convert all or a portion of the Loan into shares of the Company, or (ii) in the event the Company is offering shares or units to the general public, at the price such shares or units are being offered to the general public.

On June 8, 2006, the Company entered into an agreement with NITEC to perform a reservoir engineering study (the “NITEC Study”) on the Company's Burke Ranch Field in order to ascertain the field’s remaining recoverable oil. NITEC estimates that it will take it three to four months to complete the NITEC Study at a cost of approximately $95,000.

On June 6, 2006, at the Wyoming BLM auction, the Company successfully bid for and has the right to acquire an additional 8,183 acres contiguous and/or adjacent to its Burke Ranch Field (the “BLM Leases”). The BLM Leases will be acquired for a total cost of $143,237 or an average cost of approximately $16.00 an acre, excluding first annual rental payments of $12,275 and administration fees of $910, and the closing is expected to occur in approximately 90 days. The BLM Leases, together with the Burke Ranch Field’s original 1,921 acres, will increase the total acreage of the Company’s Burke Ranch Field more than five times (5X) to 10,104 acres.

On June 6, 2006, the Company entered into a loan agreement (the “$150K Loan Agreement”) with Enerex Capital Corp. (“Enerex”) to borrow from Enerex Capital the principal amount of $150,000 (the “$150K Loan”) for the Company’s working capital purposes to be repaid in full plus 2% interest on the principal amount on or before June 30, 2006. The $150K Loan Agreement provides that Enerex has the option to convert all or a portion of the $150K Loan into shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on the OTC Bulletin Board on the day preceding notice from Enerex of its intent to convert all or a portion of the $150K Loan into shares of the Company, or (ii) in the event the Company is offering shares or units to the general public, at the price such shares or units are being offered to the general public.

On May 15, 2006, the Company entered into an employment agreement with John Works (the “Works Employment Agreement”) wherein we engaged Mr. Works as our president, chief executive officer, and a director. The term of the Works Employment Agreement is two years beginning May 15, 2006. We will pay Mr. Works $12,500 per month, reimburse Mr. Works for out-of-pocket expenses incurred by him up to $10,000 per month, an automobile allowance of $400 per month, and a parking allowance of $150 per month. Further, we will pay Mr. Works a minimum of $950 per month to maintain an office in Denver, Colorado. In addition to the foregoing, we have granted Mr. Works an option to acquire restricted shares of the Company’s common stock at a price of $0.00001 per share as follows: (i) 1,000,000 shares on the execution of the employment agreement, (ii) 1,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. In the

Return to Index

event the agreement is terminated, Mr. Works will be entitled to purchase all shares that have vested, and all unvested shares will be forfeited.

On May 15, 2006, Andrei Stytsenko resigned as the Company’s principal executive officer but would remain with the Company both as a director and as Vice President--Production. Mr. Stytsenko’s resignation was not as a result of any disagreement with the Company but rather as the result of the change of direction and focus of the Company from the exploration and development of gold mineral deposits and reserves in British Columbia, Canada to an oil and gas exploration and production company with its primary operations in the Rocky Mountain Region of the United States.

On April 11, 2006, the Company amended its Articles of Incorporation and changed its name from Metalex to Rancher Energy. On April 18, 2006 the Company’s common stock began trading on the OTC Bulletin Board under our new symbol “RNCH”.

Business Strategy.

The Company’s objective is to develop natural oil and gas reserves, production, and revenues through a strategy that includes the following key elements:

Pursue Attractive Reserve and Leasehold Acquisitions. To date, acquisitions have been critical in establishing our asset base. We believe that we are well positioned, given our initial success in identifying and quickly closing on attractive opportunities in the Powder River and the Crazy Mountain Basins, to effect opportunistic acquisitions that can provide upside potential, including long-term drilling inventories and undeveloped leasehold positions with attractive return characteristics. Our focus is to acquire assets that provide the opportunity for developmental drilling, the drilling of extensional step out wells, and use of state-of-the art enhanced oil recovery techniques, which we believe provide us with significant upside potential while not exposing us to the risks associated with drilling new field wildcat wells in frontier basins.

Pursuit of Selective Complementary Acquisitions. We will seek to acquire long-lived producing properties with a high degree of operating control, or oil and gas entities that are known to be competent in the area,  that offer opportunities profitably to develop oil and gas reserves.

Drive Growth Through Technology and Drilling. We plan to supplement our long-term reserve and production growth through the use of 3-D seismic and reservoir geology experts, coupled with strategically-focused drilling operations.

Maximize Operational Control. To date, we do not own any assets where we are not the operator. It is strategically important to our future growth and maturation as an independent exploration and production company to be able to continue to serve as operator of our properties when possible, as that will enable us to exert greater control over costs and timing in and manner of our exploration, development, and production activities.

Operate Efficiently, Effectively, and Maximize Economies of Scale Where Practical. Our objective is to generate profitable growth and high returns for our stockholders, and we expect that our cost structure will benefit from economies of scale and our continuing cost management initiatives as we grow. As we manage our growth, we will actively focus on reducing lease operating expenses, general and administrative costs, and finding and development costs. In addition, our acquisition efforts will be geared toward pursuing opportunities that fit well within our existing operations, or in areas where the Company is establishing new operations, or where we believe that a base of existing production will produce an adequate foundation for economies of scale necessary to grow a business within a geography or business segment.

Return to Index

Governmental Regulation.

The Company’s business and the oil and gas industry in general are heavily regulated. The availability of a ready market for oil and gas production depends on several factors beyond the Company’s control. These factors include regulation of oil and gas production, federal and state regulations governing environmental quality and pollution control, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state, and local agencies.

The Company believes that it is in substantial compliance with such statutes, rules, regulations, and governmental orders, although there can be no assurance that this is or will remain the case. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted so we are unable to predict the future cost or impact of complying with such laws and regulations.

The following discussion of the regulation of the oil and gas industry in the United States and is not intended to constitute a complete discussion of the various statutes, rules, regulations, and environmental orders to which the Company’s operations may be subject.

Regulation of Oil and Gas Exploration and Production.

The Company’s oil and gas operations will be subject to various types of regulation at the federal, state, and local levels. Prior to commencing drilling activities for a well, the Company (or its operating subsidiaries, operating entities, or operating partners) must procure permits and/or approvals for the various stages of the drilling process from the applicable federal, state, and local agencies in the state in which the area to be drilled is located. Such permits and approvals include those for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with oil and gas operations. The Company’s operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, and the density of wells which may be drilled, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws may establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production.

The effect of these regulations may limit the amount of oil and gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and gas industry increases the Company’s costs of doing business and, consequently, affects its profitability.  Inasmuch as such laws and regulations are frequently expanded, amended, and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

Oil and Gas Marketing and Transportation.

Federal legislation and regulatory controls have historically affected the price of oil and gas and the manner in which production is transported and marketed. Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (“FERC”) regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated natural gas prices for all “first sales” of natural gas, which definition will cover all sales of our own production. In addition, as part of the broad industry restructuring initiatives described below, FERC has granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of gas for

Return to Index

resale without further FERC approvals. As a result, all natural gas that we produce in the future may now be sold at market prices, subject to the terms of any private contracts that may be in effect.

Natural gas sales prices nevertheless continue to be affected by intrastate and interstate gas transportation regulation, because the prices that companies such as ours receive for our production are affected by the cost of transporting the gas to the consuming market. Through a series of comprehensive rulemakings, beginning with Order No. 436 in 1985 and continuing through Order No. 636 in 1992 and Order No. 637 in 2000, FERC has adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters, and by increasing the transparency of pricing for pipeline services. FERC has also developed rules governing the relationship of the pipelines with their marketing affiliates, and implemented standards relating to the use of electronic data exchange by the pipelines to make transportation information available on a timely basis and to enable transactions to occur on a purely electronic basis.

In light of these statutory and regulatory changes, most pipelines have divested their gas sales functions to marketing affiliates, which operate separately from the transporter and in direct competition with all other merchants, and most pipelines have also implemented the large-scale divestiture of their gas gathering facilities to affiliated or non-affiliated companies. Interstate pipelines thus now generally provide unbundled, open and nondiscriminatory transportation and transportation-related services to producers, gas marketing companies, local distribution companies, industrial end users, and other customers seeking such services. Sellers and buyers of gas have gained direct access to the particular pipeline services they need, and are better able to conduct business with a larger number of counterparties.

Environmental Regulations.

The Company’s operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes environmental protection requirements that result in increased costs to the oil and gas industry in general, the business and prospects of the Company could be adversely affected.

The nature of the Company’s business operations results in the generation of wastes that may be subject to the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The U.S. Environmental Protection Agency (“EPA”) and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes that may be generated by the Company’s operations that are currently exempt from treatment as “hazardous wastes” may in the future be designated as “hazardous wastes”, and therefore be subject to more rigorous and costly operating and disposal requirements.

Stricter standards in environmental legislation may be imposed on the industry in the future. For instance, legislation has been proposed in Congress from time to time that would reclassify certain exploration and production wastes as “hazardous wastes” and make the reclassified wastes subject to more stringent handling, disposal, and clean-up restrictions. If such legislation were to be enacted, it could have a significant impact on our operating costs, as well as on the oil and gas industry in general. Compliance with environmental requirements generally could have a materially adverse effect upon our capital expenditures, earnings, or competitive position.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment.  These persons include the present or past owners or operators of the disposal site or sites where the release occurred and the companies that transported or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to

Return to Index

file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment. Furthermore, although petroleum, including natural gas and crude oil, is exempt from CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as “hazardous substances” under CERCLA and thus such wastes may become subject to liability and regulation under CERCLA. State initiatives further to regulate the disposal of crude oil and gas wastes are also pending in certain states, and these various initiatives could have adverse impacts on our business.

In August 2005, the Energy Policy Act of 2005 was enacted (the “Energy Act”). The Energy Act contains certain provisions that facilitate oil and gas leasing and permitting on federal lands. The Energy Act also provides for certain incentives for oil and gas production.

The Company’s operations may be subject to the Clean Air Act (the “CAA”) and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues.

The Federal Water Pollution Control Act (the “FWPCA” or the “Clean Water Act”) and resulting regulations, which are implemented through a system of permits, also govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require the Company to cease construction or operation of certain facilities that are the source of water discharges and compliance could have a materially adverse effect on our capital expenditures, earnings, or competitive position.

Our operations will be subject to local, state, and federal laws and regulations to control emissions from sources of air pollution. Payment of fines and correction of any identified deficiencies generally resolve penalties for failure to comply strictly with air regulations or permits. Regulatory agencies could also require us to cease construction or operation of certain facilities that are air emission sources.

Operating Hazards and Insurance.

The Company’s exploration and production operations include a variety of operating risks, including the risk of fire, explosions, above-ground and underground blowouts, craterings, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as oil and gas leaks, ruptures, and discharges of toxic gas, the occurrence of any of which could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation, penalties, and suspension of operations.

Any significant problems related to its facilities could adversely affect the Company’s ability to conduct its operations. In accordance with customary industry practice, the Company maintains or will attempt to obtain insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant event not fully insured against could materially adversely affect the Company’s operations and financial condition. The Company cannot predict whether insurance will be available at premium levels that justify its purchase or whether insurance will be available at all.

Return to Index

Employees.

At present, the Company has two full time employees. One employee is Mr. John Works, our President, Chief Executive Officer and Chief Financial Officer, and the other is Mr. Andrew Casazza, our manager of finance and operations.

We presently do not have pension, health, annuity, insurance, profit sharing, or similar benefit plans; however, we may adopt such plans in the future. We have a stock option plan under which options have been granted to Mr. Works. See Item 11 “Executive Compensation” below.

The Company’s employees are not covered by a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Return to Index

Item 1A.     RISK FACTORS.

To inform readers of our future plans and business strategies, this report contains statements concerning our future performance, intentions, objectives, plans and expectations that are or may be deemed to be “forward-looking statements”. Our ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements. Such factors affecting us include, but are not limited to, the following:

We have incurred losses to date, we expect future losses, and we may never become profitable.

The Company has incurred losses in the past. We incurred net losses from continuing operations for the years ended March 31, 2006, 2005, and 2004 of $124,453, $27,154, and $375,000, respectively. In addition, we had an accumulated deficit of $526,607 at March 31, 2006. We may fail to achieve significant revenues or profitability. There can be no assurance of when, if ever, we will be profitable or whether we will be able to maintain profitability.

Our auditors have issued a going concern opinion, hence there is substantial uncertainty that we will continue operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and our shares could become worthless. See Item 8 “Financial Statements and Supplementary Data”.

We lack an operating history, have never had any revenues, have no immediate prospects for revenues, and have losses which we expect to continue.

We were incorporated in February 2004 and we have not realized any revenues to date. We have no operating history upon which an evaluation of our future success or failure can be made. Based upon our current plans, we expect to incur operating losses in future periods. This will occur because there are expenses associated with the start-up nature of our oil and gas acquisition and development business. As a result, continuing to incur expenses while failing to generate revenue would have a material adverse effect on our financial condition and results of operations.

If we are unable to obtain additional funding our business operations will be harmed.

We believe that our current cash position and estimated 2007 cash from our operations will not be sufficient to meet our current estimated general and administrative, operating, and capital expenditures through the end of fiscal year 2007. As a result, the Company will require additional funding. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy.

Our business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile energy prices.

Our business depends on the level of activity in oil and gas exploration, development, and production in markets worldwide. Oil and gas prices, market expectations of potential changes in these prices, and a variety of political and economic and weather-related factors significantly affect this level of activity. Oil and gas prices are extremely volatile and are affected by numerous factors, including:

Return to Index

•	worldwide demand for oil and gas;
•	the ability of OPEC to set and maintain production levels and pricing;
•	the level of production in non-OPEC countries;
•	the policies of the various governments regarding exploration and development of their oil and gas reserves;
•	local weather;
•	fluctuating pipeline takeaway capacity;
•	advances in exploration and development technology;
•	the political environment surrounding the production of oil and gas;
•	level of consumer product demand; and
•	the price and availability of alternative fuels.

Our business involves numerous operating hazards.

Our proposed operations are subject to certain hazards inherent in drilling for oil or gas, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings, or fires. The occurrence of these events could result in the suspension of drilling operations, weather, equipment shortages, damage to or destruction of the equipment involved, and injury or death to rig personnel. Operations also may be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages. Damage to the environment could also result from our operations, particularly through oil spillage or extensive uncontrolled fires. We may also be subject to damage claims by other oil and gas companies.

Although we intend to maintain insurance in the areas in which we operate, pollution and environmental risks generally are not fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position and results of operations.

Our current properties are located in the Rocky Mountains, making us vulnerable to risks associated with operating in one major geographic area.

Our current activities are focused on the Rocky Mountain region of the United States, which means our properties are geographically concentrated in that area. As a result, we may in the future be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production, or interruption of transportation of oil and gas produced from the wells in these basins.

Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed.

The oil and gas industry is intensely competitive, and we compete with other companies that are significantly larger and have greater resources.  Many of these companies not only explore for and produce oil and gas, but also carry on refining operations and market petroleum and other products on a regional, national, or worldwide basis.  These companies may be able to pay more for productive oil and gas properties and exploratory prospects or define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit.  Our larger competitors may be able to absorb the burden of present and future federal, state, local, and other laws and regulations more easily than we can, which would adversely affect our competitive position.  Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Return to Index

If oil and gas prices decrease, we may be required to take write-downs of the carrying values of our oil and gas properties.

Generally accepted accounting principles require that we periodically review the carrying value of our oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of the prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have material adverse effect on our results of operations in the periods taken.

Governmental laws and regulations may add to our costs or limit our drilling activity.

Our operations are affected from time to time in varying degrees by governmental laws and regulations. We may be required to make significant capital expenditures to comply with governmental laws and regulations. It is also possible that these laws and regulations may in the future add significantly to our operating costs or may significantly limit drilling activity.  Failure to comply with these laws and regulations may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties, including assessment of natural resource damage.

There are risks associated with forward-looking statements made by us and actual results may differ.

Some of the information in this 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue”, or similar words. Statements that contain these words should be read carefully because they:

•  discuss our future expectations,
•  contain projections of our future results of operations or of our financial condition, and
•  state other “forward-looking” information.

The Company believes it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations, and financial condition.

Our stock price and trading volume may be volatile, which could result in losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities.  The market price of our common stock could change in ways that may or may not be related to our business, our industry, or our operating performance and financial condition.  In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.  Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated quarterly variations in our operating results;
•	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;
•	announcements relating to our business or the business of our competitors;
•	conditions generally affecting the oil and gas industry;
•	the success of our business strategy; and
•	the operating and stock price performance of other comparable companies.

Return to Index

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock.  We cannot assure that the market price of our common stock will not fluctuate or decline significantly in the future.  In addition, the stock markets in general can experience considerable price and volume fluctuations.

NASD sales practice requirements limit a stockholders' ability to buy and sell our stock.

The National Association of Securities Dealers, Inc. (“NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which has the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers are willing to market in our common stock, reducing a stockholders' ability to resell shares of our common stock.

We do not expect to pay dividends in the foreseeable future. As a result, holders of our common stock must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements, and other factors and will be at the discretion of our board of directors. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends, by our finance providers or otherwise.

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Return to Index

Item 2.  PROPERTIES.

During the fiscal year ending March 31, 2006, the Company did not own or operate any oil or gas properties. As a result, we had no production data nor net wells drilled, and no developed or undeveloped acreage, to report in this Form 10-K. As described in “Part 1--Recent Events”, the Company has acquired the rights to one property in each of two basins in the Rocky Mountain Region of the United States--the Burke Ranch Field in the Powder River Basin located in central Wyoming, and the Broadview Dome Prospect in the Crazy Mountain Basin located in central Montana.

Our executive office is located in Denver, Colorado where we lease our offices from an unaffiliated third party for $950 per month. The term of such lease is on a month to month basis with no minimum term nor expiration date.

Item 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

Return to Index

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Rancher Energy’s common stock is quoted on the OTC Bulletin Board under the symbol “RNCH”.

The following table sets forth, on a per share basis, the high and low closing prices for the periods indicated:

Calendar quarter ended:	High		Low
June 30, 2006 (through June 15)		$1.50		$.52
March 31, 2006		$3.00		$.30
December 31, 2005	$	none	$	none
September 30, 2005	$	none	$	none
June 30, 2005	$	none	$	none

On April 22, 2005 the SEC declared effective our Form SB-2 Registration Statement, file number 333-116307, permitting us to offer up to 28,000,000 shares of common stock at $0.007 per share. There was no underwriter involved in this public offering.

Of the 29,500,000 shares of the Company’s common stock outstanding as of June 15, 2006, a total of 1,500,000 shares were owned by Mr. Works and Mr. Stytsenko and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of June 15, 2006, there were 20 holders of record of the Company’s common stock and an undetermined number of beneficial owners whose shares are held by CEDE & Co.

The Company has not paid any dividends on its common stock since inception, and the Company does not anticipate declaration or payment of any dividends at any time in the foreseeable future.

Repurchases of Equity Securities.

During the quarter ended March 31, 2006 the registrant did not repurchase any of its equity securities; however, on March 8, 2006, Andrei Stytsenko, our former President and a current director, donated 69,500,000 shares of our common stock to our treasury for no consideration.

Recent Issuances of Unregistered Securities.

During the fourth quarter of fiscal year 2006, there were no issuances of unregistered securities by the Company.

Equity Compensation Plan Information.

The Company does not have an equity compensation plan, however see “Executive Compensation” under Item 11 below for information concerning a stock option plan we have adopted for our Chief Executive Officer.

Use of Proceeds.

On April 22, 2005, we completed our public offering and sold 28,000,000 shares of common stock and raised $200,000. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during this year ended March 31, 2006 for general operating expenses, accounting, and consulting fees. The balance is available for use as set forth in the Use of Proceeds section of our Form SB-2 registration statement.

Return to Index

The following amounts were paid from the proceeds of the offering through March 31, 2006:

Accounting and legal fees	$66,604
Accounts payable	51,904
Operating expenses	44,589
Total	$163,097

Item 6.  SELECTED FINANCIAL DATA.

Subsequent to March 31, 2006, we changed the direction and focus of our business from an exploratory stage mining business to the oil and gas business. We had no revenues from our exploratory stage mining activities and we relinquished our mining claims. The financial results of these activities are reflected below in Item 8 “Financial Statements and Supplementary Data” and are incorporated by reference in response to this Item 6.

Return to Index

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and the related notes. This discussion is intended to provide investors with an understanding of the Company’s past performance, financial condition, and prospects. The following topics will be discussed and analyzed:

•	overview of our business;
•	results of operations and comparison of results between years;
•	outlook for fiscal 2007;
•	liquidity and capital resources;
•	subsequent events;
•	critical accounting policies and estimates; and
•	recent accounting pronouncements.

Overview

Rancher is an independent energy company which intends to engage in the development, production, and marketing of oil and gas in North America. Prior to April 18, 2006 the Company, then known as Metalex Resources, Inc. (“Metalex”) was primarily engaged in the exploration and development of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006 the shareholders voted to change the name of the Company to Rancher Energy Corp. Since April, 2006 the Company has named a new president and is actively pursuing oil and gas prospects in the Rocky Mountain region. We plan to generate revenues by the production of oil and gas from properties which we have under contract, independently, or with other parties. During June, 2006 we entered into agreements to acquire interests in two different prospects—1) up to a 89.82% working interest in the Burke Ranch Field in the Powder River Basin in central Wyoming on 1,921 gross acres (1,713 net to the Company) and 2) a separate acreage prospect of over 7,600 gross acres (4,180 net to the Company’s 55.00% working interest) in the Broadview Dome Prospect in the Crazy Mountain Basin in central Montana.

At March 31, 2006, the Company did not own or operate any oil or gas properties. As a result, we had no production data, net wells drilled and no developed or undeveloped acreage to report in this 10-K.

Results of Operations During Fiscal Year 2006 Compared to Fiscal Year 2005

The Company’s net loss increased from $27,154 for the year ended March 31, 2005 to $124,453 for the year ended March 31, 2006. Legal and accounting fees increased to $47,809 from $8,795 in 2006 due to increased activity for the Company, including $20,000 paid to the Company’s previous securities attorney in conjunction with registration of the Company’s securities. In addition, the increase in activity resulted in increased auditing and review fees.

Mining exploration expenses of $50,000 were recognized in the year ended March 31, 2006 which related to expenditures on a mining project that the Company abandoned subsequent to year end.

Outlook for Fiscal 2007

The following summarizes the goals and objectives for the Company for the year ending March 31, 2007:

•
Begin its exploration and development program on Burke Ranch as required by the Participation Agreement, which includes completing a 3-D seismic survey on approximately 4,480 acres, selecting an engineering firm to perform engineering studies on the property and prepare a development plan, and performing remedial work on two wells currently in production.

•
Begin its exploration and development plan on the Broadview Dome as required by its exploration and development agreement, which includes, at a minimum, completing a 3-D seismic survey on the 2,560 acres.

•	Finalize the additional agreements with third parties to provide the financing for the exploration and development programs.

Return to Index

•	Prepare and finalize a registration statement to register securities that may be issued.
•	Build up the operating capabilities of the Company.
•	Pursue additional asset and project opportunities that are accretive to shareholder value.

Liquidity and Capital Resources.

At March 31, 2006 the Company had a working capital surplus of $44,011. Subsequent to year end, through two separate transactions, the Company borrowed $650,000. The first amount advanced to the Company ($150,000) will be repaid out of the proceeds of the second amount advanced ($500,000). Accordingly, at June 26, 2006 the Company has approximately $300,000 cash in the bank after $143,000 paid for leases acquired adjacent to Burke Ranch, repayment of the $150,000 note and overhead through June 26, 2006. Pursuant to the Burke Ranch Unit Purchase and Participation Agreement (Exhibit 10.3), the Company may receive up to a $71,500 payment within 30 days if the seller of the Burke Ranch property elects to purchase up to 50% of the $143,000 leases purchased.

Currently the Company is spending approximately $50,000 per month on consultants, salaries, and other general and administrative expenses. In addition, the Company has agreed to pay $500,000 in cash within the next ninety days for the initial payments required under the two acquisition agreements and it estimates the initial exploration phase costs to be $750,000. The Company is currently negotiating with Enerex, and others, for the sale of Company Common stock units. The Company expects that its current cash balances, combined with the sale of Company common stock units, if completed, will meet its capital needs for fiscal year 2007.

The Company will require additional financing during fiscal year 2007 if the Company identifies other acquisitions that meet its investment and operational strategy or if the Company’s exploration program is successful, resulting in a development program. Such additional financing may be in the form of debt or equity or a combination of both (see “Sources and Uses of Funds”, below).

Sources and Uses of Funds.

Historically, the Company’s primary source of liquidity has been cash provided by equity offerings, and or debt convertible into equity from its existing capital providers. As discussed above, the Company plans to issue common share units during fiscal 2007. If its exploration program and/or acquisition programs are successful the Company will be required to obtain additional financing which may be debt or equity or a combination of both.

Cash Flows and Capital Expenditures.

During the year ended March 31, 2006 the Company expended $124,000 in its operating activities, primarily to finance its unsuccessful efforts to explore for hard minerals and overhead costs. This amount compares to $25,000 used in operating activities in fiscal year 2005.

Commitments.

Pursuant to the terms of the purchase of the Burke Ranch and Broadview Dome agreements, the Company will be required to pay, by September 20, 2006, $250,000 for each property for a total consideration of $500,000.

In addition, the Company estimates that it will cost an additional $750,000 to meet its minimum 3-D seismic and rework obligations under such agreements.

Income Taxes, Net Operating Losses, and Tax Credits.

At March 31, 2006 the Company has a net operating loss carry forward for U.S. income tax purposes of $163,500.  The Company has established a valuation allowance for deferred taxes that reduces its net deferred tax assets, as management currently believes that these losses will not be utilized in the near term. The allowance recorded was $55,500 and $13,500 for fiscal years 2006 and 2005, respectively.

Return to Index

Subsequent Events.

The Burke Ranch Field.

Subsequent to March 31, 2006, on June 21, 2006, the Company acquired the Burke Ranch Field, an oil prospect consisting of approximately 1,921 acres in the Powder River Basin in Natrona County, Wyoming. The prospect is located approximately twenty-five (25) miles north of Casper, Wyoming, in the central region of the state. Rancher will acquire up to a 89.82% working interest before payout, which reverts to a 49.90% working interest after payout.

The terms of the agreement include the Company paying $250,000 within ninety days of the agreement date, completing a 3-D seismic survey on the acreage within one year of signing, selecting an engineering firm to perform engineering studies and to prepare a development plan for Burke Ranch and the purchase of certain equipment and completion of repairs on wells currently existing on the property within 30 days of closing.

The Company recently successfully bid for and has the right to acquire an additional 8,183 acres contiguous and/or adjacent to its Burke Ranch Field. These leases, together with the Burke Ranch Field’s original 1,921 acres, will increase the total acreage of the Company’s Burke Ranch Field more than five times (5X) to 10,104 acres (see “Other Recent Events”, below).

The Company also recently entered into an agreement with NITEC to perform reservoir engineering studies on the Company's Burke Ranch Field, as required by the agreement, in order to ascertain the field’s remaining recoverable oil (see “Other Subsequent Events”, below).

The Broadview Dome Prospect.

On June 21, 2006, the Company acquired the Broadview Dome Prospect, located approximately 25 miles northwest of Billings, Montana, in the Crazy Mountain Basin. This natural gas prospect involves approximately 7,600 acres. Rancher Energy holds a 100.00% working interest until payout, and 55.00% working interest after payout.

The terms of the agreement to acquire Broadview Dome include the completion of a 3-D seismic survey on the acreage as soon as possible.

Other Subsequent Events.

On May 15, 2006, the Company entered into an employment contract with John Works wherein we engaged Mr. Works as our president, chief executive officer, and a director. The term of the agreement is two (2) years beginning May 15, 2006. We will pay Mr. Works $12,500 per month, reimburse Mr. Works for out-of-pocket expenses incurred by him up to $10,000 per month, an automobile allowance of $400 per month, and a parking allowance of $150 per month. Further, we will pay Mr. Works a minimum of $950 per month to maintain an office in Denver, Colorado. In addition to the foregoing, we have granted Mr. Works an option to acquire restricted shares of our common stock at a price of $0.00001 per share as follows: (i) 1,000,000 shares on the execution of the employment agreement, (ii) 1,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. In the event the agreement is terminated, Mr. Works will be entitled to purchase all shares that have vested, and all unvested shares will be forfeited.

On May 15, 2006, the Company announced that Andrei Stytsenko resigned as the Company’s principal executive officer but would remain with the Company both as a board member and as Vice President--Production. Mr. Stytsenko’s resignation was not as a result of any disagreement with the Company but rather as the result of the change of direction and focus of the Company from the exploration and development of gold mineral deposits and reserves in British Columbia, Canada to its new business direction as an oil and gas exploration and production company focusing primarily on the Rocky Mountain Region of the United States.

On June 6, 2006, the Company entered into a loan agreement (the “$150K Loan Agreement”) with Enerex Capital Corp. (“Enerex”) to borrow from Enerex Capital the principal amount of $150,000 (the “$150K Loan”) for the

Return to Index

Company’s working capital purposes to be repaid in full plus two percent (2%) interest on the principal amount on or before June 30, 2006. The $150K Loan Agreement provides that Enerex has the option to convert all or a portion of the $150K Loan into shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on the OTC Bulletin Board on the day preceding notice from Enerex of its intent to convert all or a portion of the Loan into shares of the Company, or (ii) in the event the Company is offering shares or units to the general public, at the price such shares or units are being offered to the general public.

On June 6, 2006, at the Wyoming BLM auction, the Company successfully bid for and has the right to acquire an additional 8,183 acres contiguous and/or adjacent to its Burke Ranch Field (the “BLM Leases”). The BLM Leases will be acquired for a total cost of $143,237 or an average cost of approximately $16.00 an acre, excluding first annual rental payments of $12,275 and administration fees of $910, and the closing is expected to occur in approximately 90 days. The BLM Leases, together with the Burke Ranch Field’s original 1,921 acres, will increase the total acreage of the Company’s Burke Ranch Field more than five times (5X) to 10,104 acres.

On June 9, 2006, the Company entered into a loan agreement (the “$500K Loan Agreement”) with Venture Capital First LLC (“Venture Capital”) to borrow from Venture Capital the principal amount of $500,000 (the “$500K Loan”) for the Company’s working capital purposes to be repaid in full plus six percent (6%) interest on the principal amount on or before December 9, 2006. The $500K Loan Agreement provides that Venture Capital has the option to convert all or a portion of the $500K Loan into shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on the OTC Bulletin Board on the day preceding notice from Venture Capital of its intent to convert all or a portion of the Loan into shares of the Company, or (ii) in the event the Company is offering shares or units to the general public, at the price such shares or units are being offered to the general public.

Critical Accounting Policies and Estimates.

The discussion and analysis of the Company’s financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Significant accounting policies are described in Note 2 to the financial statements. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, the Company has identified certain of these policies as being of particular importance to the portrayal of the financial position and results of operations and which require the application of significant judgment by management. The Company analyzes our estimates, including those related to oil and gas reserves, bad debts, oil and gas properties, marketable securities, income taxes, derivatives, and contingencies, and bases those estimates on historical experience and various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements.

Full Cost Method of Accounting.

For its oil and gas exploration and producing activities, the Company will use the full cost method of accounting for its oil and gas properties. Accordingly, all costs related to the acquisition, exploration and development of both proved and unproved properties will be capitalized. The Company's properties are expected to be located within the continental United States, which will constitute one cost center. The amortization of proved oil and gas properties will be calculated using the units-of-production method, based on proved reserves of oil and gas. The costs of unproved properties will be excluded from amortization pending a determination of the existence of proved reserves. Such unproved properties will be assessed periodically for impairment. The amount of impairment, if any, will be added to the costs being amortized.

Capitalized costs, less related accumulated amortization, may not exceed the sum of: (1) the present value of future net revenues from estimated production of proved oil and gas reserves; (2) the cost of properties not being amortized; and (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized.

Return to Index

Reserve Estimates.

Estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions governing future oil and gas prices, future operating costs, severance taxes, development costs, and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil and gas properties and/or the rate of depletion of the oil and gas properties.

Stock Based Compensation.

Other than the stock option plan described above under “Other Subsequent Events”, the Company has not yet adopted a Long-Term Incentive plan under which the Company would issue performance share units convertible into common shares of the Company subject to vesting on the basis of the achievement of specified performance targets.

Recently Issued Accounting Standards and Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No.140”. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special - purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with the FASB statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, and an Amendment of FASB Standards No. 133 and 140”, (Hereinafter SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, as well as eliminating a restriction on the passive derivative instruments that a qualify special purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would require to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.

Return to Index

Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on our condensed consolidated results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29”. This Statement amended APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company believes the impact of this new standard will not have a material impact upon the Company’s financial position, results of operations or cash flows. SFAS 153 is effective for all reporting periods beginning after June 15, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in financial statements. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, the Company did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R will be adopted by the Company effective January 1, 2006, using the modified prospective application method. The effect of the adoption of SFAS No. 123R is expected to be significant to future financial statements as a result of applying the current fair value recognition provisions of SFAS No. 123. The amount of unvested stock compensation as of March 31, 2006 is $00,000, which will be recorded in future periods as earned.

In February 2005, the staff of the SEC sent a letter to oil and gas registrants regarding situations that require additional financial statement disclosures, pending final resolution of accounting treatment. The following are items related to registrants using the successful efforts method of accounting:

•
Companies may enter concurrent commodity buy/sale arrangements, or transactions in contemplation of other transactions, often to assure that the commodity is available at a specific location. Pending resolution of accounting questions with the Emerging Issues Task Force, the staff of the SEC has requested additional disclosures for any such material arrangements, including separate disclosure on the face of the income statement of any related proceeds and costs reported on a gross basis. These disclosures are not applicable, since the Company has not entered any transactions of this nature.

•
Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, specifies that drilling costs for completed exploratory wells should be expensed if the related reserves cannot be classified as proved within one (1) year unless certain criteria are met. In April 2005, the FASB issued FASB Staff Position 19-1, Accounting for Suspended Well Costs. FSP 19-1 provides guidance for evaluating whether sufficient progress is being made to determine whether reserves can be classified as proved. FSP 19-1 is effective for all reporting periods beginning after April 4, 2005,

Return to Index

however, early application is permitted. Pending adoption of FSP 19-1, the staff of the SEC has requested additional disclosures be included in registrants’ financial statements regarding their accounting policy for capitalization of exploratory drilling costs, as well as disclosure of capitalized exploratory drilling cost amounts included in the financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We currently do not invest in derivative financial instruments, interest rate swaps or other similar investments to alter interest rate exposure or for any other purpose.

Return to Index

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements
and
Report of Independent Registered Public Accounting Firm
March 31, 2006, 2005, and 2004

RANCHER ENERGY CORP.

Return to Index

To the Board of Directors
Rancher Energy Corp.
(fka Metalex Resources, Inc.)
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Rancher Energy Corp. (fka Metalex Resources, Inc. and a Nevada corporation and an exploration stage company) as of March 31, 2006 and 2005, and the related statements of operations, stockholder’s deficit and cash flows for the periods then ended and for the period from February 4, 2004 (inception) through March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancher Energy Corp. as of March 31, 2006 and 2005, and the results of its operations, stockholder’s deficit and cash flows for the periods then ended and for the period from February 4, 2004 (inception) through March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 19, 2006

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,081	$4,060
Total Current Assets	46,081	4,060

EQUIPMENT, net	384	511

OTHER ASSETS
Software, net	261	178

TOTAL ASSETS	$46,557	$4,749

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$477	$795
Payroll taxes payable	1,593	108
Advances from officers	-	30,000
Total Current Liabilities	2,070	31,903

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001
par value, 28,500,0000 and 70,000,000 shares issued and outstanding	285	700
Additional paid-in capital	570,809	374,300
Accumulated deficit during exploration stage	(526,607)	(402,154)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	44,487	(27,154)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$46,557	$4,749

The accompanying notes are an integral part of these financial statements.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

					From
					February 4, 2004
	Years Ended				(Inception) to
	March 31,				March 31,
	2006		2005		2006

REVENUE		$-		$-	$-

OPERATING EXPENSES
Legal and accounting fees		47,809		8,795	66,604
Mining exploration expense		50,000		-	51,904
Consulting fees		-		-	363,096
Depreciation		213		201	414
Other general and administrative expenses		26,431		18,158	44,589
TOTAL EXPENSES		124,453		27,154	526,607

LOSS FROM OPERATIONS		(124,453)		(27,154)	(526,607)

INCOME TAXES		-		-	-

NET LOSS		$(124,453)		$(27,154)	$(526,607)

BASIC AND DILUTED
NET LOSS PER SHARE	$	nil	$	nil

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER SHARE CALCULATION		32,819,623		70,000,000

The accompanying notes are an integral part of these financial statements.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Stock issued for repayment of expenses and consulting services	70,000,000	$700	$374,300	$-	$375,000
Net loss for the year ended, March 31, 2004	-	-	-	(375,000)	(375,000)
Balance, March 31, 2004	70,000,000	700	374,300	(375,000)	-
Net loss for the year ended March 31, 2005	-	-	-	(27,154)	(27,154)
Balance, March 31, 2005	70,000,000	700	374,300	(402,154)	(27,154)
Common stock issued for cash at $0.07 per share net of offering costs of $3,906	28,000,000	280	195,814	-	196,094
Shares returned from founding stockholder in reorganization	(69,500,000)	(695)	695	-	-
Net loss for the year ended, March 31, 2006	-	-		(124,453)	(124,453)
Balance, March 31, 2006	28,500,000	$285	$570,809	$(526,607)	$44,487

The accompanying notes are an integral part of these financial statements.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From
			February 4,
			2004
	Years Ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,453)	$(27,154)	$(526,607)
Adjustments to reconcile net loss to net cash used by
operating activities:
Expenses paid by shareholder	-	-	11,904
Common stock issued for services	-	-	363,096
Depreciation	213	201	414
Increase (decrease) in accounts payable	(318)	795	477
Increase in payroll taxes payable	465	1,108	1,593
Net cash used by operating activities	(124,073)	(25,050)	(149,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(890)	(890)
Net cash used by investing activities	-	(890)	(890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	196,094	-	196,094
Proceeds from shareholder loan	-	30,000	30,000
Payment of shareholder loan	(30,000)	-	(30,000)
Net cash used by financing activities	166,094	30,000	196,094

INCREASE IN CASH AND CASH EQUIVALENTS:
Change in cash	42,021	4,060	46,081
Beginning of period	4,060	-	-
End of period	$46,081	$4,060	$46,081

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for services	$-	$-	$363,096
Common stock issued for expenses paid by shareholder	$-	$-	$11,904

The accompanying notes are an integral part of these financial statements.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Metalex Resources, Inc. (“Metalex”) was incorporated on February 4, 2004 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. On April 18, 2006 Metalex changed its name to Rancher Energy Corp. (hereinafter the “Company”) and announced that the Company changed its business plan and focus from mining to becoming an independent oil and gas exploration and production company that concentrates on applying secondary and tertiary recovery technology to older, historically productive fields primarily in North America. See Note 7 regarding additional events that occurred subsequent to year end.

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

Compensated Absences
Currently, the Company has two employees, but presently does not offer compensated absences. The Company may change its policy to recognize the costs of compensated absences in the future.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, “Amendment of Statement 133 on Derivative and Hedging Activities”, which is effective for the Company at inception. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

At March 31, 2006 and 2005, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Exploration Stage Activities and Costs
The Company was in the exploration stage at March 31, 2006 and had not yet realized any revenues from its planned operations. In accordance with accounting principles generally accepted in the United States of America, the Company expensed mining exploration costs as incurred. Exploration costs expensed during the years ended March 31, 2006 was $50,000. The Company had no exploration stage expenses for the year ended March 31, 2005.

Subsequent to the date of financials, the Company changed its business plan and focus from mineral exploration to oil and gas exploration and ceased the above exploration activities.

Fair Value of Financial Instruments
The carrying amounts for cash and payables approximate their fair value.

Foreign Currency Valuation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. The net effect of exchange differences arising from currency translation will be disclosed as a separate component of stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Going Concern
As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $526,607 for the period from February 4, 2004 (inception) through March 31, 2006 and has an accumulated deficit. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company’s management believes that its receipt of funds subsequent to March 31, 2006 from a private financing agreement will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require over $1,500,000 to close on the acquisition of oil and gas properties, conduct exploration activities and continue operations in the fiscal year 2007.

Impaired Asset Policy
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144"). SFAS No. 144 replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company has adopted this statement and it has had no immediate impact on the financial statements at March 31, 2006 and 2005.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards, FAS No. 109, "Accounting for Income Taxes" (hereafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

The significant components of the deferred tax assets at March 31, 2006 and 2005 were as follows:

	2006	2005
Net operating loss carryforward:	$163,500	$39,700

Deferred tax asset	55,500	13,500
Deferred tax asset valuation allowance	$(55,500)	$(13,500)
Net deferred tax asset	$--	$--

At March 31, 2006, the Company has net operating loss carryforwards of approximately $163,500, which expire in the years 2024 and 2025. The Company recognized $363,096 of losses from the issuance of common stock for services in 2004, which were not deductible for tax purposes and are not included in the calculation of the deferred tax assets.

At March 31, 2006, the Company had net deferred tax assets of approximately $55,500 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2006. The change in valuation allowance from March 31, 2005 to March 31, 2006 was $42,000.

Oil and Gas Properties
For its oil and gas exploration and producing activities, the Company will use the full cost method of accounting. Accordingly, all costs related to the acquisition, exploration and development of both proved and unproved properties will be capitalized. The Company's properties are expected to be located within the continental United States, which will constitute one cost center. The amortization of proved oil and gas properties will be calculated using the units-of-production method, based on proved reserves of oil and gas. The costs of unproved properties will be excluded from amortization pending a determination of the existence of proved reserves. Such unproved properties will be assessed periodically for impairment. The amount of impairment, if any, will be added to the costs being amortized.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Capitalized costs, less related accumulated amortization, may not exceed the sum of: (1) the present value of future net revenues from estimated production of proved oil and gas reserves; (2) the cost of properties not being amortized; and (3) the lower of cost or estimated fair value of unproved properties included in the costs being amortized.

Normal dispositions of oil and gas properties will be accounted for as adjustments to capitalized costs, with no gain or loss recognized until all costs are recovered. A gain or loss is recognized on the sale of oil and gas properties only when significant reserves are involved, or when the proceeds from unproved property sales exceed the capitalized costs not subject to amortization at the date of sale.

Recently Issued Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No.140”. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special - purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with the FASB statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, and an Amendment of FASB Standards No. 133 and 140”, (Hereinafter SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, as well as eliminating a restriction on the passive derivative instruments that a qualify special purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would require to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements— An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the company’s financial position, results of operations, or cash flows.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - MINING CLAIMS

In February 2004, the Company, through its former president, acquired for $1,904 ($2,500 CDN), 100% of the rights, title and interest in four mining claims in the Yalakom River Valley in British Columbia, Canada. The claims were recorded in Mr. Stytsenko’s name. Title to the claims was expected to be conveyed to a wholly owned subsidiary corporation of the Company if mineralized material was discovered. The wholly owned subsidiary corporation would not be incorporated unless mineralized material was discovered.

With the subsequent change in its business plan and focus (see Notes 1 and 7), the Company will not continue with any exploration of this property and has chosen to abandon it entirely.

NOTE 4 - COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On February 5, 2004, a total of 70,000,000 shares of restricted common stock were issued to the Company’s president. There was no public offering of any securities. The aforementioned shares were issued in payment of legal fees of $10,000, consulting fees of $363,096, and $1,904 for purchase of mining claims. These shares were issued pursuant to exemption from registration contained in Section 4 (2) of the Securities Act of 1933.

During the three months ended June 30, 2005 the Company issued 28,000,000 shares of common stock for cash in the amount of approximately $0.007 per share, or $200,000 before offering costs of $3,906.

During the year ended March 31, 2006, the Company approved a 13-for-1 stock dividend which is being treated as a 14-for-1 forward stock split for accounting purposes. All share amounts in the financial statements have been restated to reflect this split.

In March 2006, in anticipation of certain management changes and reorganization of the Company’s activities, the Company’s president and majority shareholder returned 69,500,000 shares of his common stock and retained 500,000 shares of common stock. The restructuring of the capital structure of the Company was in anticipation of a change to the Company’s direction and business focus. There was no established secondary market for the Company’s common stock and the cancellation only had the effect of reducing the shares issued for the president’s initial investment of $375,000 in 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company occupied office space provided by its executive administrator at no charge through the end of March 2006. The value of this space is not considered materially significant for financial reporting purposes. Additionally, the Company’s former president has advanced funds to the Company to pay $11,904 of initial legal fees and mining claims. The funds advanced were repaid as part of the original stock issuance transaction. See Note 4.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During the year ended March 31, 2005, an officer advanced money to the Company in the amount of $30,208 to pay accounting fees and to provide operating capital. During the year ended March 31, 2006, the Company repaid to the officer $32,112, which included an overpayment of $1,904 for the costs of the initial staking fees at the mining site that had already been repaid to the officer. (See Note 4.) The Company discovered this oversight and the Company officer repaid the overpayment during the year ended March 31, 2006.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Mining and Oil and Gas Industries
Through the end of fiscal 2006, the Company was engaged in the exploration and development of mineral properties. At present, there are no feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company was unaware of any pending litigation or of any specific past or prospective matters which could impact its mining claims at March 31, 2006 or 2005.

Subsequent to the date of the financials, the Company changed its focus from mineral exploration to oil and gas exploration and production. At this time the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its oil and gas properties acquired subsequent to March 31, 2006.

NOTE 7.  SUBSEQUENT EVENTS

Change of Direction and Focus
On May 15, 2006, the Company announced that Andrei Stytsenko resigned as the Company’s principal executive officer but would remain with the Company both as a board member and as vice president of production. Mr. Stytsenko’s resignation was not as a result of any disagreement with the Company but rather as the result of the change of direction and focus of the Company from the exploration and development of gold mineral deposits and reserves in British Columbia, Canada to its new business direction as an oil and gas exploration and production company focusing primarily on the Rocky Mountain Region of the United States.

On May 15, 2006, the Company entered into an employment contract with its new president and chief executive officer. and agreed to pay the executive a minimum of $950 per month to maintain an office in Denver, Colorado. In addition, the Company granted the executive an option to acquire restricted shares of its common stock at a price of $0.00001 per share as follows: (i) 1,000,000 shares on the execution of the employment agreement, (ii) 1,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. In the event the agreement is terminated, the executive will be entitled to purchase all shares that have vested, and all unvested shares will be forfeited.

Property Acquisitions

The Burke Ranch Field
Subsequent to March 31, 2006, on June 21, 2006, the Company acquired the Burke Ranch Field, an oil prospect consisting of approximately 1,921 acres in the Powder River Basin in Natrona County, Wyoming. The prospect is located approximately twenty-five (25) miles north of Casper, Wyoming, in the central region of the state. The Company will acquire up to an 89.82% interest before payout, which reverts to a 49.90% interest after payout.

Return to Index

RANCHER ENERGY CORP. (FKA METALEX RESOURCES, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The terms of the agreement include the Company paying $250,000 within ninety days of the agreement date, completing a 3-D seismic survey on the acreage within one year of signing, selecting an engineering firm to perform engineering studies and to prepare a development plan for the Burke Ranch Field, and the purchase of certain equipment and completion of repairs on wells currently existing on the property within 30 days of closing.

The Company also recently entered into an agreement with NITEC LLC to perform reservoir engineering studies on the Company's Burke Ranch Field, as required by the agreement, in order to ascertain the field’s remaining recoverable oil.

The Broadview Dome Prospect
On June 21, 2006, the Company acquired the Broadview Dome Prospect, located approximately 25 miles northwest of Billings, Montana, in the Crazy Mountain Basin. This natural gas prospect involves approximately 7,600 acres. Rancher Energy holds a 100.00% working interest until payout, and 55.00% working interest after payout.

Other Subsequent Events
On June 6, 2006, the Company entered into a loan agreement (with Enerex Capital Corp. (“Enerex”) to borrow from Enerex Capital the principal amount of $150,000 (the “$150K Loan”) for the Company’s working capital purposes to be repaid in full plus two percent (2%) interest on the principal amount on or before June 30, 2006. The $150K loan agreement provides that Enerex has the option to convert all or a portion of the $150K Loan into shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on the NASDAQ on the day preceding notice from Enerex of its intent to convert all or a portion of the loan into shares of the Company, or (ii) in the event the Company is offering shares or units to the general public, at the price such shares or units are being offered to the general public.

On June 6, 2006, at the Wyoming BLM auction, the Company successfully bid for and has the right to acquire an additional 8,183 acres contiguous and/or adjacent to its Burke Ranch Field (the “BLM Leases”). The BLM Leases will be acquired for a total cost of $143,237 or an average cost of approximately $16.00 an acre, excluding first annual rental payments of $12,275 and administration fees of $910, and the closing is expected to occur in approximately 90 days. The BLM Leases, together with the Burke Ranch Field’s original 1,921 acres, will increase the total acreage of the Company’s Burke Ranch Field more than five times (5X) to 10,104 acres.

On June 9, 2006, the Company entered into a loan agreement with Venture Capital First LLC (“Venture Capital”) to borrow from Venture Capital the principal amount of U.S. $500,000 (the “$500K Loan”) for the Company’s working capital purposes to be repaid in full plus six percent (6%) interest on the principal amount on or before December 9, 2006. The $500K loan agreement provides that Venture Capital has the option to convert all or a portion of the $500K Loan into shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on the NASDAQ on the day preceding notice from Venture Capital of its intent to convert all or a portion of the loan into shares of the Company, or (ii) in the event the Company is offering shares or units to the general public, at the price such shares or units are being offered to the general public.

Return to Index

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Our management, as required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the year ending March 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act as of March 31, 2006 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis., and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Item 9B.      OTHER INFORMATION.

None.

Return to Index

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers.

Directors, executive officers, and significant employees of the Company, and their respective ages and positions with the Company, are as follows:

Name	Age	Position
John Works	51	President, Chief Executive Officer, Chief Financial Officer and a director

Andrei Stytsenko	40	Vice President—Production and a director

JOHN WORKS brings over 23 years of experience in the global oil and gas industry as a corporate executive, investment banker, and lawyer focusing on originating, structuring, financing, and implementing domestic and international oil and gas projects.

Before joining Rancher Energy, Mr. Works was the founder and Managing Director of Emerging Markets Finance International, LLC (EMFI) of Denver, Colorado where the firm is positioned as a leading emerging markets international financial advisor and arranger, with oil and gas projects as its core area of expertise. In 2005 Mr. Works served as President and Chief Operating Officer of American International Depository and Trust, a specialized financial institution providing foreign clients with traditional depository banking and trust services as well as privacy and protection features typically provided by offshore financial institutions and private banks. In 2001 Mr. Works served as Senior Vice President and Head of International Producer Finance at Shell Capital, The Shell Group’s venture capital affiliate, in Houston, Texas. Prior to Shell Capital, from 1999-2001 Mr. Works was President and CEO of The Rompetrol Group in Bucharest, Romania, Romania's largest privately-owned oil and gas company. From 1997-1999 Mr. Works was Senior Vice President and Deputy Head of Project Finance Advisory at the ABN Amro bank in Amsterdam, the Netherlands, where he originated and executed international oil and gas project advisory and finance transactions involving the bank and capital markets, multilateral and export credit agencies, and mergers and acquisitions. From 1996-1997 Mr. Works was Vice President, Emerging Markets, Former Soviet Union, at J.P. Morgan's investment banking unit in London, England where he was responsible for client relationships and transaction execution for oil and gas projects in Russia and Central Asia. From 1990-1996 Mr. Works was Vice President and Legal Relationship Manager in J.P. Morgan’s New York office for the bank’s business units involved in U.S. and global project advisory and mergers and acquisitions assignments where he assisted in analyzing, structuring, drafting, negotiating, and closing U.S. and international mergers and acquisitions, divestitures, restructurings, and recapitalizations.

Mr. Works began his career in 1982 as a corporate finance attorney with several Wall Street firms including Shearman and Sterling and Cahill Gordon and Reindel in New York. Mr. Works was educated at the University of Denver College Of Law (J.D. 1982), the Institut d'Etudes Politiques de Paris (Certificat d'Etudes Politiques 1978), the Université de Paris-IV (Sorbonne) (Certificat de Langue Française 1977), and the University of Kansas (B.A. 1977). Mr. Works is a U.S. national and is fluent in English and French. He currently resides in Denver, Colorado.

Return to Index

ANDREI STYTSENKO was until recently the President and a Director of the mineral exploration company Metalex Resources, Mr. Stytsenko previously was secretary and member of the board of directors of Aberdene Mines Limited. From 1985 to 1996, Mr. Stytsenko was the managing supervisor for Ivano Frankovski Drilling Company, located in North Russia. Mr. Stytsenko’s responsibilities included exploratory oil and gas drilling at depths in excess of up to 10,000 feet. From 1997 until 1998, Mr. Stytsenko was field supervisor for Booker Gold Exploration where his responsibilities included core loding, assaying, and mapping. Mr. Stytsenko earned a certificate of Overhaul Well Drilling Operations from the Nadvirnyansk Industrial Training Center in April 1993. In addition, Mr. Stytsenko obtained a Certificate of Contemporary Training for Production and Exploration Drilling Operator. Further, Mr. Stytsenko completed a 5 year program, which by North American Standards, is the equivalent to a Masters degree, receiving a diploma in Mining/Drilling Engineering from the Ivano-Frankovski State Technical Oil and Gas University in Russia, specializing in Oil and Gas Well Drilling in June 1996.

All directors serve as directors for a term of one year or until his successor is elected and qualified. All officers hold office until the first meeting of the board of directors after the annual meeting of stockholders next following his election or until his successor is elected and qualified. A director or officer may also resign at any time.

Committees of the Board of Directors.

At present, the Company does not have an independent audit committee of its Board of Directors. It is anticipated that independent board members will be appointed and that an audit committee will be formed during the current fiscal year.

Code of Ethics.

The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all of the officers, directors, and employees of the Company. The Code of Ethics will, in the near future, be posted on our website (www.rancherenergy.com). We will disclose on our website any future waivers of, or amendments to, our Code of Ethics.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors and certain of its officers to file reports of ownership and changes of ownership of the Company’s common stock with the SEC and NASDAQ. Based solely on copies of such reports provided to the Company, the Company believes that all directors and officers filed on a timely basis all such reports required of them with respect to stock ownership and changes in ownership during fiscal year 2006.

Return to Index

Item 11.      EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation received by Mr. Works and Mr. Stytsenko:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock awards	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation
John Works, CEO	2006	0	0	0	0	0	0	0
Andrei Stytsenko, Vice President	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Options/SARs Grants During Last Fiscal Year.

There were no options granted to the Company’s named executive officers during the fiscal year ended March 31, 2006, however see “Employment Contract” below.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value.

			Number of
	Shares		Securities	Value of
	Acquired		Underlying	Unexercised
	On	Value	Unexercised	In-the-money
Name	Exercise	Realized	Options	Options

John Works	0	0	0(1)	$0
Andrei Stytsenko	0	0	0	$0
__________________

(1) See “Employment Contract” below

Employee Pension, Profit Sharing, or Other Retirement Plans.

None.

Compensation of Directors.

The Company does not yet pay its directors any compensation for serving on the Company’s board of directors.

Return to Index

Employment Contract.

Subsequent to March 31, 2006, on May 15, 2006, the Company entered into an employment agreement (the “Works Employment Agreement”) with John Works wherein we engaged Mr. Works as our president, chief executive officer, and a director. The term of the Works Employment Agreement is two years beginning May 15, 2006. We will pay Mr. Works $12,500 per month, reimburse Mr. Works for out-of-pocket expenses incurred by him up to $10,000 per month, an automobile allowance of $400 per month, and a parking allowance of $150 per month. Further, we will pay Mr. Works a minimum of $950 to maintain an office in Denver, Colorado. In addition to the foregoing, we have granted Mr. Works an option to acquire restricted shares of our common stock at a price of $0.00001 per share as follows: (i) 1,000,000 shares on the execution of the Works Employment Agreement, (ii) 1,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. In the event the Works Employment Agreement is terminated, Mr. Works will be entitled to purchase all shares that have vested, and all unvested shares will be forfeited.

Return to Index

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 20, 2006, the number of and percent of the Company’s common stock beneficially owned by persons or groups known by us to own beneficially five percent or more of the Company’s common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

John Works, President and Chief Executive Officer	1,000,000 (direct)	3.4%
3445 South Columbine Circle
Englewood, Colorado 80113

Andrei Stytsenko	500,000 (direct)	1.7%
203-17711 64th Avenue
Edmonton, Alberta
Canada T5T 2J9

Horatio Valdes	1,750,000 (1)	5.9%
Calle 1RA Edificio Villa Gabriella Apt. 6-B
Panama City, Republic of Panama
___________________

(1)     The Company has not received copies of Schedules 13-D or 13G filed by any person indicating ownership of more than 5% of the Company’s securities. Based solely on a June 20, 2006 stockholders' list, no holder other than Mr. Valdes is shown as owning of record more than 5% of the Company’s securities, other than the nominee CEDE & Co.

The following table sets forth, as of June 20, 2006, the number of and percent of the Company’s common stock beneficially owned by (a) all directors and nominees, naming them, (b) the named executive officers, and (c) the Company’s directors and executive officers as a group, without naming them:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

John Works	1,000,000 (direct)	3.4%
3445 South Columbine Circle
Englewood, Colorado 80113

Andrei Stytsenko	500,000 (direct)	1.7%
203-17711 64th Avenue
Edmonton, Alberta
Canada T5T 2J9

All executive officers and
directors as a group (2 persons)	1,500,000	5.1%

Return to Index

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions Involving Mr. Works.

Subsequent to March 31, 2006, on May 15, 2006, the Company entered into an employment agreement with John Works (the “Works Employment Agreement”) wherein we engaged Mr. Works as our president, chief executive officer, and a director. The term of the Works Employment Agreement is two years beginning May 15, 2006. We will pay Mr. Works $12,500 per month, reimburse Mr. Works for out-of-pocket expenses incurred by him up to $10,000 per month, an automobile allowance of $400 per month, and a parking allowance of $150 per month. Further, we will pay Mr. Works a minimum of $950 per month to maintain an office in Denver, Colorado. In addition to the foregoing, we have granted Mr. Works an option to acquire restricted shares of our common stock at a price of $0.00001 per share as follows: (i) 1,000,000 shares on the execution of the Works Employment Agreement, (ii) 1,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. In the event the Works Employment Agreement is terminated, Mr. Works will be entitled to purchase all shares that have vested, and all unvested shares will be forfeited.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees.

Aggregate fees for professional services rendered for the Company by Williams and Webster, P.S. as of or for the two fiscal years ended March 31, 2006 and 2005, respectively, are set forth below:

	Fiscal Year 2006	Fiscal Year 2005

Audit Fees	$12,205	$5,295
Audit-Related Fees	-	-
Tax Fees	-	-
T	$12,205	$5,295

 Audit Fees--Aggregate fees for professional services rendered by Williams and Webster, P.S. in connection with its audit of the Company’s consolidated financial statements for the fiscal years 2006 and 2005 and the quarterly reviews of the Company’s financial statements included in Forms 10-Q.

Audit-Related Fees--These were primarily related to SEC filings.

Tax Fees--These were related to tax compliance and related tax services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.

At present the Company has no audit committee and the fees and nature of the services of its registered independent public accountant are approved by the Company’s board of directors.

Return to Index

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statements are set forth in Item 8 of this report.

(2) No Financial Statement Schedules are included herein because such schedules are not applicable, are not required, or because the required financial information is included in the Financial Statements or notes thereon.

(b) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Rancher Energy Corp.(1)

3.2	Bylaws of Rancher Energy.(1)
4.1	Specimen Stock Certificate.(1)

10.1	Employment Agreement dated June 1, 2006 between Rancher Energy Corp. and John Works.(2)

10.2	Broadview Dome Prospect Exploration and Development Agreement dated June 15, 2006 between Big Snowy Resources and Rancher Energy Corp. (2)

10.3	Burke Ranch Unit Purchase and Participation Agreement dated February 6, 2006 between Hot Springs Resources LTD. and PIN Petroleum Partners LTD.(2)

10.4a	$500K Loan Agreement dated June 9, 2006 between Rancher Energy and Venture Capital(3)

10.4b	$150K Loan Agreement dated June 6, 2006 between Rancher Energy Corp. and Enerex Capital.(2)

10.5	Work Study Contract with NITEC LLC dated June 7, 2006 between Rancher Energy Corp. and NITEC LLC.(2)

10.6	PIN Resources Assignment dated June 21, 2006 of an agreement between PIN Resources and Hot Springs Resources, Ltd. dated February 6, 2006.(2)

10.8	PIN Resources Assignment dated June 6, 2006 of rights under an Exploration and Development Agreement dated June 15, 2006 with Big Snowy Resources, Inc.(2)

14.1	Code of Ethics and Business Conduct.(4)

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.(2)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350.(2)

__________________

(1) Included as an exhibit to Registration Statement No. 333-116307 on Form SB-2 filed by the registrant on June 7, 2005 and incorporated herein by reference.

(2) Filed herewith.

Return to Index

(3) Included as Exhibit 10.7 to Form 8-K filed by the registrant on June 9, 2006 and incorporated herein by reference.

(4) Included as Exhibit 14.1 to Form 10-KSB filed by the registrant on July 8, 2005.

(c) No financial statements have been excluded pursuant to Rule 14a-3(b).

Return to Index

RANCHER ENERGY CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHER ENERGY CORP.

Date: June 28, 2006	By:	/s/ John Works
John Works, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2006	By:	/s/ John Works
John Works, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer

Date: June 28, 2006	By:	/s/ Andrei Stytsenko
Andrei Stytsenko, a director

Return to Index

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Rancher Energy Corp.(1)

3.2	Bylaws of Rancher Energy.(1)
4.1	Specimen Stock Certificate.(1)

10.1	Employment Agreement dated June 1, 2006 between Rancher Energy Corp. and John Works.(2)

10.2	Broadview Dome Prospect Exploration and Development Agreement dated June 15, 2006 between Big Snowy Resources and Rancher Energy Corp. (2)

10.3	Burke Ranch Unit Purchase and Participation Agreement dated February 6, 2006 between Hot Springs Resources LTD. and PIN Petroleum Partners LTD.(2)

10.4a	$500K Loan Agreement dated June 9, 2006 between Rancher Energy and Venture Capital(3)

10.4b	$150K Loan Agreement dated June 6, 2006 between Rancher Energy Corp. and Enerex Capital.(2)

10.5	Work Study Contract with NITEC LLC dated June 7, 2006 between Rancher Energy Corp. and NITEC LLC.(2)

10.6	PIN Resources Assignment dated June 21, 2006 of an agreement between PIN Resources and Hot Springs Resources, Ltd. dated February 6, 2006.(2)

10.8	PIN Resources Assignment dated June 6, 2006 of rights under an Exploration and Development Agreement dated June 15, 2006 with Big Snowy Resources, Inc.(2)

14.1	Code of Ethics and Business Conduct.(4)

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.(2)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350.(2)

__________________

(1) Included as an exhibit to Registration Statement No. 333-116307 on Form SB-2 filed by the registrant on June 7, 2005 and incorporated herein by reference.

(2) Filed herewith.

(3) Included as Exhibit 10.7 to Form 8-K filed by the registrant on June 9, 2006 and incorporated herein by reference.

(4) Included as Exhibit 14.1 to Form 10-K filed by the registrant on July 8, 2005.

E- 1
Return to Index