Form 10-Q
period 2006-06-30
RANCHER ENERGY CORP.
filed 2006-08-22
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _____________ to ___________________

Commission file number: 000-51425

RANCHER ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050-17th Street, Suite 1700
Denver, Colorado 80265
(Address of Principal Executive Office)
(303)-629-1122
(Registrant's Telephone Number including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerate filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 18, 2006, 37,350,000 shares of the issuer's common stock, $.00001 par value, were outstanding.

RANCHER ENERGY CORP.

Table of Contents

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

RANCHER ENERGY CORP. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$796,116	$46,081
Accounts receivable	40,344	--
Total Current Assets	836,460	46,081

EQUIPMENT, net	9,310	476

OIL & GAS PROPERTIES, using full cost accounting method	621,607	--

TOTAL ASSETS	$1,467,377	$46,557

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$71,149	$477
Payroll taxes payable	934	1,593
Payable for purchase of oil & gas properties	500,000	--
Total Current Liabilities	572,083	2,070

DEBT CONVERTIBLE INTO COMMON SHARES	501,644	--

COMMITMENTS & CONTINGENCIES	--	--

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized, $0.00001 par value, 30,500,000 & 28,500,0000 shares issued & outstanding at June 30, 2006 & March 31, 2006, respectively	305	285
Additional paid-in capital	1,494,299	570,809
Accumulated deficit during development stage	(1,100,954)	(526,607)
TOTAL STOCKHOLDERS’ EQUITY	393,650	44,487

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,467,377	$46,557

The accompanying notes are an integral part of these financial statements.

RANCHER ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

				From
				February 4, 2004
	Three Months Ended			(Inception) to
	June 30,			June 30,
	2006	2005		2006

REVENUE	$--		$--	$--

OPERATING EXPENSES
Legal & accounting fees	22,742		15,096	89,346
Mining exploration expense	--		--	51,904
Payroll & benefits	479,023		3,232	508,387
Consulting & other professional fees	38,000		--	401,096
Depreciation	--		52	414
Other general & administrative expenses	31,303		2,889	46,528
TOTAL EXPENSES	571,068		21,269	1,097,675

LOSS FROM OPERATIONS	(571,068)		(21,269)	(1,097,675)

OTHER INCOME (EXPENSE)
Interest & other income	1,365		--	1,365
Interest expense	(4,644)		--	(4,644)
TOTAL OTHER EXPENSE	(3,279)		--	(3,279)

INCOME TAXES	--		--	--

NET LOSS	$(574,347)		$(21,269)	$(1,100,954)

BASIC & DILUTED
NET LOSS PER SHARE	$(.02)	$	nil

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER SHARE CALCULATION	29,027,000		70,000,000

The accompanying notes are an integral part of these financial statements.

RANCHER ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
			From
			February 4,
			2004
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(574,347)	$(21,269)	$(1,100,954)
Adjustments to reconcile net loss to net cash used by operating activities:
Abandonment of office equipment	2,284	--	2,284
Expenses paid by shareholder	--	--	11,904
Common stock issued for services	--	--	363,096
Options on Common stock issued for services	423,500	--	423,500
Depreciation	--	52	414
Increase in accounts receivable	(40,344)	(1,904)	(40,344)
Increase (decrease) in accounts payable	57,102	(802)	72,793
Increase (decrease) in payroll taxes payable	(659)	--	934
Net cash used in operating activities	(132,464)	(23,923)	(266,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,118)	--	(12,008)
Additions to oil & gas properties	(106,393)	--	(121,607)
Net cash used in investing activities	(117,511)	--	(133,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock & warrants	500,010	196,094	696,094
Proceeds from issuance of convertible debt	650,000	--	650,000
Payments on convertible debt	(150,000)	--	(150,000)
Proceeds from shareholder loans	--	--	30,000
Payment of shareholder loan	--	(30,000)	(30,000)
Net cash provided by financing activities	1,000,010	166,094	1,196,094

Increase in cash & cash equivalents	750,035	142,171	796,106
Cash & cash equivalents--beginning of period	46,081	4,060	--
Cash & cash equivalents--end of period	$796,116	$146,231	$796,106

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$3,000	$--	$3,000
Income taxes paid	$-	$--	$--

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Options on common stock issued for services	$423,500	$--	$423,500
Common stock issued for services	$--	$--	$363,096
Common stock issued for expenses paid by shareholder	$--	$--	$11,904
Oil & gas properties included in liabilities	$515,214	$--	$515,214

The accompanying notes are an integral part of these financial statements.

NOTE 1--ORGANIZATION & SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Organization

Metalex Resources, Inc. (“Metalex”) was incorporated on February 4, 2004 under the laws of the State of Nevada for the purpose of acquiring, exploring, and developing mining properties. On April 18, 2006 Metalex changed its name to Rancher Energy Corp. (hereinafter the “Company”, “we, or “us”) and announced that the Company changed its business plan and focus from mining to becoming an independent oil & gas exploration and production company that concentrates on applying secondary and tertiary recovery technology to older, historically productive fields, primarily in North America.

Interim Reporting

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Pursuant to the rules and regulations of the Securities & Exchange Commission (the “SEC”) they do not necessarily include all the information and footnotes required by accounting principles general accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2006, the results of operations for the three months ended June 30, 2006 and 2005 and the period from February 4, 2004 to June 30, 2006, and cash flows for the three months ended June 30, 2006 and 2005 and the period from February 4, 2004 to June 30, 2006. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Basic & Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Cash & Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Exploration Activities & Costs

In accordance with accounting principles generally accepted in the United States, the Company expensed mining exploration costs as incurred. Exploration costs expensed during the year ended March 31, 2006 were $51,904. The Company had no exploration stage expenses for the year ended March 31, 2005.

During the three months ended June 30, 2006, the Company changed its business plan and focus from mineral exploration to oil & gas exploration and ceased the mining exploration activities.

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $1,100,954 for the period from February 4, 2004 (inception) through June 30, 2006, and has an accumulated deficit. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company’s management believes that its cash balances at June 30, 2006 and the receipt of funds subsequent to June 30, 2006 from private financing agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require over $25,000,000 to close on the acquisition of oil & gas properties (including the acquisition of the Big Muddy field--see Note 7 below), conduct exploration activities, and continue operations in the fiscal year 2007.

Impaired Asset Policy

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144"). SFAS No. 144 replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has determined there has been no impairment for the quarters ended June 30, 2006 and 2005.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Oil & Gas Properties

For its oil & gas exploration and producing activities, the Company uses the full cost method of accounting for its oil & gas properties. Accordingly, all costs related to the acquisition, exploration, and development of both proved and unproved properties are capitalized. The Company's properties are located within the continental United States, which constitutes one cost center. The amortization of proved oil & gas properties will be calculated using the units-of-production method, based on proved reserves of oil & gas, when production commences. The costs of unproved properties will be excluded from amortization pending a determination of the existence of proved reserves. Such unproved properties will be assessed periodically for impairment. The amount of impairment, if any, will be added to the costs being amortized.

The Company did not have any production or reserves at June 30, 2006. Accordingly we have not recorded any depreciation, depletion, and amortization for its oil & gas properties.

Capitalized costs, less related accumulated amortization, may not exceed the sum of: (i) the present value of future net revenues from estimated production of proved oil & gas reserves; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized.

Normal dispositions of oil & gas properties will be accounted for as adjustments to capitalized costs, with no gain or loss recognized until all costs are recovered. A gain or loss is recognized on the sale of oil & gas properties only when significant reserves are involved, or when the proceeds from unproved property sales exceed the capitalized costs not subject to amortization at the date of sale.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to share-based payment transactions to be recognized in financial statements. As permitted by SFAS No. 123, the Company elected to follow the guidance of APB 25, which allowed companies to use the intrinsic value method of accounting to value their share-based payment transactions with employees. Based on this method, the Company did not recognize compensation expense in its financial statements as the stock options granted had an exercise price equal to the fair market value of the underlying Common Stock on the date of the grant. SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R will be adopted by the Company effective April 1, 2006, using the modified prospective application method. The effect of the adoption of SFAS No. 123R is expected to be significant to future financial statements as a result of applying the current fair value recognition provisions of SFAS No. 123. The amount of unvested stock compensation as of June 30, 2006 is $1,270,500, which will be recorded in future periods as earned.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (hereinafter “FSAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, and an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, as well as eliminating a restriction on the passive derivative instruments that a qualify special purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would require to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No.140”. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (i) a transfer of the servicer’s financial assets that meets the requirements for sale accounting; (ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with the FASB statement No. 115; or (iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In August 2006, the FASB issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (hereinafter “EITF 00-19”). This statement requires an entity to classify and measure freestanding contracts that are indexed to, and potentially settled in, a company’s own stock. Examples of these contracts include written put options, written call options (and warrants), purchased put options, purchased call options, forward sale contracts, and forward purchase contracts. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

NOTE 2--ISSUANCE OF OPTIONS TO PURCHASE COMMON STOCK & EMPLOYMENT CONTRACT

On May 15, 2006, the Company entered into an employment contract with John Works wherein we engaged Mr. Works as our president, chief executive officer, and a director. The term of the agreement is two (2) years beginning May 15, 2006. We will pay Mr. Works $12,500 per month, reimburse Mr. Works for out-of-pocket expenses incurred by him up to $10,000 per month, an automobile allowance of $400 per month, and a parking allowance of $150 per month. Further, we will pay Mr. Works a minimum of $950 per month to maintain an office in Denver, Colorado. In addition to the foregoing, we have granted Mr. Works an option to acquire restricted shares of our common stock at a price of $0.00001 per share as follows: (i) 1,000,000 shares on the execution of the employment agreement, which was exercised on May 15, 2006, (ii) 1,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. In the event the agreement is terminated, Mr. Works will be entitled to purchase all shares that have vested, and all unvested shares will be forfeited.

SFAS No. 123R requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. A valuation specialist was engaged by the Company to assist management in determining the fair value of all the options granted to Mr. Works as of May 15, 2006. Based on the valuation specialist’s consultations with management, the Company has determined such value to be $0.4235 per underlying share, or a total of $1,694,000. As a result, the Company has included as a non-cash expense item $423,500 in stock based compensation for the three months ended June 30, 2006. The remaining fair value of the options, or $1,270,500, will be expensed ratably as the options vest over the next three years.

NOTE 3--BURKE RANCH ACQUISITION

On June 21, 2006, the Company acquired the Burke Ranch Field, an oil prospect consisting of approximately 1,921 acres in the Powder River Basin in Natrona County, Wyoming. The prospect is located approximately twenty-five (25) miles north of Casper, Wyoming, in the east-central region of the state. The Company acquired up to an 89.82% interest before payout, which reverts to a 49.90% interest after payout.

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

During June 2006 the Company acquired an additional 8,183 acres contiguous and/or adjacent to its Burke Ranch Field for a net cost of $102,892. These leases, together with the Burke Ranch Field’s original 1,921 acres, have increased the total acreage of the Company’s Burke Ranch Field to 10,104 acres.

The Company also recently entered into an agreement with NITEC LLC (“NITEC”) to perform reservoir engineering studies on the Company's Burke Ranch Field, as required by the agreement, in order to ascertain the field’s remaining recoverable oil.

NOTE 4--BROADVIEW DOME ACQUISITION

On June 21, 2006, the Company acquired, for a purchase price of $250,000, the Broadview Dome Prospect, located approximately twenty-five (25) miles northwest of Billings, Montana, in the Crazy Mountain Basin. This natural gas prospect involves approximately 7,600 acres. Rancher Energy holds a 100.0% working interest until payout, and 55.0% working interest after payout.

The terms of the agreement include the Company paying $250,000 within ninety days of the agreement date and the completion of a 3-D seismic survey on the acreage as soon as possible.

NOTE 5--DEBT CONVERTIBLE INTO COMMON STOCK

On June 6, 2006, the Company entered into a loan agreement (the “$150K Loan Agreement”) with Enerex Capital Corp. (“Enerex”) to borrow from Enerex Capital the principal amount of $150,000 (the “$150K Loan”) for the Company’s working capital purposes to be repaid in full plus two percent (2%) interest on the principal amount on or before June 30, 2006. The $150K Loan Agreement provided that Enerex had the option to convert all or a portion of the $150K Loan into shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on NASDAQ on the day preceding notice from Enerex of its intent to convert all or a portion of the $150K Loan into shares of the Company, or (ii) in the event the Company is offering shares or units to the general public, at the price such shares or units are being offered to the general public. Enerex elected not to convert its loan into shares of common stock of the Company. Accordingly on June 29, 2006 the Company paid Enerex $153,000 in full, which included $3,000 in interest.

On June 9, 2006, the Company entered into a loan agreement (the “$500K Loan Agreement”) with Venture Capital First LLC (“Venture Capital”) to borrow from Venture Capital the principal amount of $500,000 (the “$500K Loan”) for the Company’s working capital purposes to be repaid in full plus six percent (6%) interest on the principal amount on or before December 9, 2006. The $500K Loan Agreement provided that Venture Capital had the option to convert all or a portion of the $500K Loan into shares of common stock of the Company and warrants to purchase shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on NASDAQ on the day preceding notice from Venture Capital of its intent to convert all or a portion of the $500K Loan into shares of the Company, or (ii) in the event the Company is offering shares or units to the general public, at the price such shares or units are being offered to the general public. Subsequent to June 30, 2006 Venture Capital elected to convert its entire $500K Loan and accrued interest into common stock of the Company at a price of $0.50 per Unit. Accordingly, on July 19, 2006 the Company issued 1,006,905 shares to Venture Capital. In addition, as part of the conversion, Venture Capital has received warrants (the “Warrants”) to purchase up to 1,006,905 shares of common stock of the Company for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 per share for the second year. EITF 00-19 requires the classification and measurement of freestanding contracts that are indexed to, and potentially settled in, a company’s own stock. Since in the view of the Company the conversion price would be at market or if a financing were being offered the offering price, the Company has classified and measured the $500K Loan as equivalent to $0.50 per Unit, with each Unit consisting of one share of common stock and one redeemable stock purchase Warrant exercisable for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 for the second year.

NOTE 6--ISSUANCE OF COMMON STOCK

On June 30, 2006 the Company sold to Centrum Bank AG 1,000,000 Units for a total consideration of $500,000 or $0.50 per Unit. Each Unit consisted of one share of common stock and one redeemable stock purchase warrant (“Warrant”). Each Warrant is exercisable for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 for the second year.

NOTE 7--SUBSEQUENT EVENTS

On July 17, 2006, the Company entered into an agreement with Quantum Geophysical, Inc. to conduct a 3-D seismic survey for the Burke Ranch field.

On August 3, 2006 the Company signed a nonbinding letter of intent (“LOI”) with ARI Antelope Resources, Inc (“ARI”). Pursuant to the terms of the LOI, the Company intends to purchase ARI’s 100% working interest (80% net revenue interest) in approximately 1,200 acres located on the East Teapot Dome field in the Powder River Basin, northeast of Casper, Wyoming. The purchase is contingent on several items including the completion of due diligence by the Company and the negotiation of a definitive purchase & sale agreement.

As of August 10, 2006 the Company sold an additional 1,850,000 Units for a total consideration of $925,000. Each Unit consists of one share of common stock and one redeemable stock purchase warrant (“Warrant”). Each Warrant is exercisable for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 per share for the second year.

On August 10, 2006 the Company entered into a Purchase & Sale Agreement (the “PSA”) with Wyoming Mineral Exploration, LLC (“WME”) for the purchase of WME’s approximate 8,500 acre land position in the Big Muddy Field in the Powder River Basin east of Casper, Wyoming. The total purchase price will be $25,000,000 with a deposit of $2,500,000 paid on August 18, 2006 and the remainder to be paid at closing on or before November 30, 2006. Closing is contingent upon several factors including the Company establishing that it will have an adequate, predictable, and commercially reasonable supply of water for its operations, and title and environmental due diligence. While the Big Muddy Field was discovered in 1916, future profitable operations are dependent of the application of tertiary recovery techniques requiring significant amounts of CO2 which are available from a third party but not assured. If the Company is not able to obtain financing or able to obtain CO2 supplies for commercial terms, then the $2,500,000 deposit will be forfeited as liquidated damages.

On August 17, 2006, the Company entered into an agreement with ERM Rocky Mountain Inc. to conduct an environmental review in conjunction with the acquisition of the Big Muddy field.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues, and may include words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “projected”, “intends to”, or similar expressions, which are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results discussed in such forward-looking statements. There is absolutely no assurance that we will achieve the results expressed or implied in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil & gas, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, our ability successfully to implement our strategy to acquire additional oil & gas properties, and our ability successfully to manage and operate our newly acquired oil &gas properties or any properties subsequently acquired by us, as well as those factors discussed below.

Overview

Rancher Energy Corp. is an independent energy company which is engaging in the exploration for and related development, production, and marketing of oil & gas in North America. Prior to April 18, 2006 the Company, then known as Metalex Resources, Inc. (“Metalex”), was primarily engaged in the exploration and development of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006 the shareholders voted to change the name of the Company to Rancher Energy Corp. Since April 2006 the Company has named a new president and is actively pursuing oil & gas prospects in the Rocky Mountain region. We plan to generate revenues by the production of oil & gas from properties which we have under contract, independently or with other parties. During June 2006 we entered into agreements to acquire interests in two different prospects—(i) up to a 89.82% working interest in the Burke Ranch Field in the Powder River Basin in central Wyoming on 1,921 gross acres (1,713 net to the Company), (ii) an additional 8,183 gross acres contiguous and/or adjacent to our Burke Ranch Field (5,572 net acres) from the U.S. Bureau of Land Management, and (iii) a separate acreage prospect of approximately 7,600 gross acres (4,180 net acres) in the Broadview Dome Prospect in the Crazy Mountain Basin in central Montana. In July 2006 the Company signed a letter of intent for the purchase of approximately 1,200 acres in the East Teapot Dome Field and in August 2006 the Company signed a purchase and sale agreement for approximately 8,500 acres in the Big Muddy Field, both in the Powder River Basin in central Wyoming.

Outlook for Fiscal 2007

The following summarizes the goals and objectives for the Company for the year ending March 31, 2007:

•
Begin its exploration and development program on the Burke Ranch field as required by the Participation Agreement, which includes completing a 3-D seismic survey on approximately 4,480 acres, selecting an engineering firm to perform engineering studies on the property and prepare a development plan, and performing remedial work on two wells currently in production.

•
Begin its exploration and development plan on the Broadview Dome prospect as required by its exploration and development agreement, which includes, at a minimum, completing a 3-D seismic survey on the 2,560 acres.

•	Obtain financing for and close on the Teapot Dome prospect and Big Muddy field acquisitions.
•	Prepare and finalize a registration statement to register securities that may be issued.
•	Build up the operating capabilities of the Company.
•	Pursue additional asset and project opportunities that are accretive to shareholder value.

Results of Operations for the Three Months Ended June 30, 2006

The Company had a net loss for the three months ended June 30, 2006 of $574,347 compared to a net loss of $21,269 for the same period in 2005. A total of $423,500 of the loss is a non-cash item for the issuance of common stock to our president and chief executive officer on May 15, 2006 as part of his employment agreement with the Company. Also as discussed, during the first quarter of 2006 the Company has decided to engage full time in the exploration for and development of oil & gas in North America. To that end, we have hired two full time employees, in Denver Colorado, whose payroll and benefits approximate $26,000 per month. During 2005 the Company’s sole employee was a part time bookkeeper at a cost of $1,000 per month. Consulting fees of $38,000 for the three months ended June 30, 2006 are for public relations and other consultants which have been engaged to assist the Company in relations with its shareholders and in complying with the disclosure requirements of the U.S. Securities & Exchange Commission.

Liquidity & Capital Resources.

At June 30, 2006 the Company had working capital of $264,367. As of August 15, 2006 the Company has sold an additional 7,850,000 Units for a total consideration of $3,925,000. Each Unit consists of one share of common stock and one redeemable stock purchase warrant (“Warrant”). Each Warrant is exercisable for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 per share for the second year.

On August 15, 2006 the Company paid $2,500,000 as a deposit for its acquisition of the Big Muddy Field-- see “Subsequent Events”, above. After such payment the Company had a cash balance of $2,201,025.

The Company estimates that its ongoing general and administrative expenses to be approximately $55,000 per month. In addition, the Company has agreed to pay $500,000 in cash by September 20, 2006 for the initial payments required under the two acquisition agreements for the Burke Ranch field and the Broadview Dome prospect, and it estimates the initial exploration phase costs to be $750,000 at the Burke Ranch field and $287,000 at the Broadview Dome prospect to be expended over the next six months. The Company expects that its current cash balances, combined with the sale of Company common stock units, if completed, will meet these capital needs for fiscal year 2007.

However, the Company will require additional financing in order to close its Big Muddy acquisition, to begin tertiary operations on the Big Muddy field, and for a development program for the Burke Ranch field and the Broadview Dome prospect if the Company’s exploration program is successful, resulting in a development program. However, such success cannot be assured. Such additional financing may be in the form of debt or equity or a combination of both (see “Sources and Uses of Funds”, below).

Sources & Uses of Funds.

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

Cash Flows & Capital Expenditures.

During the three months ended June 30, 2006 the Company expended $117,000 in its operating activities as the Company builds up its Denver staff as a Rocky Mountain operator. This amount compares to $24,000 used in operating activities in fiscal year 2005.

Commitments.

Pursuant to the terms of the purchase of the Burke Ranch field and the Broadview Dome prospect, the Company will be required to pay, by September 20, 2006, $250,000 for each property for a total consideration of $500,000.

In addition, the Company estimates that it will cost an additional $1,037,000 to meet its minimum 3-D seismic and rework obligations under such agreements.

Income Taxes, Net Operating Losses, & Tax Credits.

At June 30, 2006 the Company has a net operating loss carry forward for U.S. income tax purposes of $300,000. The Company has established a valuation allowance for deferred taxes that reduces its net deferred tax assets, as management currently believes that these losses will not be utilized in the near term.

Critical Accounting Policies & Estimates.

The discussion and analysis of the Company’s financial condition and results of operations were based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Significant accounting policies are described in Note 2 to the financial statements. In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, the Company has identified certain of these policies as being of particular importance to the portrayal of the financial position and results of operations and which require the application of significant judgment by management. The Company analyzes its estimates, including those related to oil & gas reserves, bad debts, oil & gas properties, marketable securities, income taxes, derivatives, and contingencies, and bases those estimates on historical experience and various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the financial statements.

Full Cost Method of Accounting.

For its oil & gas exploration and producing activities, the Company uses the full cost method of accounting for its oil & gas properties. Accordingly, all costs related to the acquisition, exploration, and development of both proved and unproved properties are capitalized. The Company's properties are located within the continental United States, which constitutes one cost center. The amortization of proved oil & gas properties will be calculated using the units-of-production method, based on proved reserves of oil & gas. The costs of unproved properties will be excluded from amortization pending a determination of the existence of proved reserves. Such unproved properties will be assessed periodically for impairment. The amount of impairment, if any, will be added to the costs being amortized.

Capitalized costs, less related accumulated amortization, may not exceed the sum of: (i) the present value of future net revenues from estimated production of proved oil & gas reserves; (ii) the cost of properties not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties included in the costs being amortized.

Reserve Estimates.

Estimates of oil & gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil & gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. Estimates of economically recoverable oil & gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies, and assumptions governing future oil & gas prices, future operating costs, severance taxes, development costs, and workover gas costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil & gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of oil & gas properties and/or the rate of depletion of the oil & gas properties.

Stock Based Compensation.

Other than the stock option plan described above under “Other Subsequent Events”, the Company has not yet adopted a Long-Term Incentive plan under which the Company would issue performance share units convertible into common shares of the Company subject to vesting on the basis of the achievement of specified performance targets.

Item 3. QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We currently do not invest in derivative financial instruments, interest rate swaps, or other similar investments to alter interest rate exposure or for any other purpose.

Item 4. CONTROLS & PROCEDURES.

Disclosure Controls & Procedures.

Our management, as required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the three months ended June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act as of June 30, 2006 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of June 30, 2006 there were no material changes from the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006. However, the Company faces additional risks associated with the acquisition of the Big Muddy field described in Note 7 of Part I above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS.

Each sale of unregistered securities made by the Company during the quarter ended June 30, 2006 and through the date of this Quarterly Report on Form 10-Q were duly reported on Form 8-K. The Company made no repurchases of its common stock during the quarter ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.
Exhibit No.	Description

3.1	Articles of Incorporation of Rancher Energy Corp.(1)

3.2	Bylaws of Rancher Energy.(1)

4.1	Specimen Stock Certificate.(1)

10.1	Employment Agreement dated June 1, 2006 between Rancher Energy Corp. and John Works.(2)

10.2	Broadview Dome Prospect Exploration & Development Agreement dated June 15, 2006 between Big Snowy Resources and Rancher Energy Corp.(2)

10.3	Burke Ranch Unit Purchase & Participation Agreement dated February 6, 2006 between Hot Springs Resources, Ltd. and Pin Petroleum Partners, Ltd.(2)

10.4a	$500K Loan Agreement dated June 1, 2006 between Rancher Energy Corp. and Venture Capital First LLC.(3)

10.4b	$150K Loan Agreement dated June 1, 2006 between Rancher Energy Corp. and Enerex Capital Corp.(2)

10.5	Work Study Contract with NITEC LLC dated June 7, 2006 between Rancher Energy Corp. and NITEC LLC.(2)

10.6	PIN Petroleum Partners, Ltd. Assignment dated June 21, 2006 of an agreement between PIN Petroleum Partners, Ltd. and Hot Springs Resources, Ltd. dated February 6, 2006.(2)

10.8	PIN Petroleum Partners, Ltd. Assignment dated June 6, 2006 of rights under an Exploration & Development Agreement dated June 15, 2006 with Big Snowy Resources, Inc.(2)

10.9	Purchase & Sale Agreement dated August 10, 2006 between Rancher Energy Corp. and Wyoming Mineral Exploration, LLC relating to the Big Muddy prospect.(5)

14.1	Code of Ethics and Business Conduct.(4)

31	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.(5)

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350.(5)

__________________

(1) Included as an exhibit to Registration Statement No. 333-116307 on Form SB-2 filed by the registrant on June 7, 2005 and incorporated herein by reference.

(2) Included as an exhibit to the registrant’s Form 10-K for the fiscal year ended March 31, 2006 filed on June 30, 2006 and incorporated herein by reference.

(3) Included as Exhibit 10.7 to Form 8-K filed by the registrant on June 9, 2006 and incorporated herein by reference.

(4) Included as Exhibit 14.1 to Form 10-KSB for the fiscal year ended March 31, 2005 filed by the registrant on July 8, 2005 and incorporated herein by reference.

(5) Filed herewith.

RANCHER ENERGY CORP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHER ENERGY CORP.

Dated: August 21, 2006	By:
John Works, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer