Form 10-Q/A
period 2006-06-30
RANCHER ENERGY CORP.
filed 2006-08-28
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment (No. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the transition period from _____________ to ___________________

Commission file number: 000-51425

RANCHER ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___       Accelerate filer ___      Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __No X

As of August 25, 2006, 38,350,000 shares of the issuer's common stock, $.00001 par value, were outstanding.

RANCHER ENERGY CORP.

Table of Contents

PART I. FINANCIAL INFORMATION

		Page

Explanatory Note Concerning Amendment to Form 10-Q		3

Item 1.	Financial Statements

	Financial Statements

	Balance Sheets
	June 30, 2006 (Unaudited) & March 31, 2006	4

	Unaudited Statements of Operations
	Three months ended June 30, 2006 & 2005	5

	Unaudited Statements of Cash Flows
	Three months ended June 30, 2006 & 2005	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion & Analysis of Financial Condition & Results of Operations	14

Item 3.	Quantitative & Qualitative Disclosures About Market Risk	18

Item 4.	Controls & Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		21

EXPLANATORY NOTE CONCERNING AMENDMENT TO FORM 10-Q

This quarterly report on Form 10-Q/A is being filed as an amendment to our quarterly report on Form 10-Q, which was originally filed on August 22, 2006.  Our independent accountants had not yet completed their review of the quarterly report at that time. We have made certain revisions and reclassifications of dollar amounts in our financial statements in order to recognize a $30,000 imputed non-cash finance charge in connection with a $500,000 loan, as explained in Note 5 to the financial statements.  In addition, in Note 1 to our financial statements we have added a discussion and information concerning SFAS 123(R) and the manner in which we have accounted for stock-based compensation.  Except for this disclosure that was added to Note 1, our accounting for stock-based compensation has remained unchanged from the financial statements in our Form 10-Q as originally filed.  In the opinion of our management, the foregoing changes, vis-à-vis our Form 10-Q as originally filed, are not material to an understanding of the Form 10-Q as a whole.

Part I. FINANCIAL INFORMATION

RANCHER ENERGY CORP. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$796,116	$46,081
Accounts receivable	40,344	--
Total Current Assets	836,460	46,081

EQUIPMENT, net	9,310	476

OIL & GAS PROPERTIES, using full cost accounting method	621,607	--

TOTAL ASSETS	$1,467,377	$46,557

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$71,149	$477
Payroll taxes payable	934	1,593
Payable for purchase of oil & gas properties	500,000	--
Total Current Liabilities	572,083	2,070

DEBT CONVERTIBLE INTO COMMON SHARES	501,644	--

COMMITMENTS & CONTINGENCIES	--	--

STOCKHOLDERS’ EQUITY
Common stock, 100,000,000 shares authorized, $0.00001
par value, 30,500,000 & 28,500,0000 shares issued & outstanding
at June 30, 2006 & March 31, 2006, respectively	305	285
Additional paid-in capital	1,524,299	570,809
Accumulated deficit during development stage	(1,130,954)	(526,607)
TOTAL STOCKHOLDERS’ EQUITY	393,650	44,487

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,467,377	$46,557

The accompanying notes are an integral part of these financial statements.

RANCHER ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

				From
				February 4, 2004
	Three Months Ended			(Inception) to
	June 30,			June 30,
	2006		2005	2006

REVENUE	$--		$--	$--

OPERATING EXPENSES
Legal & accounting fees	22,742		15,096	89,346
Mining exploration expense	--		--	51,904
Payroll & benefits	479,023		3,232	508,387
Consulting & other professional fees	38,000		--	401,096
Depreciation	--		52	414
Other general & administrative expenses	31,303		2,889	46,528
TOTAL EXPENSES	571,068		21,269	1,097,675

LOSS FROM OPERATIONS	(571,068)		(21,269)	(1,097,675)

OTHER INCOME (EXPENSE)
Interest & other income	1,365		--	1,365
Imputed finance charges on issuance of debt convertible into shares of common stock	(30,000)		--	(30,000)
Interest expense	(4,644)		--	(4,644)
TOTAL OTHER EXPENSE	(33,279)		--	(33,279)

INCOME TAXES	--		--	--

NET LOSS	$(604,347)		$(21,269)	$(1,130,954)

BASIC & DILUTED
NET LOSS PER SHARE	$(.02)	$	nil

WEIGHTED AVERAGE SHARES
OUTSTANDING USED IN BASIC AND
DILUTED PER SHARE CALCULATION	29,027,000		70,000,000

The accompanying notes are an integral part of these financial statements.

RANCHER ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
			From
			February 4,
			2004
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(604,347)	$(21,269)	$(1,130,954)
Adjustments to reconcile net loss to net cash used by
operating activities:
Abandonment of office equipment	2,284	--	2,284
Expenses paid by shareholder	--	--	11,904
Common stock issued for services	--	--	363,096
Options on Common stock issued for services	423,500	--	423,500
Imputed finance charges on issuance of debt convertible into shares of common stock	30,000		30,000
Depreciation	--	52	414
Increase in accounts receivable	(40,344)	(1,904)	(40,344)
Increase (decrease) in accounts payable	57,102	(802)	72,793
Increase (decrease) in payroll taxes payable	(659)	--	934
Net cash used in operating activities	(132,464)	(23,923)	(266,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,118)	--	(12,008)
Additions to oil & gas properties	(106,393)	--	(121,607)
Net cash used in investing activities	(117,511)	--	(133,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock & warrants	500,010	196,094	696,094
Proceeds from issuance of convertible debt	650,000	--	650,000
Payments on convertible debt	(150,000)	--	(150,000)
Proceeds from shareholder loans	--	--	30,000
Payment of shareholder loan	--	(30,000)	(30,000)
Net cash provided by financing activities	1,000,010	166,094	1,196,094

Increase in cash & cash equivalents	750,035	142,171	796,106
Cash & cash equivalents--beginning of period	46,081	4,060	--
Cash & cash equivalents--end of period	$796,116	$146,231	$796,106

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$3,000	$--	$3,000
Income taxes paid	$-	$--	$--

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Options on common stock issued for services	$423,500	$--	$423,500
Imputed finance charges on issuance of debt convertible into shares of common stock	30,000	--	30,000
Common stock issued for services	$--	$--	$363,096
Common stock issued for expenses paid by shareholder	$--	$--	$11,904
Oil & gas properties acquired for payables	$515,214	$--	$515,214

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

Interim Reporting

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Pursuant to the rules and regulations of the Securities & Exchange Commission (the “SEC”) they do not necessarily include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of June 30, 2006, the results of operations for the three months ended June 30, 2006 and 2005 and the period from February 4, 2004 to June 30, 2006, and cash flows for the three months ended June 30, 2006 and 2005 and the period from February 4, 2004 to June 30, 2006. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year. The financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

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

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $1,130,954 for the period from February 4, 2004 (inception) through June 30, 2006, and has an accumulated deficit. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company’s management believes that its cash balances at June 30, 2006 and the receipt of funds subsequent to June 30, 2006 from private financing agreements will generate sufficient cash for the Company to continue to operate based on current expense projections. The Company anticipates it will require over $25,000,000 to close on the acquisition of oil & gas properties (including the acquisition of the Big Muddy field--see Note 7 below), conduct exploration activities, and continue operations in the fiscal year 2007.

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

Adoption of SFAS 123(R)

Effective April 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended June 30, 2006 of $423,500 to income from operations. This expense reduced basic and diluted earnings per share by $0.015 for the quarter. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, the stock price at the valuation date, the expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon recent actual historical stock price movements. The stock price at the valuation date was calculated using an estimated stock price that would result in a combined value of the share value and warrant value approximating the Unit price of $0.50. It was assumed that all warrants would have a one year option term.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended June 30, 2006.

Stock Options as of the Quarterly Period Ended June 30, 2005

For the quarter ended June 30, 2005 the Company had not issued any stock options and there were no stock options outstanding. Therefore there is no pro-forma effect on the quarter ended June 30, 2005 financial statements.

Stock Options as of the Quarterly Period Ended June 30, 2006

The following table summarizes stock option activity during the quarterly period ended June 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2006	-	$-
Granted	4,000,000	0.00001
Exercised	(1,000,000)	0.00001
Canceled or forfeited	-	-

Options outstanding at June 30, 2006	3,000,000	$0.00001	3	$1,270,500

Options exercisable at June 30, 2006	-	$-	-	$-

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended June 30, 2006, was approximately $423,500. Cash received from stock options exercised during the quarterly period ended June 30, 2006 was $10. The Company did not realize any tax deductions related to the exercise of stock options during the quarter.
Stock options outstanding at June 30, 2006, which vest at a rate of 250,000 shares per completed quarter of service by the Company’s president (see Note 2), are as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
$0.00001	3,000,000	3	$0.00001	-	$-

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $1,270,500, which is expected to be recognized over a weighted average period of approximately 3 years.

The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended June 30, 2006
Volatility	87.0%
Expected option term	1 year
Risk-free interest rate	5.22%
Expected dividend yield	0%

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

NOTE 5--DEBT CONVERTIBLE INTO COMMON STOCK

On June 6, 2006, the Company entered into a loan agreement (the “$150K Loan Agreement”) with Enerex Capital Corp. (“Enerex”) to borrow from Enerex Capital the principal amount of $150,000 (the “$150K Loan”) for the Company’s working capital purposes to be repaid in full plus two percent (2%) interest on the principal amount on or before June 30, 2006. The $150K Loan Agreement provided that Enerex had the option to convert all or a portion of the $150K Loan into shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on the OTC Bulletin Board on the day preceding notice from Enerex of its intent to convert all or a portion of the $150K Loan into shares of the Company, or (ii) in the event the Company conducted an offering of shares of common stock or units, consisting of stock and warrants to purchase common stock, at the price of such shares or units in the offering. Enerex elected not to convert its loan into shares of common stock of the Company. Accordingly on June 29, 2006 the Company paid Enerex $153,000 in full, which included $3,000 in interest.

On June 9, 2006, the Company entered into a loan agreement (the “$500K Loan Agreement”) with Venture Capital First LLC (“Venture Capital”) to borrow from Venture Capital the principal amount of $500,000 (the “$500K Loan”) for the Company’s working capital purposes to be repaid in full plus six percent (6%) interest on the principal amount on or before December 9, 2006. The $500K Loan Agreement provided that Venture Capital had the option to convert all or a portion of the $500K Loan into shares of common stock of the Company and warrants to purchase shares of common stock of the Company, either (i) at a price per share equal to the closing price of the Company’s shares on the OTC Bulletin Board on the day preceding notice from Venture Capital of its intent to convert all or a portion of the $500K Loan into shares of common stock of the Company, or, (ii) in the event the Company conducted an offering of shares of common stock or units, consisting of stock and warrants to purchase stock, at the price of such shares or units in the offering.

The Company has recorded the fair value of the debt ($470,000) separately from the fair value of the imbedded derivative arising from the conversion feature ($30,000). The fair value of the debt was determined by determining the fair value of the debt assuming it did not include the conversion feature. Because the debt was convertible into units consisting of common stock and warrants during June, the Company recorded the entire fair value of the conversion feature as imputed finance charges for the three months ended June 30, 2006.

Subsequent to June 30, 2006 Venture Capital elected to convert its entire $500K Loan and accrued interest into common stock of the Company and warrants to purchase common stock at a price of $0.50 per unit, which was the price per unit in the offering.

Accordingly, on July 19, 2006 the Company issued 1,006,905 shares to Venture Capital. In addition, as part of the conversion, Venture Capital has received warrants to purchase up to 1,006,905 shares of common stock of the Company for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 per share for the second year.

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

Results of Operations for the Three Months Ended June 30, 2006

The Company had a net loss for the three months ended June 30, 2006 of $604,347 compared to a net loss of $21,269 for the same period in 2005. A total of $423,500 of the loss is a non-cash item for the issuance of options to purchase common stock to our president and chief executive officer on May 15, 2006 as part of his employment agreement with the Company and $30,000 is a non-cash imputed finance charge recorded on issuance of debt convertible into Common shares. Also as discussed, during the first quarter of 2006 the Company has decided to engage full time in the exploration for and development of oil & gas in North America. To that end, we have hired two full time employees, in Denver Colorado, whose payroll and benefits approximate $26,000 per month. During 2005 the Company’s sole employee was a part time bookkeeper at a cost of $1,000 per month. Consulting fees of $38,000 for the three months ended June 30, 2006 are for public relations and other consultants which have been engaged to assist the Company in relations with its shareholders and in complying with the disclosure requirements of the U.S. Securities & Exchange Commission.

Liquidity & Capital Resources.

At June 30, 2006 the Company had working capital of $264,377. As of August 15, 2006 the Company has sold an additional 7,850,000 Units for a total consideration of $3,925,000. Each Unit consists of one share of common stock and one redeemable stock purchase warrant (“Warrant”). Each warrant is exercisable for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 per share for the second year.

On August 15, 2006 the Company paid $2,500,000 as a deposit for its acquisition of the Big Muddy Field-- see “Subsequent Events”, above. After such payment the Company had a cash balance of $2,325,754.

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

Cash Flows & Capital Expenditures.

During the three months ended June 30, 2006 the Company expended $132,464 in its operating activities as the Company builds up its Denver staff as a Rocky Mountain operator. This amount compares to $23,923 used in operating activities in fiscal year 2005.

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

Income Taxes, Net Operating Losses, & Tax Credits.

At June 30, 2006 the Company has a net operating loss carry forward for U.S. income tax purposes of approximately $300,000. The Company has established a valuation allowance for deferred taxes that reduces its net deferred tax assets, as management currently believes that these losses will not be utilized in the near term.

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

See “EXPLANATORY NOTE” preceding “Item 1, Financial Statements” above.

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

Dated: August 28, 2006	RANCHER ENERGY CORP.

	By:	/s/ John Works
John Works, President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer,
and Principal Accounting Officer