Form 10-Q
period 2006-09-30
RANCHER ENERGY CORP.
filed 2006-11-14
CIK 1287900

United States Securities and Exchange Commission
Washington, D. C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2006

[  ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to ___________________

Commission file number: 000-51425

Rancher Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

999-18th Street, Suite 1740
Denver, Colorado 80202
(Address of Principal Executive Office)

Previous address:
1050 17th Street, Suite 1700
Denver, Colorado 80265

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

Large accelerated filer __     Accelerated filer __     Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __   No X

As of November 12, 2006, 49,104,580 shares of Rancher Energy’s common stock, $.00001 par value, were outstanding.

Rancher Energy Corp.

Table of Contents

Part I. Financial Information

Part I. Financial Information

Rancher Energy Corp.
(A Development Stage Company)
Balance Sheet

	Sep 30 '06	Mar 31 '06
	(Unaudited)
Assets
Current assets
Cash & cash equivalents	$5,479,007	$46,081
Total current assets	5,479,007	46,081
Equipment, net	34,101	476
Oil & gas property, full cost method	3,007,919	-

Total assets	$8,521,027	$46,557

Liabilities
Current liabilities
Accounts payable	$88,360	$2,070
Payable for purchase of oil & gas property	603,537	-
Total current liabilities	691,897	2,070
Stockholders' Equity
Common stock, 100,000,000 shares authorized, $0.00001 par
value, 47,190,449 & 28,500,000 shares issued & outstanding
at September 30, 2006 & March 31, 2006, respectively	472	285
Additional paid-in capital	9,726,847	570,809
Accumulated deficit during development stage	(1,898,189)	(526,607)
Total stockholders' equity	7,829,129	44,487

Total liabilities & stockholders' equity	$8,521,027	$46,557

See accompanying notes.

Rancher Energy Corp.
(A Development Stage Company)
Operations Statement
(unaudited)

					From
					Feb 4 '04
	Six Months	Six Months	Quarter	Quarter	(Inception)
	Ended	Ended	Ended	Ended	to
	Sep 30 '06	Sep 30 '05	Sep 30 '06	Sep 30 '05	Sep 30 '06

Revenue	-	-	-	-	-

Operating expense
Oil & Gas Operating	-		-		-
Mining exploration expense	-		-		51,904
Impairment of Burke Ranch property	395,785		395,785		395,785
G&A	966,282	31,913	395,214	10,644	1,440,985
Total operating expense	1,362,067	31,913	790,999	10,644	1,888,674

Loss from operations	(1,362,067)	(31,913)	(790,999)	(10,644)	(1,888,674)

Other income (expense)
Interest & other income	23,485		22,120		23,485
Imputed finance charges on
convertible debt	(30,000)		-		(30,000)
Interest expense	(3,000)		1,644		(3,000)
Total other	(9,515)	-	23,764	-	(9,515)

Net Loss	(1,371,582)	(31,913)	(767,235)	(10,644)	(1,898,189)

Basic & diluted net loss per share	$(0.04)	nil	$(0.02)	nil

Basic & diluted weighted average
average shares outstanding	33,336,427	5,000,000	37,598,545	7,000,000

See accompanying notes.

Rancher Energy Corp.
(A Development Stage Company)
Cash Flow Statement (Unaudited)

			From
			Feb 4 '04
			(Inception)
	Six Months Ended		to
	Sep 30 '06	Sep 30 '05	Sep 30 '06

Cash flow (used in) operating activity:
Net loss	$(1,371,582)	(31,913)	(1,898,189)
Adjustments to reconcile net loss to
net cash used in operating activity:
Impairment of Burke Ranch property	395,785		395,785
Abandonment of office equipment	2,284		2,284
Expense paid by shareholder			11,904
Common stock issued for services			363,096
Options on Common stock issued for services	529,375		529,375
Imputed finance charges on issuance of debt
convertible into shares of common stock	30,000		30,000
Depreciation	1,800	106	2,214
Interest on convertible note converted into equity	3,453	(1,904)	3,453
Increase in accounts receivable		(497)
Increase (decrease) in accts payable	86,290		86,767
Increase in payroll taxes payable	-	-	1,593
Net cash used in operating activity	(322,595)	(34,208)	(473,311)
Cash flow used in investing activity:
Equipment purchases	(37,709)		(38,599)
Oil & gas property additions	(2,800,167)	-	(2,800,167)
Net cash used in investing activity	(2,837,875)	-	(2,838,765)
Cash flow from financing activity:
Proceeds from sale of common stock & warrants	8,093,397	196,094	8,289,491
Proceeds from issuance of convertible debt	500,000	(30,000)	530,000
Payments on convertible debt			-
Proceeds from shareholder loans			-
Payment of shareholder loan	-	-	(30,000)
Net cash from financing activity	8,593,397	166,094	8,789,491
Increase in cash & cash equivalents	5,432,926	131,886	5,479,007
Cash & cash equivalents--beginning of period	46,081	4,060	-
Cash & cash equivalents--end of period	$5,479,007	$135,946	$5,479,007

See accompanying notes.

Rancher Energy Corp.
(A Development Stage Company)
Cash Flow Statement, continued (Unaudited)

			From
			Feb 4 '04
			(Inception)
	Six Months Ended		to
	Sep 30 '06	Sep 30 '05	Sep 30 '06

Non-cash Investing and Financing Transactions:
Imputed finance charges on issuance of debt
convertible into shares of common stock	$30,000	$-	$30,000
Common stock and warrants issued on
conversion of note and accrued interest	$503,453	$-	$503,453
Common stock issued for services			$363,096
Common stock issued for expense
paid by shareholder			$11,904
Oil & gas property acquired for payables	$603,537	$-	$603,537

See accompanying notes.

Note 1—Organization & Summary of Significant Accounting Policies

Organization

Rancher Energy Corp. (“Rancher Energy”) was incorporated in Nevada on February 4, 2004. Rancher Energy explores for, develops, and plans to produce oil & gas, concentrating on applying secondary and tertiary recovery technology to older, historically productive fields, primarily in North America.

Basis of Presentation

The accompanying unaudited financial statements include, in management’s opinion, all adjustments, only consisting of normal recurring adjustments, necessary for fair presentation. The financial statements should be read in conjunction with our financial statements included in our March 31, 2006, Form 10-K and our June 30, 2006, Form 10-Q, Amendment No. 1. The accompanying financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States.

Going Concern

Rancher Energy has no revenue, has incurred a net loss of $1,898,000 for the period from February 4, 2004 (inception) through September 30, 2006, and has an accumulated deficit of $1,898,000. These factors indicate that we may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event we cannot continue in existence. We believe that our cash balances at September 30, 2006, and the receipt of funds subsequent to September 30, 2006 from private financing agreements, will generate sufficient cash receipts for us to continue to operate based on current expense projections. We anticipate we will require over $75,000,000 to close on the acquisition of oil & gas properties (including the Cole Creek South field, the South Glenrock B field, and the Big Muddy field—see Notes 3 and 7 below), conduct development activity, and continue operations going forward.

Oil & Gas Operations

Rancher Energy had no production or reserves at September 30, 2006. Accordingly it has recorded no depreciation or depletion for its oil & gas properties.

Share-Based Payment

Effective April 1, 2006, Rancher Energy adopted Statement of Financial Accounting Standard 123(R) Share-Based Payment (“Statement 123R”) using the modified prospective transition method. In addition, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 Share-Based Payment in March, 2005, which provides supplemental application guidance on Statement 123R based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the six months ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted beginning April 1, 2006, based on the grant date fair value estimated in accordance with Statement 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of Statement 123R resulted in stock compensation expense for the six months ended September 30, 2006, of $529,000. Rancher Energy did not recognize a tax benefit from the stock compensation expense because it considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are (i) the stock price at the valuation date, (ii) the expected stock price volatility, and (iii) the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon recent actual historical stock price movements. The stock price at the valuation date was calculated using an estimated stock price that would result in a combined value of the share value and warrant value approximating the Unit price of $0.50. It was assumed that all warrants would have a one year option term.

Prior to the adoption of Statement 123R, Rancher Energy presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. Statement 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of Statement 123R. As a result of Rancher Energy’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing Rancher Energy’s net operating loss carry forwards. Accordingly, because Rancher Energy is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended September 30, 2006.

Stock Options as of the Six Months Ended September 30, 2005
For the six months ended September 30, 2005, Rancher Energy had not issued any stock options and there were no stock options outstanding. Therefore there is no pro-forma effect on the financial statements for the six months ended September 30, 2005.

Stock Options as of the Six Months Ended September 30, 2006
The following table summarizes stock option activity during the six months ended September 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value
Options outstanding at April 1, 2006	-	$-
Granted	4,000,000	0.00001
Exercised	(1,000,000)	0.00001
Canceled or forfeited	-	-

Options outstanding at September 30, 2006	3,000,000	$0.00001	2.75	$5,399,970

Options exercisable at September 30, 2006	250,000	$0.00001	2.75	$499,998

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended September 30, 2006, was approximately $529,000. Rancher Energy received $10 from stock options exercised during the six months ended September 30, 2006. Rancher Energy did not realize any tax deductions related to the exercise of stock options during the six months.

Stock options outstanding and currently exercisable at September 30, 2006 are:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise price	Number of Options Exercisable	Weighted Average Exercise Price
$0.00001	3,000,000	2.75	$0.00001	-	$-

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $1,165,000, which Rancher Energy expects to recognize over 2.75 years.

The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended
September 30, 2006

Volatility	87.0%
Expected option term	1 year
Risk-free interest rate	5.22%
Expected dividend yield	0%

New Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board issued Statement 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. Statement 157 is effective for financial statements issued for years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that statement 157 will not have a material effect on our financial statements.

Note 2—Loss per Share

Rancher Energy computes basic and diluted loss per share by dividing the net loss by the weighted average shares outstanding. Basic and diluted loss per share are the same amount because stock options and warrants are excluded from the calculation as the effect of inclusion would be anti-dilutive.

Note 3—Property Acquisitions

On August 3, 2006, Rancher Energy signed a nonbinding letter of intent with ARI Antelope Resources, Inc. ("ARI") to purchase ARI’s 100% working interest (80% net revenue interest) in approximately 1,200 acres located on the East Teapot Dome field in the Powder River Basin, northeast of Casper, Wyoming. The purchase is contingent on several items including the completion of due diligence and the negotiation of a definitive purchase and sale agreement.

On August 10, 2006, Rancher Energy entered into a Purchase and Sale Agreement with Wyoming Mineral Exploration, LLC for the purchase of approximately 8,500 acres in the Big Muddy Field in the Powder River Basin east of Casper, Wyoming. The total purchase price will be $25,000,000 with a deposit of $2,500,000 paid on August 18, 2006 and the remainder to be paid at closing on or before November 30, 2006. Closing is contingent upon several factors including Rancher Energy establishing that it will have an adequate, predictable, and commercially reasonable supply of water for its operations, and title and environmental due diligence. While the Big Muddy Field was discovered in 1916, future profitable operations are dependent of the application of tertiary recovery techniques requiring significant amounts on CO2 which are available from a third party but not assured. If Rancher Energy is not able to obtain to meet its closing conditions, then the $2,500,000 deposit will be forfeited as liquidated damages. Rancher Energy engaged ERM Rocky Mountain Inc. (“ERM”) to conduct an environmental review in conjunction with the acquisition of the Big Muddy field which revealed no material environmental problems.

Note 4—Burke Ranch Impairment

In June 2006 Rancher Energy acquired 10,104 acres in the Burke Ranch field and adjacent property in Natrona County, Wyoming. Rancher Energy has had engineering studies performed on the property and has concluded that the potential reserves in the property do not warrant further development expenditures. Accordingly, Rancher Energy has recorded $395,785 of expense to fully impair the property. The owner of the Burke Ranch Unit claims that Rancher Energy should have conducted a 3-D seismic survey and drilled a test well.  Rancher Energy does not believe that it has any continuing obligations.

Note 5—Debt Converted Into Common Stock & Warrants

On June 9, 2006, Rancher Energy borrowed $500,000 at 6% interest from Venture Capital First LLC (“Venture Capital”) for working capital, to be repaid on or before December 9, 2006. The agreement provided that Venture Capital had the option to convert all or a portion of the loan into common stock and warrants to purchase common stock, either (i) at a price per share equal to the closing price of Rancher Energy’s shares on the day preceding notice from Venture Capital of its intent to convert all or a portion of the loan into common stock, or, (ii) in the event Rancher Energy conducted an offering of common stock, or units consisting of stock and warrants to purchase stock, at the price of such shares or units in the offering.

In July 2006 Venture Capital elected to convert its entire loan and accrued interest into common stock and warrants to purchase common stock at a price of $0.50 per unit, which was the price per unit in the offering described in Note 6. Accordingly, on July 19, 2006, Rancher Energy issued 1,006,905 shares to Venture Capital. In addition, as part of the conversion, Venture Capital has received warrants to purchase up to 1,006,905 shares of common stock for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 per share for the second year.

Note 6—Sale of Common Stock & Warrants

From June 30, 2006, through September 30, 2006, Rancher Energy sold 15,683,544 unregistered Units for $0.50 per Unit, totaling $8,341,772 gross proceeds. Each Unit consists of one share of common stock and a warrant to purchase one additional share of common stock. On 7,850,000 Units Rancher Energy paid no underwriting discounts or commissions. On 7,833,544 Units Rancher Energy paid a 5% cash commission of $195,839 and an additional commission of 391,677 shares of common stock, representing 5% of the number of Units sold. The warrants are exercisable for a period of two years from the date of issuance. During the first year of the warrant exercise period, the exercise price is U.S. $0.75 per share; during the second year the exercise price is U.S. $1.00 per share. The warrants are redeemable by Rancher Energy for no consideration upon 30 days’ prior notice.

All of the Units were sold outside the United States in offshore transactions to non-U.S. persons pursuant to the exemption from registration provided by Regulation S adopted under the Securities Act of 1933, as amended. Each of these investors was a sophisticated investor who provided customary investment representations and warranties as to suitability and against resales and distributions of the Units. The certificates bear a standard restrictive legend generally used in Regulation S transactions.

In October 2006 Rancher Energy sold an additional 1,449,956 Units on a commission basis for $0.50 per Unit, totaling $724,978 gross proceeds, paying a 5% cash commission of $36,249 and an additional commission of 72,498 shares of common stock, representing 5% of the number of Units sold. These Units were issued on the same terms and conditions as the Units described in the two paragraphs immediately above.

Note 7—Other Subsequent Events

On October 2, 2006, the board of directors of Rancher Energy (the “Board”) approved the 2006 Stock Incentive Plan (the “Plan”). The Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units (awards of restricted stock, cash or a combination), and dividend equivalent rights (collectively, the “Awards”) to Rancher Energy’s officers, employees, directors, and consultants. The Board reserved 10,000,000 shares of common stock for issuance under the Plan. The Plan will terminate on October 1, 2016.

The Board or a committee appointed by the Board will fix terms of each Award as it may deem necessary or desirable.

On October 2, 2006, under the Plan, Rancher Energy granted options to purchase up to a total of 825,000 shares of common stock to one officer and one employee at an exercise price of $1.75, which was determined to be Fair Market Value based upon Rancher Energy’s closing market price on October 2, 2006.  On October 16, 2006, under the Plan, Rancher Energy granted options to purchase up to a total of 1,500,000 shares of common stock to an officer at an exercise price of $2.10, which was determined to be Fair Market Value based upon Rancher Energy’s closing market price on October 16, 2006. The Board will submit the Plan to Rancher Energy’s shareholders for approval at the next shareholders meeting, and the issuance of any incentive stock options granted under the Plan are subject to the approval of the Plan by shareholders.

In October 2006 Rancher Energy entered into an agreement to acquire a 100% working interest (79.31% net revenue interest) in the Cole Creek South Field consisting of approximately 2,080 acres in Wyoming's Powder River Basin. Rancher Energy paid a deposit of 7.5% of the purchase price of $11,000,000, and the remainder of the purchase price is required to be paid at closing (anticipated on or before December 15, 2006). Closing is contingent upon obtaining financing to consummate this transaction, and title and environmental due diligence. Rancher Energy engaged ERM to conduct an environmental review in conjunction with the acquisition of the Cole Creek field which revealed no material environmental problems.

The Cole Creek South Field is located in Converse County, approximately 6 miles northwest of the town of Glenrock, Wyoming, in the east-central region of the state. The field was discovered in 1948 by the Phillips Petroleum Company, and according to the Wyoming Oil & Gas Conservation Commission, has approximately 54 million barrels of original oil in place ("OOIP"). Current gross production from the Cole Creek South Field is approximately 80 barrels of oil per day ("BOPD") of primarily 35 degree sweet crude.

Also in October 2006 Rancher Energy entered into an agreement to acquire a 93.73% working interest (74.08% net revenue interest) in the South Glenrock B Field consisting of approximately 7,070 acres in Wyoming's Powder River Basin. Rancher Energy paid a deposit of 7.5% of the purchase price of $37,000,000; the remainder of the purchase price is required to be paid at closing (anticipated on or before December 15, 2006). Closing is contingent upon obtaining financing to consummate this transaction, and title and environmental due diligence. Rancher Energy engaged ERM to conduct an environmental review in conjunction with the acquisition of the South Glenrock B field which revealed no material environmental problems.

The South Glenrock B Field is located in Converse County, immediately outside the town of Glenrock, Wyoming, in the east-central region of the state. The field was discovered in 1950 by Conoco, and has approximately 200 million barrels of OOIP that can be imputed from publicly available information. Bisected by Interstate 25, the field produces from the Dakota and muddy sandstone reservoirs that are draped over a structural nose with 1600 feet of relief. Production is maintained by secondary recovery efforts that were initiated in 1961.

Current gross production from the South Glenrock B Field is approximately 210 BOPD of primarily 35 degree sweet crude.

Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations

Forward-Looking Statements

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenue, and may include words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “projected”, “intends to”, or similar expressions, which are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from the results discussed in such forward-looking statements. There is absolutely no assurance that we will achieve the results expressed or implied in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil & gas, economic and competitive conditions, regulatory changes, estimates of proved reserves, potential failure to achieve production from development projects, capital expenditures and other uncertainties, our ability successfully to implement our strategy to acquire additional oil & gas properties, and our ability successfully to manage and operate our newly acquired oil & gas properties or any properties subsequently acquired by us, as well as those factors discussed below.

Operations Update

Rancher Energy is an independent energy company which explores for oil & gas in North America and plans to develop, produce, and market such oil & gas. Prior to April, 2006, Rancher Energy, then known as Metalex Resources, Inc. (“Metalex”), was engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006 the shareholders voted to change the name to Rancher Energy Corp. Since April 2006 Rancher Energy has engaged a new chief executive officer and is actively pursuing oil & gas prospects in the Rocky Mountain region. We plan to generate revenue by the production of oil & gas from property which we have under contract, independently or with other parties.

During June 2006 we entered into agreements to acquire interests in two prospects—(i) 10,104 acres in or adjacent to the Burke Ranch field in the Powder River Basin in central Wyoming, and (ii) a prospect of approximately 7,600 gross acres (4,180 net acres) in the Broadview Dome Prospect in the Crazy Mountain Basin in central Montana. We have evaluated the Burke Ranch prospect and have concluded that it does not warrant further development expenditure. Accordingly, we recorded a $395,785 charge to fully impair our investment in this prospect.

In August 2006 Rancher Energy signed a letter of intent for the purchase of approximately 1,200 acres in the East Teapot Dome Field. Rancher Energy is awaiting title due diligence to move forward on the acquisition; title work is expected to be completed by end of November 2006. In August 2006 Rancher Energy signed a purchase and sale agreement for approximately 8,500 acres in the Big Muddy Field, paying a $2,500,000 deposit with the balance of $22,500,000 of the purchase price due on closing. Both properties are in the Powder River Basin in central Wyoming.

In October 2006 Rancher Energy entered into an agreement to acquire a 100% working interest (79.31% net revenue interest) in the Cole Creek South Field consisting of approximately 2,080 acres in Wyoming's Powder River Basin. Rancher Energy paid a deposit of 7.5% of the purchase price of $11,000,000, and the remainder of the purchase price is required to be paid at closing (anticipated on or before December 15, 2006). Closing is contingent upon obtaining financing to consummate this transaction, and title and environmental due diligence. Rancher Energy engaged ERM to conduct an environmental review in conjunction with the acquisition of the Cole Creek field which revealed no material environmental problems.

The Cole Creek South Field is located in Converse County, approximately 6 miles northwest of the town of Glenrock, Wyoming, in the east-central region of the state. The field was discovered in 1948 by the Phillips Petroleum Company, and according to the Wyoming Oil & Gas Conservation Commission, has approximately 54 million barrels of OOIP. Current gross production from the Cole Creek South Field is approximately 80 BOPD of primarily 35 degree sweet crude.

Also in October 2006, Rancher Energy entered into an agreement to acquire a 93.73% working interest (74.08% net revenue interest) in the South Glenrock B Field consisting of approximately 7,070 acres in Wyoming's Powder River Basin. Rancher Energy paid a deposit of 7.5% of the purchase price of $37,000,000; the remainder of the purchase price is required to be paid at closing (anticipated on or before December 15, 2006). Closing is contingent upon obtaining financing to consummate this transaction, and title and environmental due diligence. Rancher Energy engaged ERM to conduct an environmental review in conjunction with the acquisition of the South Glenrock B field which revealed no material environmental problems.

The South Glenrock B Field is located in Converse County, immediately outside the town of Glenrock, Wyoming, in the east-central region of the state. The field was discovered in 1950 by Conoco, and has approximately 200 million barrels of OOIP that can be imputed from publicly available information. Bisected by Interstate 25, the field produces from the Dakota and muddy sandstone reservoirs that are draped over a structural nose with 1600 feet of relief. Production is maintained by secondary recovery efforts that were initiated in 1961.

Current gross production from the South Glenrock B Field is approximately 210 BOPD of primarily 35 degree sweet crude.

Property Reviews

Rancher Energy has entered into agreements with ERM to conduct environmental reviews of the East Teapot Dome Field and the Big Muddy Field, both located in the Powder River Basin, Wyoming. Rancher Energy entered into the agreement with ERM on August 15, 2006 to conduct an environmental review at the East Teapot Dome Field, and ERM reported on September 3, 2007 its assessment to Rancher Energy that there were no material environmental problems. Rancher Energy entered into the agreement with ERM on August 17, 2006 to conduct an environmental review at the Big Muddy Field, and ERM reported on October 4, 2006 its assessment to Rancher Energy that there were no material environmental problems.

The Big Muddy Field currently is producing approximately 30 BOPD.

Regarding the Company's Broadview Dome Prospect, located in the Crazy Horse Basin of Montana, management signed an agreement with Tesla Exploration Ltd on September 29, 2006 to shoot approximately 4.5 square miles of 3-D seismic. The seismic shoot is expected to begin in late November 2006 and is estimated to take approximately one week to complete. Interpretation of the seismic data will be undertaken by Dow Geophysical and is expected to be completed by January 2007.

Outlook for the Coming Year

The following summarizes Rancher Energy’s goals and objectives for the next twelve months:

•	Obtain financing for and close on the South Glenrock B , Cole Creek South, and Big Muddy field acquisitions.

•	Obtain adequate CO2 supply and build infrastructure for the South Glenrock B, Cole Creek South, and Big Muddy fields.

•
Begin exploration and development on the Broadview Dome prospect as required by its exploration and development agreement, which includes, at a minimum, completing a 3-D seismic survey on the 2,560 acres.

•	Prepare and finalize a registration statement to register securities that may be issued.

•	Build up Rancher Energy’s operating capabilities.

•	Pursue additional asset and project opportunities that are expected to be accretive to shareholder value.

Results of Operations

For the six months ended September 30, 2006, Rancher Energy had a $1,372,000 net loss, compared to a $32,000 net loss for the same 2005 period. We reported that $529,000 of the loss in the 2006 period is a non-cash item for the vesting of stock options to our chief executive officer; and $30,000 is a non-cash imputed finance charge recorded on issuance of debt which was converted into common stock. In 2006 Rancher Energy decided to engage full time in the exploration for and development of oil & gas in North America. To that end, we have hired five full time employees whose payroll and benefits are now $56,000 per month. During 2005 Rancher Energy’s sole employee was a part time bookkeeper at a cost of $1,000 per month.

In June 2006 Rancher Energy acquired 10,104 acres in the Burke Ranch field and adjacent property in Natrona County, Wyoming. Rancher Energy has had engineering studies performed on the property and has concluded that the potential reserves in the property do not warrant further development expenditures. Accordingly, Rancher Energy has recorded $396,000 of expense to fully impair the property.

Rancher Energy incurred consulting fees of $82,000 for the 2006 period which were for public relations and other consultants which have been engaged to assist Rancher Energy in relations with its shareholders and in complying with the disclosure requirements of the SEC. In the period, Rancher Energy also incurred (i) $54,000 for contract accountants and the auditing; (ii) a $10,000 recruiting retainer in the search for a CFO; and (iii) $11,000 in fees for stock and stock option evaluations from various firms.

For the quarter ended September 30, 2006, Rancher Energy had a $768,000 net loss, compared to an $11,000 net loss for the same 2005 quarter. Each of the above explanations for the six month periods are comparable for the quarters, except that the stock option expense for the 2006 quarter was $106,000, and no finance charge was imputed in the quarter.

Liquidity & Capital Resources

At September 30, 2006 Rancher Energy had working capital of $1,177,000. In a private placement Rancher Energy has sold between June 30 and October 2006 18,133,500 Units at a price of $0.50 per share with gross proceeds of $9,066,750. Each Unit consists of one share of common stock and one redeemable stock purchase warrant (“Warrant”). Each warrant is exercisable for a period of two years at an exercise price of $0.75 per share for the first year and $1.00 per share for the second year.

In August 2006 Rancher Energy paid $2,500,000 as a deposit for its acquisition of the Big Muddy Field. As of September 30, 2006, Rancher Energy has committed $500,000 in assignment acquisition fees, $250,000 for the Burke Ranch Field and $250,000 for the Broadview Dome prospect. Rancher Energy estimates the initial exploration phase cost of $287,000 at the Broadview Dome prospect to be incurred over the next six months.

Rancher Energy estimates that its ongoing general and administrative expense will be approximately $155,000 per month. Rancher Energy has property contracts with payable balances totaling $66,900,000. Additional funds will be necessary for CO2 supply, infrastructure development, and operations on these properties and for a development program for the Broadview Dome prospect if Rancher Energy’s exploration program is successful. Such additional financing may be in the form of debt or equity or a combination of both. Historically, Rancher Energy’s primary source of liquidity has been cash provided by equity offerings, and debt convertible into equity from its capital providers. If its exploration and acquisition programs are successful Rancher Energy will be required to obtain additional financing which may be debt or equity or a combination of both.

Cash Flow & Capital Expenditures

In the six months ended September 2006, Rancher Energy spent $323,000 in its operating activity as Rancher Energy builds up its Denver staff. This amount compares to $34,000 used in operating activity in the same 2005 period.

In the six months ended September 2006 Rancher Energy spent $2,838,000 on property and equipment acquisitions. Rancher Energy made no acquisitions in the same 2005 period.

Commitments

Rancher Energy has property purchase commitments of $34,225,000 on the South Glenrock B Field prospect, $10,175,000 on the Cole Creek South Field prospect and $22,500,000 on the Big Muddy Field prospect, all subject to obtaining financing, and title and environmental due diligence.

Item 3. Quantitative & Qualitative Disclosure About Market Risk

We currently do not invest in derivative financial instruments, interest rate swaps, or other similar investments to alter interest rate exposure or for any other purpose. We currently do not trade in petroleum, natural gas, or other commodities.

Item 4. Controls & Procedures

Disclosure Controls & Procedures.

Rancher Energy’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2006, Rancher Energy performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act as of September 30, 2006, were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1.A Risk Factors

Our business involves a high degree of risk. Investing in our securities involves risk, including the risk that you may receive little or no return on your investment or even that you may lose part or all of your investment. Therefore, before investing in any of our securities, you should carefully consider each of the following risk factors and all of the other information provided in this report. The risks described below are those we currently believe may materially affect us. Additional risks not currently known to us or that we consider immaterial also may affect adversely our Company.

Risks related to our industry, business and strategy

The acquisitions of the three Powder River Basin properties may not be consummated and we may not be able to develop the properties as we anticipate.

The acquisition of each of the three Powder River Basin properties is subject to customary closing conditions and other uncertainties, including our ability to obtain sufficient funds to finance the acquisitions. The transactions may not ultimately be consummated. In addition, our plans to develop the properties are dependent on obtaining CO2 and constructing a CO2 pipeline. We are in negotiations with a potential seller with respect to the acquisition of CO2, but have not yet entered into a definitive agreement. If a definitive agreement is reached, we must arrange for the construction of a CO2 pipeline on acceptable terms and build related infrastructure. The achievement of these objectives is subject to numerous uncertainties, and we may not be able to achieve these objectives on the schedule we anticipate or at all.

If we are unable to obtain additional funding our business plans will not be achievable.

Our current cash position will not be sufficient to fund the acquisition of any of the three major properties that we have agreed to acquire, the construction of the CO2 pipeline, or the development of these properties, if acquired. As a result, the Company will require substantial additional funding. We will likely pursue various financing alternatives including the issuance of common stock, warrants or other equity securities, convertible debt and/or other debt securities. Such additional equity or convertible debt financing may be dilutive to existing stockholders, and debt financing may contain terms which restrict our future business activities and expenditures. We do not know if additional financing will be available at all, when needed or on acceptable terms. Insufficient funds will prevent us from implementing our business strategy.

We have a limited operating history in the oil business, and we cannot predict our future operations with any certainty.

We were organized in 2004 to explore a gold prospect and changed our business focus to oil development using CO2 injection technology in 2006. We currently have no oil producing properties and no reserves, and we have no experience in oil development or production. Our future financial results depend primarily on (1) our ability to finance and complete our three major property acquisitions in the Powder River Basin and the infrastructure required to develop the properties; (2) our ability to secure an adequate supply of CO2; (3) the success of our CO2 injection program; and (4) the market price for oil. We cannot predict that our future operations will be profitable. In addition, our operating results may vary significantly during any financial period.

Oil prices are volatile and a decline in oil prices can significantly affect our financial results and impede our growth.

Our revenues, profitability and liquidity are substantially dependent upon prices for oil, which can be extremely volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices for oil may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil; the price of foreign imports; the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; technological advances affecting energy consumption; domestic and foreign governmental regulations; and the variations between product prices at sales points and applicable index prices.

We have incurred losses from operations in the past and expect to do so in the future.

We incurred net losses of $27,154 and $124,453 for the fiscal years ended March 31, 2005 and 2006, respectively. Our acquisition and development of prospects will require substantial additional capital expenditures in the future. The uncertainty and factors described throughout this section may impede our ability to economically acquire, develop, and exploit oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

Our auditors have issued a going concern opinion; hence there is substantial uncertainty that we will continue operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and our shares could become worthless.

We could be adversely impacted by changes in the oil market.

The marketability of our oil production will depend in part upon the availability, proximity and capacity of pipelines, surface and processing facilities. Federal and state regulation of oil production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market oil. If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production. The availability of markets is beyond our control.

We may be unable to develop reserves.

Our ability to develop future revenues will depend on whether we can successfully implement our planned CO2 injection program. We have no experience using the CO2 technology, the properties we plan to acquire have not had CO2 injected in the past, and recovery factors cannot be estimated with precision. Our planned projects may not result in significant reserves or in the production levels we anticipate .

We are dependent on our management team and the loss of any of these individuals would harm our business.

Our success is dependent, in large part, on the continued services of John Works, our Chief Executive Officer, John Dobitz, our Senior Vice President, Engineering, and Andrew Casazza, our Chief Operating Officer.  There is no guarantee that any of the members of our management team will remain employed by us. While we have employment agreements with them, their continued service cannot be assured. The loss of our senior executives could harm our business.

Oil operations are inherently risky.

The nature of the oil business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blow-outs, encountering formations with abnormal pressure, pipeline ruptures and spill and releases of toxic gas and other environmental hazards and pollution. The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.

We are subject to extensive government regulations.

Our business is affected by numerous federal, state and local laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil industry. These include, but are not limited to:

•	the prevention of waste,
•	the discharge of materials into the environment,
•	the conservation of oil,
•	pollution,
•	permits for drilling operations,
•	drilling bonds,
•	reports concerning operations, the spacing of wells, and the unitization and pooling of properties.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Government regulation and environmental risks could increase our costs.

Many jurisdictions have at various times imposed limitations on the production of oil by restricting the rate of flow for oil wells below their actual capacity to produce. Our operations will be subject to stringent laws and regulations relating to environmental problems. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of materials that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities in protected areas, and impose substantial liabilities for pollution resulting from our operations. Changes in environmental laws and regulations occur frequently, and changes could result in substantially increased costs. Because current regulations covering our operations are subject to change at any time, we may incur significant costs for compliance in the future.

The properties we plan to acquire are located in the Powder River Basin in the Rocky Mountains, making us vulnerable to risks associated with operating in one major geographic area.

Our proposed activities are focused on the Powder River Basin in the Rocky Mountain region of the United States, which means our properties are geographically concentrated in that area. As a result, we may in the future be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production, or interruption of transportation of oil produced from the wells in this basin.

Competition in the oil & gas industry is intense, which may adversely affect our ability to succeed.

The oil & gas industry is intensely competitive, and we compete with companies that are significantly larger and have greater resources. Many of these companies not only explore for and produce oil, but also carry on refining operations and market petroleum and other products on a regional, national, or worldwide basis. These companies may be able to pay more for oil properties and prospects or define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit. Our larger competitors may be able to absorb the burden of present and future federal, state, local, and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Oil prices may be impacted adversely by new taxes.

The federal, state and local governments in which we operate impose taxes on the oil products we plan to sell. In the past, there has been a significant amount of discussion by legislators and presidential administrations concerning a variety of energy tax proposals. In addition, many states have raised state taxes on energy sources and additional increases may occur. We cannot predict whether any of these measures would have an adverse impact on oil prices.

Shortages of equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

We may experience shortages of field equipment and qualified personnel, which may cause delays in our ability to continue to drill, complete, test, and connect wells to processing facilities. These costs have sharply increased in various areas. The demand for and wage rates of qualified crews generally rise in response to the increased number of active rigs in service and could increase sharply in the event of a shortage. Shortages of field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which may materially adversely affect our business, financial condition and results of operations.

Shortages of transportation services and processing facilities may result in our receiving a discount in the price we receive for oil sales or may adversely affect our ability to sell our oil.

We may experience limited access to transportation lines, trucks or rail cars in order to transport our oil to processing facilities. We may also experience limited access to processing facilities. If either or both of these situations arise, we may not be able to sell our oil at prevailing market prices or we may be completely unable to sell our oil, which would may materially adversely affect our business, financial condition and results of operations.

Risks Related to our Common Stock

Our common stock is illiquid, so investors may have difficulty selling any significant number of shares of our stock.

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTC-BB”) The average daily trading volume of our common stock on the OTC-BB was approximately 211,000 shares per day over the three month period prior to the date of this report. If limited trading in our stock continues, the price of our common stock may be negatively affected and it may be difficult for investors to sell their shares in the public market at any given time.

Our capital raising activities will likely involve the issuance of common stock and securities exercisable for or convertible into common stock, which would dilute the ownership of our existing stockholders and could result in a decline in the trading price of our common stock. We will need to obtain substantial additional financing, in large part, through sales of our securities, including common stock, warrants and convertible debt securities, in order to fund our planned property acquisitions and development program. The issuance of such securities will result in the dilution of existing investors. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market prices of our common stock. These transactions may have a negative impact on the trading price of our common stock.

Sales of a substantial number of shares in the future may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

If our stockholders and new investors sell significant amounts of our stock, our stock price could drop. Even a perception by the market that the stockholders will sell in large amounts could place significant downward pressure on our stock price.

Our stock price and trading volume may be volatile, which could result in losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	Actual or anticipated quarterly variations in our operating results;
•	Changes in expectations as to our future financial performance or changes in financial estimates, if any;
•	Announcements relating to our business or the business of our competitors;
•	Conditions generally affecting the oil and natural gas industry;
•	The success of our operating strategy; and
•	The operating and stock performance of other comparable companies.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. If the market price of our common stock declines significantly, you may be unable to resell your shares of common stock at or above the price you acquired those shares. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.

There are risks associated with forward-looking statements made by us and actual results may differ.

 Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue”, or similar words. Statements that contain these words should be read carefully because they:

•	discuss our future expectations,
•	contain projections of our future results of operations or of our financial condition, and
•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations, and financial condition.

NASD sales practice requirements limit a stockholders' ability to buy and sell our stock.

The National Association of Securities Dealers, Inc. (“NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which has the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers are willing to make a market in our common stock, reducing a stockholders' ability to resell shares of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Each sale of unregistered securities made by Rancher Energy during the quarter ended September 30, 2006 and through the date of this Quarterly Report on Form 10-Q was reported on Form 8-K. Rancher Energy made no repurchases of its common stock during the quarter ended September 30, 2006.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

See “Explanatory Note” preceding “Item 1, Financial Statements” above.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Rancher Energy (1)

3.2	Bylaws of Rancher Energy.(1)

4.1	Specimen Stock Certificate.(1)

10.1	Employment Agreement dated June 1, 2006 between Rancher Energy and John Works.(2)

10.2	Broadview Dome Prospect Exploration & Development Agreement dated June 15, 2006 between Big Snowy Resources and Rancher Energy.(2)

10.3	Burke Ranch Unit Purchase & Participation Agreement dated February 6, 2006 between Hot Springs Resources, Ltd. and PIN Petroleum Partners, Ltd.(2)

10.4a	$500K Loan Agreement dated June 1, 2006 between Rancher Energy and Venture Capital First LLC.(3)

10.4b	$150K Loan Agreement dated June 1, 2006 between Rancher Energy and Enerex Capital Corp.(2)

10.5	Work Study Contract with NITEC LLC dated June 7, 2006 between Rancher Energy and NITEC LLC.(2)

10.6	PIN Petroleum Partners, Ltd. Assignment dated June 21, 2006 of an agreement between PIN Petroleum Partners, Ltd. and Hot Springs Resources, Ltd. dated February 6, 2006.(2)

10.8	PIN Petroleum Partners, Ltd. Assignment dated June 6, 2006 of rights under an Exploration & Development Agreement dated June 15, 2006 with Big Snowy Resources, Inc.(2)

10.9	Purchase & Sale Agreement dated August 10, 2006 between Rancher Energy and Wyoming Mineral Exploration, LLC relating to the Big Muddy field.(5)

10.10	Purchase & Sale Agreement dated October 11, 2006 between Rancher Energy and Nielsen & Associates relating to the South Glenrock B field and the Cole Creek South field.(6)

10.11	Employment Agreement dated October 2, 2006 between Rancher Energy and John Dobitz. (6)

10.12	Rancher Energy 2006 Stock Incentive Plan approved by the Board dated October 2, 2006. (6)

10.13	Lease agreement dated November 3, 2006 between Ranch Energy and Denver Place Associates Limited Partnership. (7)

10.14	Employment Agreement dated October 23, 2006 between Rancher Energy and Andrew Casazza. (8)

10.15	Finder’s Fee Agreement dated August 25, 2006 between Rancher Energy and Falcon Capital. (8)

14.1	Code of Ethics & Business Conduct.(4)

31	Certification by Chief Executive Officer & Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.(9)

32	Certification by Chief Executive Officer & Chief Financial Officer pursuant to 18 U.S. C. Section 1350.(9)
__________________

(1)	Included as an exhibit to Registration Statement No. 333-116307 on Form SB-2 filed by the registrant on June 7, 2005 and incorporated herein by reference.

(2)	Included as an exhibit to the registrant’s Form 10-K for the year ended March 31, 2006 filed on June 30, 2006 and incorporated herein by reference.

(3)	Included as an exhibit to Form 8-K filed by the registrant on June 9, 2006 and incorporated herein by reference.

(4)	Included as an exhibit to Form 10-KSB for the year ended March 31, 2005 filed by the registrant on July 8, 2005 and incorporated herein by reference.

(5)	Included as an exhibit to the registrant’s Form 10-Q/A for the quarter ended June 30, 2006 filed on August 28, 2006 and incorporated herein by reference.

(6)	Included as an exhibit to a Form 8-K filed by the registrant on October 6, 2006 and incorporated herein by reference.

(7)	Included as an exhibit to Form 8-K filed by the registrant on November 9, 2006 and incorporated herein by reference.

(8)	Included as an exhibit to Form 8-K filed by the registrant on November 14, 2006 and incorporated herein by reference.

(9)	Filed herewith.

Rancher Energy Corp.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Rancher Energy caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: November 14, 2006	RANCHER ENERGY CORP.

	By:	/s/ John Works
John Works, President, Principal Executive Officer,
Secretary, Treasurer, Principal Financial Officer,
and Principal Accounting Officer