Form 10-Q
period 2006-12-31
RANCHER ENERGY CORP.
filed 2007-02-14
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 000-51425

Rancher Energy Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999–18th Street, Suite 1740
Denver, Colorado 80202
(Address of principal executive offices)

(303) 629-1125
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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____    Accelerated filer ____    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of January 31, 2007, 95,045,090 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

Rancher Energy Corp.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Balance Sheets as of December 31, 2006 and March 31, 2006	3

	Statements of Operations for the Nine and Three Months ended December 31, 2006 and 2005, and for the Period from February 4, 2004 (Inception) through December 31, 2006	5

	Statement of Changes in Stockholders’ Equity for the Period from February 4, 2004 (Inception) through December 31, 2006	6

	Statements of Cash Flows for the Nine Months ended December 31, 2006 and 2005, and for the Period from February 4, 2004 (Inception) through December 31, 2006	7

	Notes to Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 6.	Exhibits	32

SIGNATURES		35

Part I. Financial Information

Item 1. Financial Statements
Rancher Energy Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2006	March 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$31,927,351	$46,081
Accounts receivable	292,596	-
Total current assets	32,219,947	46,081

Oil & gas properties (full cost method):
Unproved	47,616,734	-
Proved	4,716,540	-
Less: Accumulated depletion, depreciation and amortization	(33,000)	-
Net oil & gas properties	52,300,274	-

Other assets:
Other property, net of accumulated depreciation of $4,155	120,689	-
Other assets	42,826	476
Total other assets	163,515	476

Total assets	$84,683,736	$46,557

Rancher Energy Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2006	March 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Convertible notes payable	$8,112,862	$-
Accounts payable:
Trade	539,152	2,070
Purchase of oil & gas properties	500,000	-
Commissions on sales of common stock	1,784,032	-
Stock over-subscription payable	555,020	-
Asset retirement obligation	109,274	-
Total current liabilities	11,600,340	2,070

Long-term liabilities:
Asset retirement obligation	792,184	-

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 95,045,090 and 28,500,000 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	951	285
Additional paid-in capital	75,338,930	570,809
Accumulated deficit during the development stage	(3,048,669)	(526,607)
Total stockholders’ equity	72,291,212	44,487

Total liabilities and stockholders’ equity	$84,683,736	$46,557

Rancher Energy Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					February 4, 2004 (inception) through December 31, 2006

	Nine Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005

Revenues:
Oil & gas sales	$105,416	$-	$105,416	$-	$105,416

Operating expenses:
Production taxes	11,192	-	11,192	-	11,192
Lease operating expenses	73,725	-	73,725	-	73,725
Depreciation, depletion and amortization	37,155	160	37,155	54	37,155
Impairment	400,466	-	4,681	-	400,466
General and administrative	2,166,687	78,310	1,200,405	46,504	2,641,390
Exploration expense - mining	-	-	-	-	51,904
Total operating expenses	2,689,225	78,470	1,327,158	46,558	3,215,832

Loss from operations	(2,583,809)	(78,470)	(1,221,742)	(46,558)	(3,110,416)

Other income (expense):
Interest income	85,798	-	71,262	-	85,798
Interest expense	(33,000)	-	-	-	(33,000)
Other income	8,949	-	-	-	8,949
Total other income (expense)	61,747	-	71,262	-	61,747

Net loss	$(2,522,062)	$(78,470)	$(1,150,480)	$(46,558)	$(3,048,669)

Basic and diluted net loss per share	$(0.06)	$(0.00)	$(0.02)	$(0.00)

Basic and diluted weighted average shares outstanding	40,227,219	93,317,658	53,933,905	98,000,000

Rancher Energy Corp.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit during Development Stage	Total Stockholders’ Equity (Deficit)

Balance, February 4, 2004 (inception)	-	$-	$-	$-	$-

Stock issued for expenses and consulting services	70,000,000	700	374,300	-	375,000

Net loss	-	-	-	(375,000)	(375,000)

Balance, March 31, 2004	70,000,000	700	374,300	(375,000)	-

Net loss	-	-	-	(27,154)	(27,154)

Balance, March 31, 2005	70,000,000	700	374,300	(402,154)	(27,154)

Common stock issued for cash, net of offering costs of $3,906	28,000,000	280	195,814	-	196,094

Shares returned by founding stockholder	(69,500,000)	(695)	695	-	-

Net loss	-	-	-	(124,453)	(124,453)

Balance, March 31, 2006	28,500,000	285	570,809	(526,607)	44,487

Common stock issued for cash, net of offering costs of $529,749	17,075,221	171	8,106,967	-	8,107,138

Common stock issued on conversion of note payable	1,006,905	10	503,443	-	503,453

Common stock issued on exercise of stock options	1,000,000	10	-	-	10

Common stock issued for cash, net of offering costs of $41,212	1,522,454	15	720,001	-	720,016

Warrants issued in exchange for acquisition of oil & gas properties	-	-	616,140	-	616,140

Common stock issued for cash, net of offering costs of $5,109,474	45,940,510	460	63,800,831		63,801,291

Stock-based compensation	-	-	1,020,739	-	1,020,739

Net loss	-	-	-	(2,522,062)	(2,522,062)

Balance, December 31, 2006	95,045,090	$951	$75,338,930	$(3,048,669)	$72,291,212

Rancher Energy Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			February 4, 2004 (inception) through December 31, 2006

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,522,062)	$(78,470)	$(3,048,669)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation, depletion and amortization	37,155	160	37,569
Impairment	400,466	-	400,466
Stock-based compensation expense	1,020,739	-	1,383,835
Interest expense from convertible note beneficial conversion	30,000	-	30,000
Interest expense on debt converted to equity	3,453	-	3,453
Other	-	-	11,904
Changes in operating assets and liabilities:
Accounts receivable	(94,727)	-	(94,727)
Other assets	(42,352)	-	(42,352)
Accounts payable	382,260	(457)	384,330
Net cash used for operating activities	(785,068)	(78,767)	(934,191)

Cash flows from investing activities:
Acquisition of South Cole Creek and South Glenrock B Fields	(47,115,437)	-	(47,115,437)
Pre-acquisition costs of Big Muddy Field	(3,110,507)	-	(3,110,507)
Capital expenditures for oil & gas properties	(533,245)	-	(533,245)
Increase in other assets	(124,843)	-	(125,733)
Net cash used for investing activities	(50,884,032)	-	(50,884,922)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	8,112,862	-	8,112,862
Proceeds from notes payable converted to common stock	500,000	-	500,000
Proceeds from shareholder loans	-	-	30,000
Payment of shareholder loans	-	(30,000)	(30,000)
Proceeds from sale of common stock and warrants	74,382,488	196,094	74,578,582
Proceeds from sale of common stock and warrants - over - subscription	555,020	-	555,020
Net cash provided by financing activities	83,550,370	166,094	83,746,464

Increase in cash and cash equivalents	31,881,270	87,327	31,927,351
Cash and cash equivalents, beginning of period	46,081	4,060	-
Cash and cash equivalents, end of period	$31,927,351	$91,387	$31,927,351

Rancher Energy Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			February 4, 2004 (inception) through December 31, 2006

	Nine Months Ended December 31,
	2006	2005
Non-cash investing and financing activities:
Payables for purchase of oil & gas properties	$500,000	$-		$500,000
Asset retirement asset and obligation	$901,458	$-		$901,458
Value of warrants issued in connection with acquisition of South Cole Creek and South Glenrock B Fields	$616,140	$-	$	`616,140
Common stock and warrants issued on conversion of notes payable	$503,453	$-		$503,453

Rancher Energy Corp.
(A Development Stage Company)
Notes to Financial Statements

Note 1—Organization and Summary of Significant Accounting Policies

Organization

Rancher Energy Corp. (“Rancher Energy” or the “Company”) was incorporated in Nevada on February 4, 2004. The Company acquires, explores for, develops and produces oil and natural gas, concentrating on applying secondary and tertiary recovery technology to older, historically productive fields in North America.

Basis of Presentation

The accompanying unaudited financial statements include, in management’s opinion, all adjustments, consisting of only normal recurring adjustments, necessary for fair presentation. The financial statements should be read in conjunction with financial statements included in the Company’s March 31, 2006 Form 10-K. The accompanying financial statements are interim financial statements prepared in accordance with accounting principles generally accepted in the United States.

Share-Based Payment

Effective April 1, 2006, Rancher Energy adopted Statement of Financial Accounting Standard 123(R) Share-Based Payment using the modified prospective transition method. In addition, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 Share-Based Payment in March, 2005, which provides supplemental application guidance on Statement 123(R) based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the nine months ended December 31, 2006, includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (ii) compensation cost for all share-based payments granted beginning April 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of Statement 123(R) resulted in stock compensation expense for the nine and three months ended December 31, 2006 of $1,020,739 and $491,364, respectively. Rancher Energy did not recognize a tax benefit from the stock compensation expense because it considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, the stock price at the valuation date, the expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon recent actual historical stock price movements. For the options granted to the Company’s Chief Executive Officer, the stock price at the valuation date was calculated using an estimated stock price that would result in a combined value of the share value and warrant value approximating the Unit price at that date. In calculating the warrant value, it was assumed that all warrants would have a one year option term.

Prior to the adoption of SFAS 123(R), Rancher Energy reflected tax benefits of deductions resulting from the exercise of stock options as operating activities in the statements of cash flows. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of Rancher Energy’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing Rancher Energy’s net operating loss carry forwards. Accordingly, because Rancher Energy is not able to realize these excess tax benefits, such benefits have not been recognized in the statements of cash flows for the three and nine months ended December 31, 2006.

Stock Options for the Nine Months Ended December 31, 2006

The following table summarizes stock option activity for the nine months ended December 31, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Total Intrinsic Value
Outstanding, April 1, 2006	—
Granted	6,325,000	$0.73000	3.35
Exercised	(1,000,000)	0.00001	2.75
Outstanding, December 31, 2006	5,325,000	0.86000	3.51	$13,405,000

Exercisable, December 31, 2006	687,500	0.48000	3.11	$1,996,000

Of the options granted to acquire 6,325,000 shares of common stock, 4,000,000 were issued to the Company’s Chief Executive Officer. The remaining options granted of 2,325,000 were issued to certain employees under the Rancher Energy Corp. 2006 Stock Incentive Plan (the “Plan”). The Plan has been approved by the Company’s Board of Directors, and will be submitted for approval by shareholders at the next meeting of shareholders.

On December 21, 2006, all option holders entered into an agreement whereby they are precluded from exercising any options until the Company amends its Articles of Incorporation to increase its authorized shares of common stock.

The total intrinsic value, calculated as the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine and three months ended December 31, 2006 was approximately $1,450,00 and $0, respectively. Rancher Energy received $10 from stock options exercised during the nine months ended December 31, 2006. Rancher Energy did not realize any tax deductions related to the exercise of stock options during the nine months.

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2006 was approximately $3,224,421, which Rancher Energy expects to recognize over 2.75 years.

The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility	76.00%
Expected option term - Chief Executive Officer	1 year
Expected option term - All Others	5 years
Risk-free interest rate	4.34% to 5.22%
Expected dividend yield	0.00%

Stock Options for the Nine Months Ended December 31, 2005

For the nine months ended December 31, 2005, Rancher Energy did not issue any stock options and, consequently, there was no pro forma effect on the financial statements for the nine months ended December 31, 2005.

Subsequent Event

Subsequent to December 31, 2006, one employee was granted stock options with a five year term to purchase 1,000,000 shares at an exercise price of $3.19 per share. The exercise price of the option was the closing stock price on the date of the grant. The first options under this grant vest on January 15, 2008. Exercise of the options is subject to approval by the Company’s shareholders of the Plan and the increase in the number of authorized shares.

Net Loss per Share

Net loss per share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments, such as convertible notes payable, stock options and warrants, are not considered in the calculation of net loss per share as their inclusion would be anti-dilutive.

 Note 2—Property Acquisitions

Cole Creek South Field and South Glenrock B Field Acquisitions

On December 22, 2006, the Company purchased certain oil & gas properties for $46,670,000, before adjustments for the period from the effective date to the closing date, and closing costs. The oil & gas properties consisted of (i) a 100% working interest (79.31% net revenue interest) in the Cole Creek South Field, consisting of approximately 2,080 acres in Wyoming’s Powder River Basin; and (ii) a 93.73% working interest (74.08% net revenue interest) in the South Glenrock B Field, consisting of approximately 7,070 acres in Wyoming’s Powder River Basin.

The total adjusted purchase price was allocated as follows:

Acquisition costs:
Cash consideration	$46,907,257
Direct acquisition costs	165,132
Estimated fair value of warrants to purchase common stock	616,140
Total	$47,688,529

Allocation of acquisition costs:
Oil & gas properties:
Unproved	$43,873,447
Proved	4,716,540
Asset retirement obligation	(901,458)
Total	$47,688,529

In partial consideration for an extension of the closing date, the Company issued the seller of the oil & gas properties warrants to acquire 250,000 shares of its common stock for $1.50 per share for a period of five years. The estimated fair value of the warrants to purchase common stock was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility	76.00%
Expected option term	5 years

Risk-free interest rate	4.51%
Expected dividend yield	0.00%

Pro Forma Results of Operations

The following table reflects the pro forma results of operations for the nine and three months ended December 31, 2006 and 2005, as though the acquisitions had occurred on April 1, 2005. The pro forma amounts include certain adjustments, including recognition of depreciation, depletion and amortization based on the allocated purchase price.

The pro forma results do not necessarily reflect the actual results that would have occurred had the acquisitions been combined during the periods presented, nor does it necessarily indicate the future results of the Company and the acquisitions.

	Nine Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005

Revenue	$4,500,447	$3,713,964	$1,100,169	$1,508,886
Net income (loss)	(2,120,242)	864,103	(1,213,914)	324,382
Net income (loss) per basic and diluted share	(0.03)	0.01	(0.01)	0.00

Big Muddy Field Acquisition

On January 4, 2007, Rancher Energy acquired the Big Muddy Field, consisting of approximately 8,500 acres located in the Powder River Basin east of Casper, Wyoming. The total purchase price was $25,000,000, and closing costs were approximately $600,000. While the Big Muddy Field was discovered in 1916, future profitable operations are dependent on the application of tertiary recovery techniques requiring significant amounts of carbon dioxide (CO2).

Carbon Dioxide Product Sale and Purchase Contract

On December 15, 2006, Rancher Energy entered into a Product Sale and Purchase Contract (the “Agreement”) with Anadarko Petroleum Corporation (“Anadarko”) for the purchase of CO2 (meeting certain quality specifications identified in the agreement) from Anadarko. Rancher Energy intends to use the CO2 for its enhanced oil recovery (EOR) projects in the Cole Creek South, South Glenrock B, and Big Muddy Fields.

The primary term of the Agreement commences upon the earlier of January 1, 2008, or the date of the first CO2 delivery, and terminates upon the earlier of the day on which the Company has taken and paid for the Total Contract Quantity, as defined, or 10 years from the commencement date. The Company has the right to terminate the Agreement at any time with notice to Anadarko, subject to a termination payment as specified in the Agreement.

During the primary term, Anadarko is obligated to deliver a total quantity of 146 billion cubic feet (Bcf) of CO2. Within the primary term, Anadarko is obligated to deliver a minimum of 25 million cubic feet (MMcf) per day, and a maximum of 40 MMcf per day of EOR-quality CO2 (14.6 Bcf per year).

For CO2 deliveries, which are subject to a “take-or-pay” provision, the Company has agreed to pay $1.50 per thousand cubic feet, to be adjusted by a factor that is indexed to the price of Wyoming sweet oil. From oil that is produced by CO2 injection, the Company also agreed to convey to Anadarko an overriding royalty interest that increases over time, not to exceed 5%.

Prior to delivering CO2 to the Company, Anadarko has the right to satisfy its own needs, and may also deliver CO2 to parties other than the Company. In the event the CO2 does not meet certain quality specifications, the Company has the right to refuse delivery of such CO2.

Note 3 — Impairment

For the six months ended September 30, 2006, the net carrying value of the Company’s oil & gas properties exceeded the ceiling limitation. Consequently, the Company reflected impairment of $395,785. For the three months ended December 31, 2006, the Company reflected additional impairment of $4,681.

Note 4—Convertible Notes Payable

Venture Capital First LLC

On June 9, 2006, Rancher Energy borrowed $500,000 from Venture Capital First LLC (”Venture Capital”). Principal and interest at an annual rate of 6% were due December 9, 2006. The agreement provided that Venture Capital had the option to convert all or a portion of the loan into common stock and warrants to purchase common stock, either (i) at the closing price of Rancher Energy’s shares on the day preceding notice from Venture Capital of its intent to convert all or a portion of the loan into common stock or, (ii) in the event Rancher Energy conducted an offering of common stock, or units consisting of common stock and warrants to purchase stock, at the price of such shares or units in the offering.

On July 19, 2006, Venture Capital elected to convert its entire loan and accrued interest into 1,006,905 shares of common stock and warrants to purchase 1,006,905 shares of common stock at a price of $0.50 per unit, the price per unit in the offering discussed in Note 5 below. The warrants were exercisable over a two-year period, at a price of $0.75 per share for the first year, and $1.00 per share for the second year. On December 21, 2006, the warrant holder agreed not to exercise its right to acquire shares of common stock until the Company receives shareholder approval to increase the number of authorized shares, and the exercise price of $0.75 per share was extended by the Company through the second year.

Private Placement

Prior to December 31, 2006, the Company received $8,112,862 from investors. Between January 4, 2007 and January 24, 2007, those investors received convertible notes payable. The notes accrue interest at an annual rate of 12% beginning 120 days after issuance, which is the maturity date, if not converted or paid before that date. Upon shareholder approval of an amendment to the Articles of Incorporation to increase the authorized shares of the Company’s common stock, the notes will be automatically converted into shares of common stock. The number of shares will be an amount equal to the face amount of the notes divided by $1.50 per share, the price that shares were simultaneously sold in a private placement as discussed below.

Subsequent event

Subsequent to December 31, 2006, the Company received $2,381,651 from investors in exchange for convertible notes payable. Terms and conditions are the same as those disclosed in the “Private Placement” in the immediately preceding paragraph.

Note 5—Sale of Common Stock and Warrants

June 30 to September 30, 2006

For the period from June 30, 2006 through September 30, 2006, Rancher Energy sold 16,683,544 Units for $0.50 per Unit, totaling gross proceeds of $8,341,772, pursuant to the exemption from registration of securities under the Securities Act of 1933 as provided by Regulation S. Each Unit consisted of one share of common stock and a warrant to purchase one additional share of common stock.

For 8,850,000 Units, Rancher Energy paid no underwriting commissions. For 7,833,544 Units, Rancher Energy paid a cash commission of $195,839, equal to 5% of the proceeds from the units, and a stock-based commission of 391,677 shares of common stock, equal to 5% of the number of Units sold. The sum of the shares sold and the commission shares aggregated 17,075,221. All warrants were originally exercisable for a period of two years from the date of issuance. During the first year, the exercise price was $0.75 per share; during the second year, the exercise price was $1.00 per share. The warrants are redeemable by Rancher Energy for no consideration upon 30 days prior notice. A portion of  these warrants were modified as discussed below.

October 2006

In October 2006, Rancher Energy sold 1,449,956 Units for $0.50 per Unit, totaling gross proceeds of $724,978. The Company paid a cash commission of $36,249, equal to 5% of the gross proceeds, and a stock-based commission of 72,498 shares of common stock, equal to 5% of the number of Units sold. The sum of the shares sold and the commission shares aggregated 1,522,454. These Units were issued on the same terms and conditions as the Units described in the two immediately preceding paragraphs above. A portion of  these warrants were modified as discussed below.

Warrant Modification

On December 21, 2006, holders of 13,192,000 warrants issued in a private placement from June through October 2006 agreed not to exercise their right to acquire shares of common stock until the Company receives shareholder approval to increase the number of authorized shares, and the exercise price of $0.75 per share was extended by the Company through the second year. Terms for the remaining 4,941,500 warrants were unchanged.

December 2006

On December 21, 2006, the Company entered into a Securities Purchase Agreement with investors in a private placement pursuant to which the Company sold Units consisting of one share of common stock and a warrant to purchase one additional share of common stock for $1.50 per Unit. In December 2006, the Company issued 40,694,335 Units in exchange for gross proceeds of $61,041,502. Prior to December 31, 2006, the Company also received $7,869,263 from investors. Between January 4, 2007 and January 24, 2007, those monies were exchanged for 5,246,175 Units for $1.50 per Unit. Total proceeds from the December 2006 transactions of $68,910,765 were reduced by offering costs of $5,109,474, resulting in net proceeds of $63,801,291.

The warrants are exercisable for five years at a price of $1.50 per share, which period will begin at such time as the Company amends its Articles of  Incorporation to increase its authorized shares of common stock. The Company has agreed to promptly call a meeting of its stockholders to approve the increase. The Company will be required to make payments to the investors if approval is not obtained.

In connection with the private placement, the Company also entered into a Registration Rights Agreement with the investors in which the Company agreed to register for resale the shares of common stock issued in the private placement as well as the shares underlying the warrants and convertible notes issued in the private placement. There are penalties in the Securities Purchase Agreement and Registration Rights Agreement relating to these registration provisions and other obligations which, if triggered, could result in substantial amounts to be due to the investors.

Placement Agent Warrants

In connection with the offering of common stock and convertible notes payable, the Company agreed to pay commissions to three placement agents aggregating $2,279,032 and warrants to purchase 2,488,919 shares of the Company’s common stock. At December 31, 2006, cash of $495,000 had been paid, and the remaining obligation of $1,784,032 is reflected on the balance sheet as commissions on  sales of common stock.

Stock Over-Subscription Payable

As of December 31, 2006, Rancher Energy received funds of $555,020 that were in excess of the allowable placement; accordingly, the Company will return to the investors the funds that are reflected in the balance sheet as stock over-subscription payable.

Registration and Other Payment Arrangements

In connection with the sale of certain Units discussed above, the Company has entered into agreements that may require the transfer of consideration under registration and other payment arrangements. In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, as of the date of inception of the agreements, the Company does not believe that the transfer of consideration is probable and, consequently, the Company has not recorded a contingent liability for these arrangements. The following table provides disclosures with respect to the registration payment arrangements and other payment arrangements included in the Securities Purchase Agreement (SPA), the Registration Rights Agreement (RRA) and the Convertible Notes (Notes). The table is intended to be only a summary, does not purport to be a complete description of the registration payment arrangements or other payment arrangements in the SPA, RRA or Notes, and is qualified in its entirety by reference to the SPA and form of RRA, attached as Exhibits 10.1 and 4.2, respectively, to the Current Report on Form 8-K filed by the Company with the SEC on December 27, 2006, and the form of Note attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 8, 2007. Additionally, capitalized terms not otherwise defined in the table shall have the meanings set forth in the SPA, RRA and Notes, as applicable. The Closing Date was December 21, 2006.

Document	Topic	Summary
SPA	Listing of Shares
The Company is obligated to use its best efforts to cause its common stock, including all Registrable Securities to be approved for listing or quotation (the “Listing”) on any Approved Market as promptly as practicable, but in no event later than one (1) year after the Closing Date (the “Required Listing Date”). If the Company meets the applicable listing requirements of an Approved Market and the Listing has not occurred on or prior to the Required Listing Date (a “Listing Failure”), then, the Company is required pay to each holder of Registrable Securities an amount in cash equal to 0.25% of the aggregate purchase price of such investor's Registrable Securities on each of the following dates: the day of the Listing Failure and on every 30th day (pro rated for periods totaling less than 30 days) thereafter until such Listing Failure is cured; provided that in no event shall the aggregate payments for all Listing Failures exceed 24% of the purchase price paid by such holder of Registrable Securities.

SPA	Stockholder Approval of Increased Authorized Shares
If, prior to 60 days following the Closing Date (or 120 days after the Closing Date if the SEC reviews the proxy statement relating to the meeting for such Stockholder Approval), Stockholder Approval is not obtained, then on such day and on each 30th day (pro rated for periods less than 30 days) thereafter until Stockholder Approval is received, the Company is required to pay each holder an amount equal to 2.0% of the aggregate purchase price.

This amount is payable, with certain qualifications, in shares of cash, common stock or notes as the case may be.

RRA	Filing of Initial Registration Statement
If, on or before the 75th day after the Closing Date, the Company has not filed the Initial Registration Statement (covering the Initial Registrable Securities), then on such day and every 30th day thereafter until such filing is made, the Company must pay to each holder of Registrable Securities relating to the Initial Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in the Initial Registration Statement.

This amount is payable, with certain qualifications, in shares of common stock, cash or notes as the case may be. In the event the Company fails to make these payments in a timely manner, the payments shall bear interest at a rate of 1.5% per month until paid in full, provided that all of the payments described in this table required by the RRA (unless payable pursuant to events within the Company’s control) in the aggregate may not exceed 24% of the aggregate purchase price.

RRA	Filing Additional Registration Statement
Stockholder Approval Received; No Cutback Shares:
If, within 5 days after Stockholder Approval is received (and assuming such Stockholder Approval was not received 75 days after the Closing Date and no Cutback Shares are required to be included in an Additional Registration Statement (covering the Additional Registrable Securities)), the Company has not filed an Additional Registration Statement, then on such day and every 30th day thereafter until such filing is made, the Company must pay to each holder of Registrable Securities relating to such Additional Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in such Additional Registration Statement.

Cutback Shares: If, within 6 months from the 75th day following the Closing Date (and assuming Cutback Shares are involved, regardless of Stockholder Approval), the Company has not filed an Additional Registration Statement, then on such day and every 30th day thereafter until such filing is made, the Company must pay to each holder of Registrable Securities relating to such Additional Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in such Additional Registration Statement

This amount is payable, with certain qualifications, in shares of cash, common stock or notes as the case may be. In the event the Company fails to make these payments in a timely manner, the payments shall bear interest at a rate of 1.5% per month until paid in full, provided that all of the payments described in this table required by the RRA (unless payable pursuant to events within the Company’s control) in the aggregate may not exceed 24% of the aggregate purchase price.

Document	Topic	Summary
RRA	Effectiveness of Initial Registration Statement
If (A) on or before the 5th day after the Company learns that the SEC will not review the Initial Registration Statement or that the SEC has no further comments on the Initial Registration Statement, or (B) on or before the 120th day after the Closing Date (150 days in the event of a full review), the SEC does not declare the Initial Registration Statement, then on such day and every 30th day thereafter until such declaration is made, the Company must pay to each holder of Registrable Securities relating to the Initial Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in the Initial Registration Statement.

This amount is payable, with certain qualifications, in shares of cash, common stock or notes as the case may be. In the event the Company fails to make these payments in a timely manner, the payments shall bear interest at a rate of 1.5% per month until paid in full, provided that all of the payments described in this table required by the RRA (unless payable pursuant to events within the Company’s control) in the aggregate may not exceed 24% of the aggregate purchase price.

RRA	Effectiveness of Additional Registration Statement
If (A) on or before the 5th day after the Company learns that the SEC will not review an Additional Registration Statement or that the SEC has no further comments on an Additional Registration Statement, or (B) on or before the 120th day after the Closing Date (150 days in the event of a full review), the SEC does not declare the Additional Registration Statement, then on such date and every 30th day thereafter until such declaration is made, the Company must pay to each holder of Registrable Securities relating to the Additional Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in the Additional Registration Statement.

This amount is payable, with certain qualifications, in shares of cash, common stock or notes as the case may be. In the event the Company fails to make these payments in a timely manner, the payments shall bear interest at a rate of 1.5% per month until paid in full, provided that all of the payments described in this table required by the RRA (unless payable pursuant to events within the Company’s control) in the aggregate may not exceed 24% of the aggregate purchase price.

Document	Topic	Summary
RRA	Maintenance of Registration Statements
If, on any day after the date the SEC declares an applicable Registration Statement effective, sales of all of the Registrable Securities required to be included on such Registration Statement cannot be made (e.g., failure to keep Registration Statement effective, failure to maintain listing, etc., as more fully described in §2.g.(a)), then on such day and on every 30th day thereafter until such sales are allowed, the Company must pay to each holder of Registrable Securities relating to such Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in such Registration Statement.

This amount is payable, with certain qualifications, in shares of cash, common stock or notes as the case may be. In the event the Company fails to make these payments in a timely manner, the payments shall bear interest at a rate of 1.5% per month until paid in full, provided that all of the payments described in this table required by the RRA (unless payable pursuant to events within the Company’s control) in the aggregate may not exceed 24% of the aggregate purchase price.

RRA	Cutback Shares
If, on or before the 6-month anniversary of the Closing Date, all of the Cutback Shares, if any, have not been registered on a registration statement which the SEC has declared effective, then on such day and on every 30th day thereafter until such declaration is made, the Company must pay to each holder of Cutback Shares relating to such registration statement an amount equal to 0.50% of the aggregate purchase price of such investor’s Cutback Shares included in such registration statement.

This amount is payable, with certain qualifications, in shares of cash, common stock or notes as the case may be. In the event the Company fails to make these payments in a timely manner, the payments shall bear interest at a rate of 1.5% per month until paid in full, provided that all of the payments described in this table required by the RRA (unless payable pursuant to events within the Company’s control) in the aggregate may not exceed 24% of the aggregate purchase price.

Note	Redemption Right upon Triggering Event
If a Trigger Event (e.g., Registration Statement not declared effective, suspension from trading, insolvency, etc., as more fully described in the Note) occurs, a holder may redeem all or any portion of the Note at a price equal to the sum of (A) the portion of the principal to be converted, redeemed or otherwise, (B) accrued and unpaid interest, if any, and (C) accrued and unpaid late charges, if any.

Note	Redemption Right upon Change of Control
Within 20 days after receiving notice from the Company of a change of control (which notice shall be provided no sooner than 15 days nor later than 10 days prior to the consummation of a change of control), the holder may redeem the Note at a redemption price as more fully described in §5(b) of the Note.

Note	Late Charge	The Company must pay a 12% per annum late charge on any amount of principal or other amounts due under the transaction documents which is not paid when due.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Organization

Rancher Energy is an independent energy company which explores for and plans to develop, produce, and market oil & gas in North America. Prior to April 2006, Rancher Energy, formerly known as Metalex Resources, Inc. (“Metalex”), was engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006, shareholders voted to change the name to Rancher Energy Corp. Since April 2006, Rancher Energy has employed a new Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President, Engineering, and is actively pursuing oil & gas prospects in the Rocky Mountain region.

Oil & Gas Properties Acquisitions

The following is a summary of two acquisitions recently completed by Rancher Energy:

Cole Creek South Field and South Glenrock B Field Acquisitions

On December 22, 2006, the Company purchased certain oil & gas properties for $46,670,000, before adjustments for the period from the effective date to the closing date, and closing costs. The oil & gas properties consisted of (i) a 100% working interest (79.31% net revenue interest) in the Cole Creek South Field, consisting of approximately 2,080 acres in Wyoming’s Powder River Basin; and (ii) a 93.73% working interest (74.08% net revenue interest) in the South Glenrock B Field, consisting of approximately 7,070 acres in Wyoming’s Powder River Basin.

The total adjusted purchase price was allocated as follows:

Acquisition costs:
Cash consideration	$46,907,257
Direct acquisition costs	165,132
Estimated fair value of warrants to purchase common stock	616,140
Total	$47,688,529

Allocation of acquisition costs:
Oil & gas properties:
Unproved	$43,873,447
Proved	4,716,540
Asset retirement obligation	(901,458)
Total	$47,688,529

The Cole Creek South Field is located in Converse County, Wyoming approximately six miles northwest of the town of Glenrock. The field was discovered in 1948 by the Phillips Petroleum Company. According to the Wyoming Oil & Gas Conservation Commission, the Cole Creek South Field has approximately 54 million barrels of original oil in place (OOIP). Current gross production from the Cole Creek South Field is approximately 80 barrels of oil per day (BOPD) of primarily 35 degree sweet crude oil.

The South Glenrock B Field is also located in Converse County, Wyoming. The field was discovered in 1950 by Conoco, Inc., and has approximately 200 million barrels of OOIP that can be imputed from publicly available information. Bisected by Interstate 25, the field produces from the Dakota and Muddy sandstone reservoirs that are draped over a structural nose with 1,600 feet of relief. Production is maintained by secondary recovery efforts that were initiated in 1961. Current gross production from the South Glenrock B Field is approximately 210 BOPD of primarily 35 degree sweet crude oil.

Big Muddy Field Acquisition

On January 4, 2007, Rancher Energy acquired the Big Muddy Field, consisting of approximately 8,500 acres located in the Powder River Basin east of Casper, Wyoming. The total purchase price was $25,000,000, and closing costs were approximately $600,000. While the Big Muddy Field was discovered in 1916, future profitable operations are dependent on the application of tertiary recovery techniques requiring significant amounts of CO2.

Water flooding was initiated in the Wall Creek Formation in 1953 and later expanded to the Dakota and Lakota formations.  Over 800 completions have occurred in the field.  At the current time, only a few wells are active.  The current production is approximately 20 BOPD of primarily 38 degree sweet crude oil.

Commitments

On December 15, 2006, Rancher Energy entered into a Product Sale and Purchase Contract (the “Agreement”) with Anadarko Petroleum Corporation (“Anadarko”) for the purchase of  CO2  (meeting certain quality specifications identified in the Agreement) from Anadarko. Rancher Energy intends to use the CO2 for its EOR projects in the Cole Creek South, South Glenrock B, and Big Muddy Fields.

The primary term of the Agreement commences upon the earlier of January 1, 2008, or the date of the first CO2 delivery, and terminates upon the earlier of the day on which the Company has taken and paid for the Total Contract Quantity, as defined, or 10 years from the commencement date. The Company has the right to terminate the agreement at any time with notice to Anadarko, subject to a termination payment as specified in the Agreement.

During the primary term, Anadarko is obligated to deliver a total quantity of 146 Bcf of CO2. Within the primary term, Anadarko is obligated to deliver a minimum of 25 MMcf per day, and a maximum of 40 MMcf per day of EOR-quality CO2 (14.6 Bcf per year).

For CO2 deliveries, which are subject to a “take-or-pay” provision, the Company has agreed to pay $1.50 per thousand cubic feet, to be adjusted by a factor that is indexed to the price of Wyoming sweet oil. From oil that is produced by CO2 injection, the Company also agreed to convey to Anadarko an overriding royalty interest that increases over time, not to exceed 5%.

Prior to delivering CO2 to the Company, Anadarko has the right to satisfy its own needs, and may also deliver CO2 to parties other than the Company. In the event the CO2 does not meet certain quality specifications, the Company has the right to refuse delivery of such CO2.

Outlook for the Coming Year

The following summarizes Rancher Energy’s goals and objectives for the next twelve months:

•
Prepare and have declared effective a registration statement to register for resale by security holders of the Company the common stock and common stock that may be acquired upon exercise of warrants or conversion of notes payable that have been or will be issued;

•	Borrow funds to implement its development plans;
•	Expand Rancher Energy’s operating capabilities; and
•	Pursue additional asset and project opportunities that are expected to be accretive to shareholder value.

Results of Operations

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

For the nine months ended December 31, 2006, Rancher Energy reported a net loss of $2,522,000, compared to a net loss of $78,000 for the corresponding nine months of 2005. Included in the net loss of $2,522,000 is impairment of $400,000 that resulted from the net book value of oil & gas properties exceeding the cost center ceiling, primarily during the second quarter of 2006. In addition, general and administrative expenses have increased in connection with the expansion of the Company’s oil & gas operations. Included in general and administrative expenses is a charge of $1,021,000 for stock-based compensation expense related to options granted to four employees.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

For the three months ended December 31, 2006, Rancher Energy reported a net loss of $1,150,000, compared to a net loss of $47,000 for the corresponding three months of 2005. General and administrative expenses have increased in connection with the expansion of the Company’s oil & gas operations. Included in general and administrative expenses is a charge of $491,000 for stock-based compensation expense related to options granted to four employees.

Liquidity and Capital Resources

As of December 31, 2006, Rancher Energy had working capital of $20,619,607. Excluding the convertible notes payable of $8,112,862, which may be converted during the fourth quarter of fiscal 2007, working capital would have been $28,732,469. Of the cash on hand at December 31, 2006, $22,561,931 was used to close the Big Muddy Field acquisition on January 4, 2007.

Rancher Energy’s primary source of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions), is its access to debt and equity debt markets. The debt and equity markets, public and private, retail and institutional, have been its principal source of capital used to finance a significant amount of growth, including acquisitions.

The following is a summary of debt and equity transactions completed during fiscal 2007:

Convertible Debt Transactions

Venture Capital First LLC

On June 9, 2006, Rancher Energy borrowed $500,000 from Venture Capital First LLC (“Venture Capital”). Principal and interest at an annual rate of 6% were due December 9, 2006. The agreement provided that Venture Capital had the option to convert all or a portion of the loan into common stock and warrants to purchase common stock, either (i) at the closing price of Rancher Energy’s shares on the day preceding notice from Venture Capital of its intent to convert all or a portion of the loan into common stock or, (ii) in the event Rancher Energy conducted an offering of common stock, or units consisting of common stock and warrants to purchase stock, at the price of such shares or units in the offering.

On July 19, 2006, Venture Capital elected to convert its entire loan and accrued interest into 1,006,905 shares of common stock and warrants to purchase 1,006,905 shares of common stock at a price of $0.50 per unit, the price per unit in the offering discussed in Equity Transactions below. The warrants are exercisable over a two-year period, at a price of $0.75 per share for the first year, and $1.00 per share for the second year. On December 21, 2006, the warrant holder agreed not to exercise its right to acquire shares of common stock until the Company receives shareholder approval to increase the number of authorized shares and the exercise price of $0.75 per share was extended by the Company through the second year.

Private Placement

Prior to December 31, 2006, the Company received $8,112,862 from investors. Between January 4, 2007 and January 24, 2007 those investors received convertible notes payable. The notes accrue interest at an annual rate of 12% beginning 120 days after issuance, which is the maturity date, if not converted or paid before that date. Upon shareholder approval of an amendment to the Articles of Incorporation to increase the authorized shares of the Company’s common stock, the notes will be automatically converted into shares of common stock. The number of shares will be an amount equal to the face amount of the notes divided by $1.50 per share, the price that shares were simultaneously sold in a private placement as discussed below.

Subsequent event

Subsequent to December 31, 2006, the Company received $2,381,651 from investors in exchange for convertible notes payable. Terms and conditions are the same as those disclosed in the “Private Placement” in the immediately preceding paragraph.

Equity Transactions

June 30 to September 30, 2006

For the period from June 30, 2006 through September 30, 2006, Rancher Energy sold 16,683,544 Units for $0.50 per Unit, totaling gross proceeds of $8,341,772, pursuant to the exemption from registration of securities under the Securities Act of 1933 as provided by Regulation S. Each Unit consisted of one share of common stock and a warrant to purchase one additional share of common stock.

For 8,850,000 Units, Rancher Energy paid no underwriting commissions. For 7,833,544 Units, Rancher Energy paid a cash commission of $195,839, equal to 5% of the proceeds from the units, and a stock-based commission of 391,677 shares of common stock, equal to 5% of the number of Units sold. The sum of the shares sold and the commission shares aggregated 17,075,221. All warrants were originally exercisable for a period of two years from the date of issuance. During the first year, the exercise price was $0.75 per share; during the second year, the exercise price was $1.00 per share. The warrants are redeemable by Rancher Energy for no consideration upon 30 days prior notice. A portion of  these warrants were modified as discussed below.

October 2006

In October 2006, Rancher Energy sold 1,449,956 Units for $0.50 per Unit, totaling gross proceeds of $724,978. The Company paid a cash commission of $36,249, equal to 5% of the gross proceeds, and a stock-based commission of 72,498 shares of common stock, equal to 5% of the number of Units sold. The sum of the shares sold and the commission shares aggregated 1,522,454. These Units were issued on the same terms and conditions as the Units described in the two immediately preceding paragraphs above. A portion of  these warrants were modified as discussed below.

Warrant Modification

On December 21, 2006, holders of 13,192,000 warrants issued in a private placement from June through October 2006 agreed not to exercise their right to acquire shares of common stock until the Company receives shareholder approval to increase the number of authorized shares, and the exercise price of $0.75 per share was extended by the Company through the second year. Terms for the remaining 4,941,500 warrants were unchanged.

December 2006

On December 21, 2006, the Company entered into a Securities Purchase Agreement with investors in a private placement pursuant to which the Company sold Units consisting of one share of common stock and a warrant to purchase one additional share of common stock for $1.50 per Unit. In December 2006, the Company issued 40,694,335 Units in exchange for gross proceeds of $61,041,502. Prior to December 31, 2006, the Company also received $7,869,263 from investors. Between January 4, 2007 and January 24, 2007, those monies were exchanged for 5,246,175 Units for $1.50 per Unit. Total proceeds from the December 2006 transactions of $68,910,765 were reduced by offering costs of $5,109,474, resulting in net proceeds of $63,801,291.

The warrants are exercisable for five years at a price of $1.50 per share, which period will begin at such time as the Company amends its Articles of  Incorporation to increase its authorized shares of common stock. The Company has agreed to promptly call a meeting of its stockholders to approve the increase. The Company will be required to make payments to the investors if timely approval is not obtained.

In connection with the private placement, the Company also entered into a Registration Rights Agreement with the investors in which the Company agreed to register for resale the shares of common stock issued in the private placement as well as the shares underlying the warrants and convertible notes issued in the private placement. There are penalties in the Securities Purchase Agreement and Registration Rights Agreement relating to these registration provisions and other obligations, as described in Note 5 to Notes to Financial Statements included in Item 1 which, if triggered, could result in substantial amounts to be due to the investors.

Cash Flows

The following is a summary of Rancher Energy’s comparative cash flows:

	For the Nine Months Ended December 31,
	2006	2005
Cash flows from:
Operating activities	$(785,068)	$(78,767)
Investing activities	(50,884,032)	-
Financing activities	83,550,370	166,094

Cash flows used for operating activities increased primarily as a result of general and administrative expenses incurred in connection with the expansion of the Company’s oil & gas operations.

Cash flows used for investing activities increased primarily as a result of expending $47,115,437 in connection with the acquisition of the Cole Creek South and Glenrock B fields, and $3,110,507 in connection with the acquisition of the Big Muddy field that was ultimately closed subsequent to December 31, 2006. The Company also expended $533,245 for other oil & gas properties’ capital expenditures and $124,843 for other equipment.

Cash flows provided by financing activities increased primarily as a result of certain private placements of equity securities aggregating net proceeds of $74,382,488. During December 2006, the Company received funds aggregating $8,112,862 that were exchanged for convertible notes between January 4 and 24, 2007. On June 9, 2006, the Company received $500,000 in notes payable that were converted to equity. During December 2006, the Company received funds aggregating $555,020 that were subsequently returned to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During all periods presented, the Company did not have any derivative financial instruments.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rancher Energy’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of December 31, 2006, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Rancher Energy’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of and for the nine months ended December 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, regardless of how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act as of December 31, 2006 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

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

Risks related to our industry, business and strategy

We may not be able to develop the three Powder River Basin properties as we anticipate.

Our plans to develop the properties are dependent constructing a CO2 pipeline. We must arrange for the construction of a CO2 pipeline on acceptable terms and build related infrastructure. The achievement of these objectives is subject to numerous uncertainties, and we may not be able to achieve these objectives on the schedule we anticipate or at all.

If we are unable to obtain additional debt financing our business plans will not be achievable.

Our current cash position will not be sufficient to fund the construction of the CO2 pipeline, or the development of the three major properties. As a result, the Company will require substantial additional funding. Our plan is to obtain debt financing. The terms of any debt financing may restrict our future business activities and expenditures. We do not know if additional financing will be available at all, when needed or on acceptable terms. Insufficient funds will prevent us from implementing our business strategy.

We have a limited operating history in the oil business, and we cannot predict our future operations with any certainty.

We were organized in 2004 to explore a gold prospect and changed our business focus to oil development using CO2 injection technology in 2006. Our future financial results depend primarily on (i) our ability to finance and complete development of the required infrastructure at our three major properties in the Powder River Basin; (ii) the success of our CO2 injection program; and (iii) the market price for oil. We cannot predict that our future operations will be profitable. In addition, our operating results may vary significantly during any financial period.

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

We incurred net losses of $2,522,062, $124,453, $27,154 and $375,000 for the nine months ended December 31, 2006, the fiscal years ended March 31, 2006 and 2005 and the period from February 4, 2004 (inception) through March 31, 2004, respectively, totaling $3,048,669. Our acquisition and development of prospects will require substantial additional capital expenditures in the future. The uncertainty and factors described throughout this section may impede our ability to economically acquire, develop, and exploit oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

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

We may be unable to develop reserves.

Our ability to develop future revenues will depend on whether we can successfully implement our planned CO2 injection program. We have no experience using the CO2 technology, the properties we plan to acquire have not had CO2 injected in the past, and recovery factors cannot be estimated with precision. Our planned projects may not result in significant reserves or in the production levels we anticipate.

We are dependent on our management team and the loss of any of these individuals would harm our business.

Our success is dependent, in large part, on the continued services of John Works, our Chief Executive Officer, John Dobitz, our Senior Vice President, Engineering, Andrew Casazza, our Chief Operating Officer and Daniel P. Foley, our Chief Financial Officer.  There is no guarantee that any of the members of our management team will remain employed by us. While we have employment agreements with them, their continued service cannot be assured. The loss of our senior executives could harm our business.

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

Our business is affected by numerous federal, state and local laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil industry. These include, but are not limited to:

•	the prevention of waste;
•	the discharge of materials into the environment;
•	the conservation of oil;
•	pollution;
•	permits for drilling operations;
•	drilling bonds; and
•	reports concerning operations, the spacing of wells, and the unitization and pooling of properties.

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

The properties we have acquired are located in the Powder River Basin in the Rocky Mountains, making us vulnerable to risks associated with operating in one major geographic area.

Our activities are focused on the Powder River Basin in the Rocky Mountain region of the United States, which means our properties are geographically concentrated in that area. As a result, we may in the future be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production, or interruption of transportation of oil produced from the wells in this basin.

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

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTC-BB”). The average daily trading volume of our common stock on the OTC-BB was approximately 438,000 shares per day over the three month period prior to the date of this report. If limited trading in our stock continues, the price of our common stock may be negatively affected and it may be difficult for investors to sell their shares in the public market at any given time.

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

 Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue”, or similar words. Statements that contain these words should be read carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other “forward-looking” information.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements, and other factors, and will be at the discretion of our board of directors. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends, by our finance providers or otherwise.

If we are required to make penalty payments with respect to registration and other obligations incurred as part of our recent private placement financing, such payments could have an adverse effect on our financial condition and liquidity and operating plans.

In connection with our December 2006 private placement, we entered into various agreements that obligate us to make payments to the investors if we fail to meet filing and other deadlines relating to the registration for resale of the shares of common stock and shares of common stock underlying the warrants and convertible notes sold in the private placement and other matters. The potential payments are detailed in Note 5 to the Notes to Financial Statements. If we are required to make substantial payments, our liquidity and capital resources could be adversely affected as well as our operating plans.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (17)
3.3	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners LTD and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners LTD and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Sole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and Anadarko Petroleum Corporation, dated December 15, 2006 (12)

10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

(1)	Incorporated by reference from the Company's Form SB-2 Registration Statement filed on June 9, 2004 (File No. 333-116307).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 18, 2006 (File No. 000-51425).

(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(4)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A filed on August 28, 2006 (File No. 000-51425).

(5)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on June 30, 2006 (File No. 000-51425).

(6)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 21, 2006 (File No. 000-51425).

(7)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 6, 2006 (File No. 000-51425).

(8)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 9, 2006 (File No. 000-51425).

(9)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 14, 2006 (File No. 000-51425).

(10)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on November 14, 2006 (File No. 000-51425).

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 4, 2006 (File No. 000-51425).

(12)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2006 (File No. 000-51425).

(13)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(14)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 8, 2007 (File No. 000-51425).

(15)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 16, 2007 (File No. 000-51425).

(16)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007 (File No. 000-51425).

(17)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.
(Registrant)

Dated: February 14, 2007	By:	/s/ John Works
John Works
President, Chief Executive Officer, Secretary and Treasurer

Dated: February 14, 2007	By:	/s/ Daniel P. Foley
Chief Financial Officer