Form 10-Q/A
period 2006-12-31
RANCHER ENERGY CORP.
filed 2007-06-29
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

999 - 18 th Street, Suite 1740
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

Rancher Energy Corp.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	4

	Balance Sheets as of December 31, 2006 and March 31, 2006	5-6

	Statements of Operations for the Nine and Three Months ended December 31, 2006 and 2005, and for the Period from February 4, 2004 (Inception) through December 31, 2006	7

	Statement of Changes in Stockholders’ Equity for the Period from February 4, 2004 (Inception) through December 31, 2006	8

	Statements of Cash Flows for the Nine Months ended December 31, 2006 and 2005 , and for the Period from February 4, 2004 (Inception) through December 31, 2006	9

	Notes to Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION		27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	32

SIGNATURES		34

Explanatory Note

As more fully discussed in Note 6, Restatement, to the Financial Statements, during the fourth quarter ended March 31, 2007, Rancher Energy Corp. (the “Company”) elected to change its method of accounting for its oil & gas properties from full cost to successful efforts. For this quarterly period ended December 31, 2006, the Company has restated its financial statements to reflect this change in Item 1, Financial Statements, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition, the Company received correspondence from the Securities and Exchange Commission (the “SEC”) dated March 19, 2007 that resulted from the SEC’s review of the Company’s Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006. This Form 10-Q/A (Amendment No. 1) amends the report filed by the Company on February 14, 2007 to reflect matters that were raised in the SEC’s review.

PART I - FINANCIAL INFORMATION

Item 1, Financial Statements

The Company has amended certain disclosures in the Notes to Financial Statements; however, no amendment is required to the balance sheets, statements of operations, statement of changes in stockholders’ equity, and statements of cash flows as a result of comments raised by the SEC based on its review. The amendments are reflected in the following disclosures: Note 1 - Organization and Summary of Significant Accounting Policies, Share-Based Payment, to include additional disclosure required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and Note 5 - Sale of Common Stock and Warrants, to include a table summarizing all warrants outstanding as of December 31, 2006, which includes exercise prices and expiration dates.

Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has provided additional information summarizing the nature, amount and terms of outstanding warrants and options as of December 31, 2006.

Item 4, Controls and Procedures

The Company has provided disclosure of any changes in internal control over financial reporting as required by Regulation S-K, Item 308(c).

PART II - OTHER INFORMATION

Item 6, Exhibits

The Company has included reference to its other certifying officer in paragraphs four and five in its certifications included as Exhibit 31.1 and 31.2.
This Form 10-Q/A (Amendment No. 1) amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the original report.  The remaining items are not amended hereby.  Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) continues to describe conditions as of the date of the original report, and the Company has not updated the disclosures contained herein to reflect events that occurred subsequently.  Accordingly, this Form 10-Q/A (Amendment No. 1) should be read in conjunction with Company filings made with the Securities and Exchange Commission subsequent to the filing of the original report.

Part I. Financial Information

Item 1. Financial Statements
Rancher Energy Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2006	March 31, 2006
ASSETS	(as restated, see Note 6)

Current assets:
Cash and cash equivalents	$31,927,351	$46,081
Accounts receivable	292,596	-
Total current assets	32,219,947	46,081

Oil & gas properties at cost (successful efforts method):
Unproved	35,318,020	-
Proved	16,795,063	-
Less: Accumulated depletion, depreciation and amortization	(33,000)	-
Net oil & gas properties	52,080,083	-

Other assets:
Other property, net of accumulated depreciation of $4,155	120,689	-
Other assets	42,826	476
Total other assets	163,515	476

Total assets	$84,463,545	$46,557

Rancher Energy Corp.
(A Development Stage Company)
Balance Sheets

	December 31, 2006	March 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY	(as restated, see Note 6)

Current liabilities:
Convertible notes payable	$8,112,862	$-
Accounts payable:
Trade	539,152	2,070
Purchase of oil & gas properties	500,000	-
Commissions on sales of common stock	1,784,032	-
Stock over-subscription payable	555,020	-
Asset retirement obligation	109,274	-
Total current liabilities	11,600,340	2,070

Long-term liabilities:
Asset retirement obligation	792,184	-

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, 100,000,000 shares authorized, 95,045,090 and 28,500,000 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	951	285
Additional paid-in capital	75,338,930	570,809
Accumulated deficit during the development stage	(3,268,860)	(526,607)
Total stockholders’ equity	72,071,021	44,487

Total liabilities and stockholders’ equity	$84,463,545	$46,557

Rancher Energy Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Nine Months Ended December 31,		Three Months Ended December 31,		February 4, 2004 (inception) through December 31,
	2006	2005	2006	2005	2006
	(as restated, see Note 6)		(as restated, see Note 6)		(as restated, see Note 6)
Revenues:
Oil & gas sales	$105,416	$-	$105,416	$-	$105,416

Operating expenses:
Production taxes	11,192	-	11,192	-	11,192
Lease operating expenses	73,725	-	73,725	-	73,725
Depreciation, depletion and amortization	37,155	160	37,155	54	37,155
Impairment of unproved properties	385,526	-	4,681	-	385,526
Exploration Expense	235,131	-	220,191	-	235,131
General and administrative	2,166,687	78,310	1,200,405	46,504	2,641,390
Exploration expense - mining	-	-	-	-	51,904
Total operating expenses	2,909,416	78,470	1,547,349	46,558	3,436,023

Loss from operations	(2,804,000)	(78,470)	(1,441,933)	(46,558)	(3,330,607)

Other income (expense):
Interest income	85,798	-	71,262	-	85,798
Interest expense	(33,000)	-	-	-	(33,000)
Other income	8,949	-	-	-	8,949
Total other income (expense)	61,747	-	71,262	-	61,747

Net loss	$(2,742,253)	$(78,470)	$(1,370,671)	$(46,558)	$(3,268,860)

Basic and diluted net loss per share	$(0.07)	$(0.00)	$(0.03)	$(0.00)

Basic and diluted weighted average shares outstanding	40,227,219	93,317,658	53,933,905	98,000,000

Rancher Energy Corp.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit during Development Stage	Total Stockholders’ Equity (Deficit)
				(as restated, see Note 6)	(as restated, see Note 6)
Balance, February 4, 2004 (inception)	-	$-	$-	$-	$-

Stock issued for expenses and consulting services	70,000,000	700	374,300	-	375,000

Net loss	-	-	-	(375,000)	(375,000)

Balance, March 31, 2004	70,000,000	700	374,300	(375,000)	-

Net loss	-	-	-	(27,154)	(27,154)

Balance, March 31, 2005	70,000,000	700	374,300	(402,154)	(27,154)

Common stock issued for cash, net of offering costs of $3,906	28,000,000	280	195,814	-	196,094

Shares returned by founding stockholder	(69,500,000)	(695)	695	-	-

Net loss	-	-	-	(124,453)	(124,453)

Balance, March 31, 2006	28,500,000	285	570,809	(526,607)	44,487

Common stock issued for cash, net of offering costs of $529,749	17,075,221	171	8,106,967	-	8,107,138

Common stock issued on conversion of note payable	1,006,905	10	503,443	-	503,453

Common stock issued on exercise of stock options	1,000,000	10	-	-	10

Common stock issued for cash, net of offering costs of $41,212	1,522,454	15	720,001	-	720,016

Warrants issued in exchange for acquisition of oil & gas properties	-	-	616,140	-	616,140

Common stock issued for cash, net of offering costs of $5,109,474	45,940,510	460	63,800,831		63,801,291

Stock-based compensation	-	-	1,020,739	-	1,020,739

Net loss	-	-	-	(2,742,253)	(2,742,253)

Balance, December 31, 2006	95,045,090	$951	$75,338,930	$(3,268,860)	$72,071,021

Rancher Energy Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,		February 4, 2004 (inception) through December 31,
	2006	2005	2006
Cash flows from operating activities:	(as restated, see Note 6)		(as restated, see Note 6)
Net loss	$(2,742,253)	$(78,470)	$(3,268,860)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation, depletion and amortization	37,155	160	37,569
Impairment of unproved properties	385,526	-	385,526
Stock-based compensation expense	1,020,739	-	1,383,835
Interest expense from convertible note beneficial conversion	30,000	-	30,000
Interest expense on debt converted to equity	3,453	-	3,453
Other	-	-	11,904
Changes in operating assets and liabilities:
Accounts receivable	(94,727)	-	(94,727)
Other assets	(42,352)	-	(42,352)
Accounts payable	382,260	(457)	384,330
Net cash used for operating activities	(1,020,199)	(78,767)	(1,169,322)

Cash flows from investing activities:
Acquisition of South Cole Creek and South Glenrock B Fields	(47,115,437)	-	(47,115,437)
Pre-acquisition costs of Big Muddy Field	(3,110,507)	-	(3,110,507)
Capital expenditures for oil & gas properties	(298,114)	-	(298,114)
Increase in other assets	(124,843)	-	(125,733)
Net cash used for investing activities	(50,648,901)	-	(50,649,791)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	8,112,862	-	8,112,862
Proceeds from notes payable converted to common stock	500,000	-	500,000
Proceeds from shareholder loans	-	-	30,000
Payment of shareholder loans	-	(30,000)	(30,000)
Proceeds from sale of common stock and warrants	74,382,488	196,094	74,578,582
Proceeds from sale of common stock and warrants - over - subscription	555,020	-	555,020
Net cash provided by financing activities	83,550,370	166,094	83,746,464

Increase in cash and cash equivalents	31,881,270	87,327	31,927,351
Cash and cash equivalents, beginning of period	46,081	4,060	-
Cash and cash equivalents, end of period	$31,927,351	$91,387	$31,927,351

Rancher Energy Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,		February 4, 2004 (inception) through December 31,
	2006	2005	2006
Non-cash investing and financing activities:
Payables for purchase of oil & gas properties	$500,000	$-	$500,000
Asset retirement asset and obligation	$901,458	$-	$901,458
Value of warrants issued in connection with acquisition of South Cole Creek and South Glenrock B Fields	$616,140	$-	$ `616,140
Common stock and warrants issued on conversion of notes payable	$503,453	$-	$503,453

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

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, the stock price at the valuation date, the expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon recent actual historical stock price movements. As discussed further below, for the options granted to the Company’s Chief Executive Officer, the stock price at the valuation date was calculated using an estimated stock price that would result in a combined value of the share value and warrant value approximating the Unit price at that date. In calculating the warrant value, it was assumed that all warrants would have a one year option term.

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

 Chief Executive Officer (CEO) Option Grant
On May 15, 2006, in connection with an employment agreement, the Company granted its president and CEO options to purchase up to 4,000,000 shares of Company common stock at an exercise price of $0.00001 per share. The options vest as follows: (i) 1,000,000 shares upon execution of the employment agreement, (ii) 1,000,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. In the event the employment agreement is terminated, the CEO will be entitled to purchase all shares that have vested. All unvested shares shall be forfeited. The options have no expiration date.

The Company determined the fair value of the options to be $0.4235 per underlying common share. The value was determined by using the Black-Scholes valuation model using assumptions which resulted in the value of one Unit (one common share and one warrant to purchase a common share) equaling $0.50, the price of the most recently issued securities at that time. The combined value was allocated between the value of the common stock and the value of the warrant. The value of one common share from this analysis ($0.4235) was used to calculate the resulting compensation expense under the provisions of Statement 123R. The assumptions used in the valuation of the CEO options were as follows:

Volatitily	87.00%
Expected option term	1 year
Risk-free interest rate	5.22%
Expected dividend yield	0.00%

The expected term of options granted was based on the expected term of the warrants included in the Units described above. The expected volatility was based on historical volatility of the Company’s common stock price. The risk free rate was based on the 1-year U.S Treasury bond rate for the month of July 2006.

The Company recognized stock compensation expense attributable to the CEO options of $635,250 and $105,875 for the nine and three months ended December 31, 2006, respectively. The company expects to recognize the compensation expense of $1,058,750 related to the unvested shares over 2.5 years.

2006 Stock Incentive Plan
On October 2, 2006, the Board of Directors approved the Company’s 2006 Stock Incentive Plan (the “Plan”), subject to shareholder approval at the next meeting of shareholders. Under the Plan, the Option Committee may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Option Committee, except that the term of the options shall not exceed 10 years. A total of 10,000,000 shares of Rancher common stock will be subject to the Plan, subject to approval by the shareholders to amend the Articles of Incorporation to increase the number of authorized shares. During the three and nine months ended December 31, 2006, options to purchase up to 2,325,000 shares of common stock were granted under the Plan to officers and employees. The options granted have exercise prices ranging from $1.75 to $2.10, generally vest over 3 years and have a maximum term of 5 years.

The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility	76.00%
Expected option term	5 years
Risk-free interest rate	4.34% to 4.57%
Expected dividend yield	0.00%

The expected term of options granted was estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed by other comparable companies who had similar expected option terms. The risk free rate was based on the 5-year U.S Treasury Bond rates .

Stock Options for the Nine Months Ended December 31, 2006

The following table summarizes stock option activity for the nine months ended December 31, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value
Outstanding, April 1, 2006	—
Granted	6,325,000	$0.73000	3.35
Exercised	(1,000,000)	0.00001	2.75
Outstanding, December 31, 2006	5,325,000	0.86000	3.51	$13,405,000
Vested or expected to vest at December 31, 2006	1,687,500	0.19000	2.75	$5,376,000

Exercisable, December 31, 2006	687,500	0.48000	3.11	$1,996,000

On December 21, 2006, all option holders entered into an agreement whereby they are precluded from exercising any options until the Company amends its Articles of Incorporation to increase its authorized shares of common stock.

The weighted-average grant-date fair value of the stock options granted during the nine months ended December 31, 2006 was $0.74. The total intrinsic value, calculated as the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine and three months ended December 31, 2006 was approximately $1,450,00 and $0, respectively. Rancher Energy received $10 from stock options exercised during the nine months ended December 31, 2006. Rancher Energy did not realize any tax deductions related to the exercise of stock options during the nine months.

The fair value of shares that vested during the nine months ended December 31, 2006 was $847,237. Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2006 was approximately $3,647,921, which Rancher Energy expects to recognize over 2.75 years.

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

The total adjusted purchase price was allocated as follows:
Acquisition costs:
Cash consideration	$46,907,257
Direct acquisition costs	165,132
Estimated fair value of warrants to purchase common stock	616,140
Total	$47,688,529

Allocation of acquisition costs:
Oil & gas properties:
Unproved	$31,794,924
Proved	16,795,063
Asset retirement obligation	(901,458)
Total	$47,688,529

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

	Nine Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005
	(as restated, see Note 6)		(as restated, see Note 6)
Revenue	$4,500,447	$3,713,964	$1,100,169	$1,508,886
Net income (loss)	(2,340,433)	864,103	(1,434,105)	324,382
Net income (loss) per basic and diluted share	(0.03)	0.01	(0.01)	0.00

Big Muddy Field Acquisition

On January 4, 2007, Rancher Energy acquired the Big Muddy Field, consisting of approximately 8,500 acres located in the Powder River Basin east of Casper, Wyoming. The total purchase price was $25,000,000, and closing costs were approximately $600,000. While the Big Muddy Field was discovered in 1916, future profitable operations are dependent on the application of tertiary recovery techniques requiring significant amounts of carbon dioxide (CO2 ) .

Carbon Dioxide Product Sale and Purchase Contract

On December 15, 2006, Rancher Energy entered into a Product Sale and Purchase Contract (the “Purchase Contract”) with Anadarko Petroleum Corporation (“Anadarko”) for the purchase of CO2 (meeting certain quality specifications identified in the agreement) from Anadarko. Rancher Energy intends to use the CO2 for its enhanced oil recovery (EOR) projects in the Cole Creek South, South Glenrock B, and Big Muddy Fields.

The primary term of the Purchase Contract commences upon the earlier of January 1, 2008, or the date of the first CO2 delivery, and terminates upon the earlier of the day on which the Company has taken and paid for the Total Contract Quantity, as defined, or 10 years from the commencement date. The Company has the right to terminate the Purchase Contract at any time with notice to Anadarko, subject to a termination payment as specified in the Purchase Contract.

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

Prior to delivering CO2 to the Company, Anadarko has the right to satisfy its own needs, and may also deliver CO2 to parties other than the Company. In the event the CO2 does not meet certain quality specifications, the Company has the right to refuse delivery of such CO2 .

Note 3 — Impairment

In June 2006, the Company acquired 10,104 acres in the Burke Ranch field and adjacent property in Natrona County, Wyoming. The Company subsequently had engineering studies performed on the property and concluded that the property’s potential reserves did not warrant further development expenditures. Consequently, the Company impaired the full carrying amount of the property of $385,526, which is reflected as impairment of unproved properties in the statement of operations for the nine months ended December 31, 2006.

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

Private Placement

Prior to December 31, 2006, the Company received $8,112,862 from investors. Between January 4, 2007 and January 24, 2007, those investors received convertible notes payable. The notes accrue interest at an annual rate of 12% beginning 120 days after issuance, which is the maturity date, if not converted or paid before that date. Upon shareholder approval of an amendment to the Articles of Incorporation to increase the authorized shares of the Company’s common stock, the notes will be automatically converted into shares of common stock. The number of shares will be an amount equal to the face amount of the notes divided by $1.50 per share, the price that shares were simultaneously sold in a private placement as discussed below, or 5,408,575 shares.

Consistent with the terms and conditions of the Units sold in the private placement (see Note 5), the convertible notes payable issued prior to December 31, 2006 include warrants to acquire 5,408,575 shares of common stock at $1.50 per share.

Subsequent event

Subsequent to December 31, 2006, the Company received $2,381,651 from investors in exchange for convertible notes payable. Terms and conditions are the same as those disclosed in the “Private Placement” in the immediately preceding paragraph. Consistent with the terms and conditions of the Units sold in the private placement (see Note 5), the convertible notes payable issued subsequent to December 31, 2006 include warrants to acquire 1,587,747 shares of common stock at $1.50 per share.

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

Placement Agent Warrants

In connection with the offering of common stock and convertible notes payable, the Company agreed to pay commissions to three placement agents aggregating $2,279,032 and warrants to purchase 2,488,919 shares of the Company’s common stock. At December 31, 2006, cash of $495,000 had been paid, and the remaining obligation of $1,784,032 is reflected on the balance sheet as commissions on sales of common stock. Subsequent to December 31, 2006, the Company issued warrants to purchase 1,144,394 shares of the Company’s common stock to pay commissions in connection with the offering of common stock.

Summary of Warrants Discussed Above

The following is a summary of warrants as of December 31, 2006, and warrants issued subsequent to that date.

	Warrants	Exercise Price	Expiration Date
Warrants issued in connection with the following:

Sale of common stock pursuant to Regulation S	18,133,500	$0.75	July 5, 2008 to October 18, 2008

Conversion of notes payable into common stock	1,006,905	$0.75	July 19, 2008

Private placement of common stock	45,940,510	$1.50	December 21, 2011

Private placement of convertible notes payable	5,408,575	$1.50	December 21, 2011

Private placement agent commissions	2,488,919	$1.50	December 21, 2011

Acquisition of oil and gas properties	250,000	$1.50	December 22, 2011

Warrants outstanding as of December 31, 2006	73,228,409

Private placement agent commissions	1,144,394	$1.50	December 21, 2011

Private placement of convertible notes payable subsequent to December 31, 2006	1,587,747	$1.50	December 21, 2011

Warrants issued subsequent to December 31, 2006	2,732,141

Total warrants	75,960,550

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
The Company is obligated to use its best efforts to cause its common stock, including all Registrable Securities to be approved for listing or quotation (the “Listing” ) on any Approved Market as promptly as practicable, but in no event later than one (1) year after the Closing Date (the “Required Listing Date” ). If the Company meets the applicable listing requirements of an Approved Market and the Listing has not occurred on or prior to the Required Listing Date (a “Listing Failure” ), then, the Company is required pay to each holder of Registrable Securities an amount in cash equal to 0.25% of the aggregate purchase price of such investor's Registrable Securities on each of the following dates: the day of the Listing Failure and on every 30 th day (pro rated for periods totaling less than 30 days) thereafter until such Listing Failure is cured; provided that in no event shall the aggregate payments for all Listing Failures exceed 24% of the purchase price paid by such holder of Registrable Securities.

SPA	Stockholder Approval of Increased Authorized Shares
If, prior to 60 days following the Closing Date (or 120 days after the Closing Date if the SEC reviews the proxy statement relating to the meeting for such Stockholder Approval), Stockholder Approval is not obtained, then on such day and on each 30 th day (pro rated for periods less than 30 days) thereafter until Stockholder Approval is received, the Company is required to pay each holder an amount equal to 2.0% of the aggregate purchase price.

This amount is payable, with certain qualifications, in shares of cash, common stock or notes as the case may be.

RRA	Filing of Initial Registration Statement
If, on or before the 75 th day after the Closing Date, the Company has not filed the Initial Registration Statement (covering the Initial Registrable Securities), then on such day and every 30 th day thereafter until such filing is made, the Company must pay to each holder of Registrable Securities relating to the Initial Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in the Initial Registration Statement.

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

Document	Topic	Summary
RRA	Filing Additional Registration Statement
Stockholder Approval Received; No Cutback Shares :
If, within 5 days after Stockholder Approval is received (and assuming such Stockholder Approval was not received 75 days after the Closing Date and no Cutback Shares are required to be included in an Additional Registration Statement (covering the Additional Registrable Securities)), the Company has not filed an Additional Registration Statement, then on such day and every 30 th day thereafter until such filing is made, the Company must pay to each holder of Registrable Securities relating to such Additional Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in such Additional Registration Statement.

Cutback Shares : If, within 6 months from the 75 th day following the Closing Date (and assuming Cutback Shares are involved, regardless of Stockholder Approval), the Company has not filed an Additional Registration Statement, then on such day and every 30 th day thereafter until such filing is made, the Company must pay to each holder of Registrable Securities relating to such Additional Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in such Additional Registration Statement

This amount is payable, with certain qualifications, in shares of cash, common stock or notes as the case may be. In the event the Company fails to make these payments in a timely manner, the payments shall bear interest at a rate of 1.5% per month until paid in full, provided that all of the payments described in this table required by the RRA (unless payable pursuant to events within the Company’s control) in the aggregate may not exceed 24% of the aggregate purchase price.

RRA	Effectiveness of Initial Registration Statement
If (A) on or before the 5 th day after the Company learns that the SEC will not review the Initial Registration Statement or that the SEC has no further comments on the Initial Registration Statement, or (B) on or before the 120 th day after the Closing Date (150 days in the event of a full review), the SEC does not declare the Initial Registration Statement, then on such day and every 30 th day thereafter until such declaration is made, the Company must pay to each holder of Registrable Securities relating to the Initial Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in the Initial Registration Statement.

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
If (A) on or before the 5 th day after the Company learns that the SEC will not review an Additional Registration Statement or that the SEC has no further comments on an Additional Registration Statement, or (B) on or before the 120 th day after the Closing Date (150 days in the event of a full review), the SEC does not declare the Additional Registration Statement, then on such date and every 30 th day thereafter until such declaration is made, the Company must pay to each holder of Registrable Securities relating to the Additional Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in the Additional Registration Statement.

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
If, on any day after the date the SEC declares an applicable Registration Statement effective, sales of all of the Registrable Securities required to be included on such Registration Statement cannot be made (e.g., failure to keep Registration Statement effective, failure to maintain listing, etc., as more fully described in §2.g.(a)), then on such day and on every 30 th day thereafter until such sales are allowed, the Company must pay to each holder of Registrable Securities relating to such Registration Statement an amount equal to 1.0% of the aggregate purchase price of such investor’s Registrable Securities included in such Registration Statement.

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
If, on or before the 6-month anniversary of the Closing Date, all of the Cutback Shares, if any, have not been registered on a registration statement which the SEC has declared effective, then on such day and on every 30 th day thereafter until such declaration is made, the Company must pay to each holder of Cutback Shares relating to such registration statement an amount equal to 0.50% of the aggregate purchase price of such investor’s Cutback Shares included in such registration statement.

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

Note 6 - Restatement

During the fourth quarter ended March 31, 2007, the Company elected to change its method of accounting for its oil & gas properties from the full cost method to the successful efforts method. For the quarterly period ended December 31, 2006, the Company has restated its balance sheets, statements of operations, statement of changes in shareholders’ equity (deficit) and statements of cash flows for this change.  In addition, the Company restated its allocation of purchase price for the acquisition of the Cote Creek South and South Glenrock B Fileds, reflected in the December 31, 2006 balance sheet.

Amounts in the accompanying notes to financial statements have been restated. The following tables present the “as previously reported” and “as restated”:

•	balance sheet as of December 31, 2006;

•	statements of operations for the three and nine months ended December 31, 2006, and for the period from February 4, 2004 (inception) through December 31, 2006;

•	statement of changes in shareholders’ equity for the nine months ended December 31, 2005, and for the period from February 4, 2004 (inception) through December 31, 2006; and

•	statements of cash flows for the nine months ended December 31, 2005, and for the period from February 4, 2004 (inception) through December 31, 2006.

	As Previously Reported	Adjustments	As Restated
Balance sheet
As of December 31, 2006:
Oil & gas properties, at cost (successful efforts method)
Unproved	$47,616,734	$(12,298,714)	$35,318,020
Proved	4,716,540	12,078,523	16,795,063
Total assets	84,683,736	(220,191)	84,463,545
Accumulated deficit during the development stage	(3,048,669)	(220,191)	(3,268,860)
Total liabilities and shareholders’ equity	84,683,736	(220,191)	84,463,545

Statements of operations
For the nine months ended December 31, 2006:
Impairment	400,466	(14,940)	385,526
Exploration expense	-	235,131	235,131
Net loss	(2,522,062)	(220,191)	(2,742,253)
For the three months ended December 31, 2006:
Exploration expense	-	220,191	220,191
Net loss	(1,150,480)	(220,191)	(1,370,671)
For the period from February 4, 2004 (inception) through December 31, 2006:
Impairment	400,466	(14,940)	385,526
Exploration expense	-	235,131	235,131
Net loss	(3,048,669)	(220,191)	(3,268,860)
Statement of changes in shareholders’ equity
For the nine months ended December 31, 2005, and for the period from February 4, 2004 (inception) through December 31, 2006:
Accumulated deficit during the development stage	(3,048,669)	(220,191)	(3,268,860)
Total shareholders’ equity	72,291,212	(220,191)	72,071,021

Statements of cash flows
For the nine months ended December 31, 2006:
Net loss	(2,522,062)	(220,191)	(2,742,253)
Impairment	400,466	(14,940)	385,526
Net cash used for operating activities	(785,068)	(235,131)	(1,020,199)
Capital expenditures for oil & gas properties	(533,245)	235,131	(298,114)
Net cash used for financing activities	(50,884,032)	235,131	(50,648,901)
For the period from February 4, 2004 (inception) through December 31, 2006:
Net loss	(3,048,669)	(220,191)	(3,268,860)
Impairment	400,466	(14,940)	385,526
Net cash used for operating activities	(934,191)	(235,131)	(1,169,322)
Capital expenditures for oil & gas properties	(533,245)	235,131	(298,114)
Net cash used for financing activities	(50,884,922)	235,131	(50,649,791)

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

The total adjusted purchase price was allocated as follows:
Acquisition costs:
Cash consideration	$46,907,257
Direct acquisition costs	165,132
Estimated fair value of warrants to purchase common stock	616,140
Total	$47,688,529

Allocation of acquisition costs:
Oil & gas properties:
Unproved	$31,794,924
Proved	16,795,063
Asset retirement obligation	(901,458)
Total	$47,688,529

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

Commitments

On December 15, 2006, Rancher Energy entered into a Product Sale and Purchase Contract (the “Purchase Contract”) with the Anadarko Petroleum Corporation (“Anadarko”) for the purchase of CO2 (meeting certain quality specifications identified in the Purchase Contract) from Anadarko. Rancher Energy intends to use the CO2 for its EOR projects in the Cole Creek South, South Glenrock B, and Big Muddy Fields.

The primary term of the Purchase Contractcommences upon the earlier of January 1, 2008, or the date of the first CO2 delivery, and terminates upon the earlier of the day on which the Company has taken and paid for the Total Contract Quantity, as defined, or 10 years from the commencement date. The Company has the right to terminate the agreement at any time with notice to Anadarko, subject to a termination payment as specified in the Purchase Contract.

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

Prior to delivering CO2 to the Company, Anadarko has the right to satisfy its own needs, and may also deliver CO2 to parties other than the Company. In the event the CO2 does not meet certain quality specifications, the Company has the right to refuse delivery of such CO2

CO2 Pipeline Construction

Under the Purchase Contract with Anadarko, we have the responsibility for providing pipeline transportation of purchased CO2 from a connection point on the Anadarko trunkline to our project area. We are evaluating alternatives to construct and operate the pipeline. We have engaged an engineering firm to study potential routes and configurations. Depending on the final route selection, the pipeline may range from 50 to 132 miles in length, and cost estimates range from $50 to $110 million.

We are exploring two options to finance construction of the pipeline. One option is to have a third party build, own, and operate the CO2 pipeline. This operator would be reimbursed for operating expenses and capital investment by way of a transportation tariff on the CO2 delivered, with the tariff varying as a function of throughput. The second option is for us to construct, own, and operate the pipeline. We would require additional capital for this option. We are currently planning to borrow funds to implement development of our fields, and we may include the funds necessary for construction of the CO2 pipeline in our offering.

Anadarko currently is receiving CO2 for its Salt Creek Field in Wyoming from the ExxonMobil Corporation through a 125-mile, 16 inch pipeline constructed in 2004. ExxonMobil collects CO2 from its natural gas fields at LaBarge, Wyoming, and processes the gas at its Shute Creek gas sweetening plant. ExxonMobil then transports the CO2 to the origin of the pipeline for delivery to Anadarko’s Salt Creek Field.

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

Results of Operations

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

For the nine months ended December 31, 2006, Rancher Energy reported a net loss of $2,742,000, compared to a net loss of $78,000 for the corresponding nine months of 2005. Included in the net loss of $2,742,000 is impairment of unproved properties of $386,000 that resulted from the Company’s determination that the Burke Ranch property would not be developed. In addition, general and administrative expenses have increased in connection with the expansion of the Company’s oil & gas operations. Included in general and administrative expenses is a charge of $1,021,000 for stock-based compensation expense related to options granted to four employees.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

For the three months ended December 31, 2006, Rancher Energy reported a net loss of $1,371,000, compared to a net loss of $47,000 for the corresponding three months of 2005. General and administrative expenses have increased in connection with the expansion of the Company’s oil & gas operations. Included in general and administrative expenses is a charge of $491,000 for stock-based compensation expense related to options granted to four employees.

Liquidity and Capital Resources

As of December 31, 2006, Rancher Energy had working capital of $20,619,607. Excluding the convertible notes payable of $8,112,862, which may be converted during the fourth quarter of fiscal 2007, working capital would have been $28,732,469. Of the cash on hand at December 31, 2006, $22,561,931 was used to close the Big Muddy Field acquisition on January 4, 2007.

Rancher Energy’s primary source of liquidity to meet operating expenses and fund capital expenditures (other than for certain acquisitions), is its access to debt and equity debt markets. The debt and equity markets, public, private, and institutional, have been its principal source of capital used to finance a significant amount of growth, including acquisitions.

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

Private Placement

Prior to December 31, 2006, the Company received $8,112,862 from investors. Between January 4, 2007 and January 24, 2007 those investors received convertible notes payable. The notes accrue interest at an annual rate of 12% beginning 120 days after issuance, which is the maturity date, if not converted or paid before that date. Upon shareholder approval of an amendment to the Articles of Incorporation to increase the authorized shares of the Company’s common stock, the notes will be automatically converted into shares of common stock. The number of shares will be an amount equal to the face amount of the notes divided by $1.50 per share, the price that shares were simultaneously sold in a private placement as discussed below, or 5,408,575 shares.

Consistent with the terms and conditions of the Units sold in the private placement (see Note 5), the convertible notes payable issued prior to December 31, 2006 include warrants to acquire 5,408,575 shares of common stock at $1.50 per share.

Subsequent event

Subsequent to December 31, 2006, the Company received $2,381,651 from investors in exchange for convertible notes payable. Terms and conditions are the same as those disclosed in the “Private Placement” in the immediately preceding paragraph. Consistent with the terms and conditions of the Units sold in the private placement (see Equity Transactions below), the convertible notes payable issued subsequent to December 31, 2006 include warrants to acquire 1,587,747 shares of common stock at $1.50 per share.

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

Summary of Warrants Discussed Above

We have 19,140,405 warrants outstanding to acquire our common stock at an exercise price of $0.75 per share, all of which expire by October 18, 2008. The exercise of the full amount of these warrants, which is not assured, would add $14,355,304 to our liquidity. In the longer term, the exercise of the remaining 56,820,165 warrants outstanding to acquire our common stock at an exercise price of $1.50 per share would add $85,230,247 to our liquidity, if all were exercised. These options expire by December 21, 2011.

The following is a summary of warrants as of December 31, 2006, and warrants issued subsequent to that date.

	Warrants	Exercise Price	Expiration Date
Warrants issued in connection with the following:

Sale of common stock pursuant to Regulation S	18,133,500	$0.75	July 5, 2008 to October 18, 2008

Conversion of notes payable into common stock	1,006,905	$0.75	July 19, 2008

Private placement of common stock	45,940,510	$1.50	December 21, 2011

Private placement of convertible notes payable	5,408,575	$1.50	December 21, 2011

Private placement agent commissions	2,488,919	$1.50	December 21, 2011

Acquisition of oil and gas properties	250,000	$1.50	December 22, 2011

Warrants outstanding as of December 31, 2006	73,228,409

Private placement agent commissions	1,144,394	$1.50	December 21, 2011

Private placement of convertible notes payable subsequent to December 31, 2006	1,587,747	$1.50	December 21, 2011

Warrants issued subsequent to December 31, 2006	2,732,141

Total warrants	75,960,550

 Registration Rights Agreement

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

Stock Options

On May 16, 2006, in connection with an employment agreement, we granted to our president & CEO 4,000,000 options to purchase Company common stock at an exercise price of $0.00001 per share. As of December 31, 2006, 1,500,000 shares had vested and 1,000,000 shares had been exercised. The remaining 2,500,000 shares will vest over the next 10 quarters at a rate of 250,000 shares per quarter. On October 2, 2006, the Board of Directors approved the Company’s 2006 Stock Incentive Plan (the “Plan”), subject to shareholder approval at the next meeting of shareholders. During the nine months ended December 31, 2006, options to purchase up to 2,325,000 shares of common stock were granted under the Plan to officers and employees. The options granted have exercises prices ranging from $1.75 to $2.10, generally vest over 3 years and have a maximum term of 5 years. At December 31, 2006, 187,500 shares had vested and none had been exercised. On December 21, 2006, all option holders entered into an agreement whereby they are precluded from exercising any options until the Company amends its Articles of Incorporation to increase its authorized common stock. We expect that the amendment to increase the number of authorized shares will be approved by shareholders at the next shareholders’ meeting. We also expect that the Plan will be approved by the shareholders.

As of December 31, 2006 unrecognized compensation expense related to both option grants totaled $3,647,921 , which we expect to recognize over the next 2.75 years.

Cash Flows

The following is a summary of Rancher Energy’s comparative cash flows:

	For the Nine Months Ended December 31,
	2006	2005
Cash flows from:
Operating activities	$(1,020,199)	$(78,767)
Investing activities	(50,648,901)	-
Financing activities	83,550,370	166,094

Cash flows used for operating activities increased primarily as a result of general and administrative expenses incurred in connection with the expansion of the Company’s oil & gas operations.

Cash flows used for investing activities increased primarily as a result of expending $47,115,437 in connection with the acquisition of the Cole Creek South and Glenrock B fields, and $3,110,507 in connection with the acquisition of the Big Muddy field that was ultimately closed subsequent to December 31, 2006. The Company also expended $298,114 for other oil & gas properties’ capital expenditures and $124,843 for other equipment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to obtain additional debt financing our business plans will not be achievable .

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

We incurred net losses of $2,742,253, $124,453, $27,154 and $375,000 for the nine months ended December 31, 2006, the fiscal years ended March 31, 2006 and 2005 and the period from February 4, 2004 (inception) through March 31, 2004, respectively, totaling $3,268,860. Our acquisition and development of prospects will require substantial additional capital expenditures in the future. The uncertainty and factors described throughout this section may impede our ability to economically acquire, develop, and exploit oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

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

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (17)
3.3	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners LTD and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners LTD and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Sole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

(1)	Incorporated by reference from the Company's Form SB-2 Registration Statement filed on June 9, 2004 (File No. 333-116307).

(2)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 18, 2006 (File No. 000-51425).

(3)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(4)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A filed on August 28, 2006 (File No. 000-51425).

(5)	Incorporated by reference from the Company's Annual Report on Form 10-K filed on June 30, 2006 (File No. 000-51425).

(6)	Incorporated by reference from the Company's Current Report on Form 8-K filed on June 21, 2006 (File No. 000-51425).

(7)	Incorporated by reference from the Company's Current Report on Form 8-K filed on October 6, 2006 (File No. 000-51425).

(8)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 9, 2006 (File No. 000-51425).

(9)	Incorporated by reference from the Company's Current Report on Form 8-K filed on November 14, 2006 (File No. 000-51425).

(10)	Incorporated by reference from the Company's Current Report on Form 8-K/A filed on November 14, 2006 (File No. 000-51425).

(11)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 4, 2006 (File No. 000-51425).

(12)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 22, 2006 (File No. 000-51425).

(13)	Incorporated by reference from the Company's Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(14)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 8, 2007 (File No. 000-51425).

(15)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 16, 2007 (File No. 000-51425).

(16)	Incorporated by reference from the Company's Current Report on Form 8-K filed on January 25, 2007 (File No. 000-51425).

(16)	Incorporated by reference from the Company's Quarterly Report at Form 10-Q filed on February 14, 2007 (File No. 000-51425).

(18)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.
(Registrant)

Dated: June 29, 2007	By:	/s/ John Works
John Works
President, Chief Executive Officer, Secretary and Treasurer

Dated: June 29, 2007	By:	/s/ Daniel P. Foley
Chief Financial Officer