Form 10-K/A
period 2007-03-31
RANCHER ENERGY CORP.
filed 2007-07-27
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2007 was 106,952,406.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, originally filed on June 29, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2007. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As used in this document, references to “Rancher Energy”, “our company”, “the Company”, “we”, “us”, and “our” refer to Rancher Energy Corp. and its wholly-owned subsidiary.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table.

Name	Age	Positions Held	Beginning of Term of Service
John Works	52	Director, President, Chief Executive Officer	May 18, 2006
William A. Anderson	68	Director	April 20, 2007
Joseph P. McCoy	56	Director	April 20, 2007
Patrick M. Murray	64	Director	April 20, 2007
Myron (Mickey) M. Sheinfeld	77	Director	April 20, 2007
Mark Worthey	49	Director	February 16, 2007
Andrew Casazza	39	Chief Operating Officer	October 3, 2006
Daniel Foley	52	Chief Financial Officer	January 15, 2007
John Dobitz	51	Senior Vice President	October 2, 2006

The following identifies the background information for our directors, officers and other key employees.

John Works - Director, President & Chief Executive Officer

Mr. Works has been our President, Chief Executive Officer and a member of our Board of Directors since May 18, 2006, and brings over 25 years of experience in the global oil & gas industry as a corporate executive, investment banker, and lawyer focusing on originating, structuring, financing, and implementing domestic and international oil & gas projects.

Mr. Works was the founder and Managing Director of Emerging Markets Finance International, LLC (EMFI) of Denver, Colorado from 2002 to 2006. The firm was an emerging markets international financial advisor and arranger, with oil & gas projects as its core area of expertise. In 2005 Mr. Works served as President & COO of American International Depository & Trust, and in 2001 served as Senior Vice President & Head of International Producer Finance at Shell Capital in Houston, Texas. From 1999-01 Mr. Works was President & CEO of The Rompetrol Group in Bucharest, Romania, Romania's largest privately-owned oil & gas company, and from 1997-99 served as Senior Vice President & Deputy Head of Project Finance Advisory at the ABN Amro Bank in Amsterdam, the Netherlands. From 1996-97 Mr. Works was Vice President, Emerging Markets, Former Soviet Union, at J.P. Morgan's investment banking unit in London, England. He served as Vice President & Legal Relationship Manager from 1990-96 in J.P. Morgan's New York office involved in U.S. & global project advisory and mergers & acquisitions assignments. Mr. Works began his career in 1982 and served as a corporate finance attorney with several Wall Street firms including Shearman & Sterling and Cahill Gordon & Reindel in New York.

Mr. Works was educated at the University of Denver College of Law (J.D. 1982), the Institut d'Etudes Politiques de Paris (Certificat d'Etudes Politiques 1978), the Universite de Paris-IV (Sorbonne) (Certificat de Langue Frangaise 1977), and the University of Kansas (B.A. 1977). Mr. Works is a U.S. national and is fluent in English and French. He currently resides in Denver, Colorado.

William A. Anderson - Director

Mr. Anderson has been a member of our Board of Directors since April 20, 2007. Mr. Anderson is currently a consultant for Eastman Dillon Oil and Gas Association. From 1989 through 2005, he was a founder and partner of Weller, Anderson & Co. Ltd., a full-service stock brokerage firm. Prior to founding Weller in 1989, Mr. Anderson held several senior executive positions, including president of HARC Technologies, president of Rainbow Pipeline Company, president of Farmers Oil Company, chief financial officer of ENSTAR Corporation, and general partner and senior vice president of Blyth, Eastman, Dillon & Co. Mr. Anderson has extensive corporate board experience, having served as a director, committee chairman and/or committee member for seven organizations, including Tom Brown, Inc., NationsBank Houston, Northern Trust Bank of Texas, American Income Life Insurance Company, Wing Corporation and Seven J-Stock Farm, Inc. He holds an MBA from the Harvard Business School and a B.S. in Business Administration from the University of Arkansas.

Joseph P. McCoy - Director

Mr. McCoy has been a member of our Board of Directors since April 20, 2007. From April 2005 to April 2006, Mr. McCoy was senior vice president and chief financial officer of Burlington Resources Inc., one of the world’s largest independent oil & gas companies prior to being acquired by ConocoPhillips in 2006. His previous positions include vice president, controller, and chief accounting officer of Burlington Resources (April 2001 to April 2005); vice president and controller of Vastar Resources; and vice president finance, planning, and control of ARCO Alaska, where he was employed for more than 20 years. McCoy’s previous board experience includes service on the following non-reporting entities: American Petroleum Institute Accounting Committees, Anchorage Boys & Girls Club, and Providence Hospital in Anchorage. He holds an MS in Accounting and an MBA from Northeastern University and a B.A. in Economics from College of the Holy Cross. He is a CPA.

Patrick M. Murray - Director

Mr. Murray has been a member of our Board of Directors since April 20, 2007. In May 2007, Mr. Murray retired from his positions as CEO and Chairman of the Board of Dresser, Inc., a worldwide industry leader in providing highly engineered products for the global energy infrastructure, which positions he held since April 2001. He had previously served as president of Dresser Equipment Group and vice president, strategic initiatives as well as vice president, operations of Dresser Industries. Prior assignments include president of Sperry-Sun Drilling Services, controller of NL Industries, and various financial and analyst positions with Exxon Company USA. Mr. Murray is currently a member of the board of directors of the following reporting companies: Precision Drilling Corp. and Harvest Natural Resources. In addition, Mr. Murray also serves as a director on the following non-reporting entities: Valve Manufacturers Association, Petroleum Equipment Suppliers Association, and the Texas Business Hall of Fame. He is also a non-executive director of Wellstream Holdings PLC, a London Stock Exchange listed company. He is a member of the World Affairs Council of Greater Dallas, the Board of Regents of Seton Hall University, the Board of Governors of the Houston Forum, and the Advisory Board of the Maguire Energy Institute of Southern Methodist University. He holds a B.S. in Accounting and an MBA from Seton Hall.

Myron (Mickey) M. Sheinfeld - Director

Mr. Sheinfeld has been a member of our Board of Directors since April 20, 2007. Currently, Mr. Sheinfeld is counsel with King & Spalding LLP, one of the world’s largest law firms. From April 2001 through December 2006, Mr. Sheinfeld was senior counsel with Akin, Gump, Strauss, Hauer & Feld LLP, and for more than 30 years prior to that assignment he was an attorney and partner with Sheinfeld, Maley & Kay P.C. He is a former Assistant United States Attorney for the Southern District of Texas, and has been an adjunct professor of law with the University of Michigan, the University of Texas and the University of Houston Schools of Law. His current board experience is committee chairman and member roles on the board of Nabors Industries Ltd, a reporting company. In addition, Mr. Sheinfeld is a director (and former president) of the non-reporting entity, National Association of Corporate Directors, Houston chapter; and a member of the board of governors of the non-reporting entity, The Downtown Club Houston. Mr. Sheinfeld holds a B.A. from Tulane University and a J.D. from the University of Michigan Law School.

Mark Worthey - Director

Mr. Worthey has been a member of our Board of Directors since February 16, 2007. He was a founding officer of Denbury Resources Inc. since his employment there in 1992. In 2006 Mr. Worthey retired from Denbury Resources as Senior Vice President—Operations, where he was responsible for all aspects of the company’s field operations. Denbury Resources owns the largest reserves of CO2 used for tertiary oil recovery east of the Mississippi River, is the largest oil & gas operator in Mississippi, and holds key operating acreage in the onshore areas of Louisiana, Alabama, and the Texas Barnett Shale. Mr. Worthey also worked at Coho Resources from 1985 to 1992 as a geologist and then as an exploitation manager. He also worked at Newport Petroleum as a geologist from 1984 to 1985. Mr. Worthey served as a board member of Genesis Energy, L.P. from 2002 until 2006. Mr. Worthey graduated from Mississippi State University with a B.S. in Petroleum Geology in 1984.

Andrew Casazza - Chief Operating Officer

Mr. Casazza has served as our Chief Operating Officer since October 3, 2006, and brings extensive investment experience in the oil & gas industry to his role at Rancher Energy. Prior to serving as our COO, Mr. Casazza headed our Finance and Operations beginning in June 2006. Most recently, he served as a Director and Senior Investment Banking Professional for Emerging Markets Finance International, LLC (EMFI) of Denver, Colorado, a leading emerging markets international financial advisor and arranger, with oil & gas projects as its core area of expertise. At EMFI, Mr. Casazza's experience included evaluating and structuring, financing, and implementing oil & gas projects for the U.S. oilfield service market and international upstream markets. From 2004-05, he was Independent Consultant to Western Energy Advisors in Denver, where he assisted in an overseas manufacturer's entry into the U.S. oilfield service market by providing strategic marketing services and deal sourcing. Mr. Casazza also has extensive experience in fund management and structuring. He served as a Director and investment professional for Denver-based Enhanced Capital Partners (2002-04), as Director of Business Development for Isherpa Capital (2000-02), management positions at Voicestream/Qwest in Bellevue, Washington (1994-99), and as Senior Associate at Coopers & Lybrand in Los Angeles, California (1991-94). He received a B.A. in Economics at Claremont McKenna College (1990).

Daniel Foley - Chief Financial Officer

Mr. Foley has served as our Chief Financial Officer since January 15, 2007. From 2003 to 2006, Mr. Foley was Treasurer of Aspect Energy, Denver, Colorado, where he was responsible for all financial functions and information technology. From 2001 to 2002, Mr. Foley was Senior Vice President--Corporate Finance at Mission Resources Corporation, Houston, Texas, where he was responsible for corporate activities in financial markets, corporate mergers & acquisitions, and other financial functions. From 1998 to 2001, Mr. Foley was Director--Global Energy Corporate Finance at Arthur Andersen LLP, Houston, Texas, where he led professional corporate finance teams for companies in the energy sector. From 1987 to 1998, Mr. Foley was Vice President--International Finance, Vice President and Group Manager--Capital and Planning, and Manager, Director, Senior Associate--Planning & Analysis at United Meridian Corp./Ocean Energy, Inc., Houston, Texas, where he managed debt and equity financing and risk assessment for the company's domestic and international operations, as well as managing strategic planning at the corporate level, including the analysis and execution of mergers and acquisitions. From 1984 to 1987, Mr. Foley held financial positions in upstream operations and downstream and crude trading functions at Chevron Corporation, San Francisco, California, and New Orleans, Louisiana. From 1978 to 1982, Mr. Foley worked in engineering management and field engineering at Shell Oil Company in Houston, Texas, and Denver, Colorado. Mr. Foley received an M.B.A in Finance with distinction from The Wharton School at the University of Pennsylvania, Philadelphia, Pennsylvania (1983), and a B.S. & Masters Degree in Civil Engineering from Rice University, Houston, Texas (1976 & 1978).

John Dobitz - Senior Vice President, Engineering

Mr. Dobitz has served as our Senior Vice President, Engineering since October 16, 2006. From 2000 to 2006 Mr. Dobitz was the Director of Reservoir Engineering for the Kinder Morgan CO2 Company, where he supervised a five member engineering team and was responsible for reserve assessment, reservoir engineering, reservoir simulation, and other long range support of Midland reservoir engineers. From 1985 to 2000, Mr. Dobitz worked at Texaco in various reservoir engineer and project engineering capacities. From 1980 to 1985, Mr. Dobitz worked at Getty Oil conducting routine and special core analysis, PVT studies, and slim tube experiments. From 1978 to 1980, he worked at the Cabot Corporation as Plant Engineer, responsible for general maintenance and instrumentation for the Cabot special carbon black plant and liaison between contractors and plant personnel on major construction projects. Mr. Dobitz has been doing research, lab testing, engineering design and implementation, and reservoir simulation of hydrocarbon and CO2 miscible enhanced oil recovery projects since 1983. Mr. Dobitz has been a major team member or director of six previous miscible injection EOR projects with Texaco and Kinder Morgan CO2 Company. Mr. Dobitz received a degree in Petroleum Engineering from the University of Houston (M.S. 1986) and a degree in Chemical Engineering from the University of Nebraska (B.S. 1976).

Committees of the Board of Directors

We have standing audit, compensation and nominating and corporate governance committees of our Board of Directors. Each of these committees was formed on May 31, 2007. During fiscal year 2007, we did not have an audit, compensation and nominating and corporate governance committees.

Audit Committee

Subsequent to our 2007 fiscal year, our audit committee (the “Audit Committee”) was formed on May 31, 2007. The responsibilities of our Audit Committee include overseeing our financial reporting process, reporting the results of its activities to the Board of Directors, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter. The members of our Audit Committee are Messrs. McCoy (Chairman), Anderson and Sheinfeld. We have determined that Mr. McCoy meets the qualifications of an “Audit Committee Financial Expert” as that term is defined in Regulation S-K and the qualification of “financial sophistication” under NASDAQ rules.

Compensation Committee

The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. The members of the Compensation Committee are s currently comprised of three non-employee Board members, Messrs. Murray (Chairman), Anderson and Worthey.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee establishes internal corporate policies and nominates persons to serve on our Board of Directors. The members of the Nominating and Corporate Governance Committee are Messrs. Sheinfeld (Chairman), McCoy, Murray and Worthey.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and persons who own more than 10% of the Common Stock to file initial reports of ownership (Forms 3) and reports of changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission.

Based solely on a review of copies of such reports furnished to us and written representation that no other reports were required during the fiscal year ended March 31, 2007, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission with the following exceptions except that Mr. Andrei Stytsenko, a former member of our Board of Directors, inadvertently filed one Form 4 late.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers, and employees. The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies outlined in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics can be found at www.rancherenergy.com.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2007 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Compensation Philosophy

Our overall compensation philosophy is to provide a compensation package that enables us to attract, retain and motivate named executive officers to achieve our short-term and long-term business goals. Consistent with this philosophy, the following goals provide a framework for our named executive officers compensation program:

•	Pay competitively to attract, retain, and motivate named executive officers;

•	Relate total compensation for each named executive officer to overall company performance as well as individual performance;

•	Aggregate the elements of total compensation to reflect competitive market requirements and to address strategic business needs;

•	Expose a portion of each named executive officer’s compensation to risk, the degree of which will positively correlate to the level of the named executive officer’s responsibility and performance; and

•	Align the interests of our named executive officers with those of our stockholders.

During our last fiscal year and until May 2007, we did not have a compensation committee. Following the appointment to our board of five independent directors, which was completed following our last fiscal year which concluded March 31, 2007, we established a compensation committee consisting solely of independent directors. During the current fiscal year and going forward, we anticipate that our newly appointed compensation committee will review and may revise our compensation philosophy and executive compensation program.

Executive Compensation Program Overview

The executive compensation package available to our named executive officers is comprised of:

•	base salary;

•	long-term incentive compensation; and

•	other welfare and health benefits.

Base Salary

The base salary currently paid to our named executive officers is below market in light of their individual experience, duties, and scope of responsibilities, but commensurate with the start-up nature of our business. In the future, we intend for base salary to provide competitive levels of base compensation to our executives and be reflective of their experience, duties, and scope of responsibilities. We intend to pay competitive base salaries required to recruit and retain executives of the quality that we must employ to ensure our success. Our compensation committee, which is comprised of non-employee directors, will determine the appropriate level and timing of increases in base compensation for the named executive officers.

In making determinations of salary levels for the named executive officers, the compensation committee is likely to consider the entire compensation package for named executive officers, including the equity compensation provided under long-term compensation plans. We intend for the salary levels to be consistent with competitive practices of comparable institutions and each executive’s level of responsibility. The compensation committee is likely to determine the level of any salary increase after reviewing:

•	the qualifications, experience, and performance of the particular executive officer;

•	the compensation paid to persons having similar duties and responsibilities in other competitive institutions; and

•	the nature of our business, the complexity of its activities, and the importance of the executive’s contribution to the success of the business.

The compensation committee is likely to review a survey of compensation paid to named executive officers performing similar duties for oil & natural gas companies. The compensation committee is likely to review and adjust the base salaries of our executive officers when deemed appropriate.

Equity Awards

Equity awards for our named executive officers are and will be granted from our 2006 Stock Incentive Plan. During fiscal year 2007, however, we granted stock options to our President & CEO outside of the 2006 Stock Incentive Plan prior to the adoption of the 2006 Stock Incentive Plan. The compensation committee grants awards under the 2006 Stock Incentive Plan in order to align the interests of the named executive officers with our stockholders, and to motivate and reward the named executive officers to increase the stockholder value of the Company over the long term.

Under the 2006 Stock Incentive Plan, we have 10,000,000 shares of our common stock eligible for issuance as awards to employees, officers, and directors of the Company, as well as to other persons who provide services to us. The 2006 Stock Incentive Plan provides for all equity awards granted to officers and directors. Grants may include, but are not limited to, awards of stock options, restricted stock awards and restricted stock unit awards.

We believe that stock ownership is a significant incentive in aligning the interests of employees and stockholders, building stockholder value, and retaining our key employees.

Employment Agreements

In order to retain our senior executive officers, our Board of Directors determined it was in our best interests to enter into employment agreements with our executive officers. The employment contracts are referenced on the exhibit list included with this Amendment No.1 to the Annual Report and are described more fully below. We entered into these agreements to ensure that the executives perform their respective roles for an extended period of time. In addition, we also considered the critical nature of each of these positions and our need to retain these executives when we committed to the agreements.

The agreements establish the beginning base salary, eligibility for bonuses, benefits, perquisites, as well as a confidentiality covenant and, in the case of the Chief Executive Officer, non-solicitation and non-competition covenants.

Summary Compensation Table

The following table presents fiscal year 2007 compensation regarding our named executive officers who consist of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Senior Vice President Engineering, and our former Chief Executive Officer (our named executive officers) during the year ended March 31, 2007.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (A)	All Other Compen-sation (B)	Total

John Works President & Chief Executive Officer(C)	2007	$150,000	$—	$1,694,000	$—	$1,844,000

Daniel Foley Chief Financial Officer	2007	$37,500	$—	$2,073,143	$—	$2,110,643

Andrew Casazza Chief Operating Officer	2007	$80,000	$—	$847,947	$—	$927,947

John Dobitz Senior Vice President	2007	$84,792	$50,000	$2,041,920	$29,009	$2,205,721

Andrei Stytsenko President & Chief Executive Officer(D)	2007	$—	$—	$—	$—	$—

(A)
The amount in this column reflects the total grant date fair value for financial statement reporting purposes for awards granted in the fiscal year ended March 31, 2007, in accordance with FAS 123(R). There were no awards granted prior to fiscal 2007. Please refer to Note 7 of the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2007, which begin on page F-8, for a discussion of the assumptions made in the valuation of the stock option awards.

(B)	For Mr. Dobitz, Other Compensation included costs for moving expenses, fees for consulting work prior to becoming an employee, an automobile allowance, and contributions to Mr. Dobitz’ 401(k) account.

(C)	Mr. Works also served as a member of our Board of Directors for no additional compensation.

(D)
Mr. Stytsenko served for no compensation as our President & CEO through May 15, 2006 when Mr. Works became our President & CEO. Mr. Stytsenko also served as a member of our Board of Directors through April 20, 2007 for no compensation.

Employment Agreements; Potential Payments Upon Termination or Change-in-Control

Employment Agreements

We entered into an employment agreement with John Works, dated June 1, 2006, pursuant to which he agreed to become our President, Chief Executive Officer, and a member of our Board of Directors. The term of the agreement is two years beginning May 15, 2006. We amended Mr. Works’ employment agreement on March 14, 2007 pursuant to which we pay him an annual salary of $225,000 per year. Under Mr. Works’ agreement as amended, we reimburse him for out-of-pocket expenses incurred by him up to $10,000 per month and pay him an automobile allowance of $400 per month. In conjunction with his employment and as an incentive to become our President & Chief Executive Officer, we granted to Mr. Works, under his employment agreement, an option to purchase 4,000,000 shares of our common stock at a price of $0.00001 per share. The option vested 1,000,000 shares upon grant and vests 250,000 shares quarterly thereafter beginning June 1, 2006 through May 31, 2009.

On October 6, 2006, we promoted Andrew Casazza to Chief Operating Officer effective October 3, 2006. In connection with this promotion, on October 23, 2006, we entered into a three-year employment agreement ending on October 31, 2009 with Mr. Casazza for his employment as our Chief Operating Officer. Under Mr. Casazza’s employment agreement, Mr. Casazza was entitled to receive a base salary of $100,000, which was subsequently increased on March 14, 2007 to $160,000 per year. Mr. Casazza is eligible to receive a discretionary bonus for each calendar year during the term and is entitled to the coverage or benefits under any and all employee benefit plans maintained by us. On October 2, 2006, we granted Mr. Casazza an option to purchase 750,000 shares of our common stock at an exercise price of $1.75 per share. Mr. Casazza’s option vested 25% on the date of grant and vests 25% on each anniversary date thereafter.

On October 2, 2006, we entered into an employment agreement with Mr. John Dobitz, to become our Senior Vice President, Engineering. Pursuant to the employment agreement, Mr. Dobitz receives a base salary of $185,000, a year end bonus of $50,000, and was granted an option to purchase up to 1,500,000 shares of our common stock at an exercise price of $2.10 per share. The option vests annually over a three-year period from the date of grant, and will be exercisable for a term of five years, subject to early termination of Mr. Dobitz’s employment with us. In addition, Mr. Dobitz is entitled to the coverage or benefits under any and all employee benefit plans maintained by us.

We entered into an employment agreement, dated January 12, 2007, with Daniel Foley, to become our Chief Financial Officer. Pursuant to the employment agreement, we are obligated to pay Mr. Foley a base salary of $180,000 and a year end bonus to be determined by our Board of Directors, in its absolute discretion. On January 15, 2007, we also granted to Mr. Foley an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $3.19 per share. The option vests annually over a three-year period from the date of grant, and will be exercisable for a term of five years, subject to early termination of Mr. Foley’s employment with us. In addition, Mr. Foley is entitled to the coverage or benefits under any and all employee benefit plans maintained by us.

Potential Payments Upon Termination or Change-in-Control

Under Mr. Works’ employment agreement, if Mr. Works’ employment is terminated by us for cause, we are obligated to pay Mr. Works, within 30 days after the date of his termination, a lump sum payment in the amount equal to the sum of the accrued but unpaid base salary through the date of termination plus any unpaid approved expenses. If Mr. Works’ employment is terminated by us without cause, we are obligated to pay Mr. Works, within 30 days after the date of his termination, a lump sum payment an amount equal to the sum of three months base salary plus any unpaid approved expenses. In the event Mr. Works’ employment is terminated pursuant to his employment agreement with or without cause, Mr. Works will be entitled to purchase all shares that have vested under the option granted to him in conjunction with this employment. All unvested shares under the option will be forfeited.

If we terminate the employment of Messrs. Casazza, Foley or Dobitz, each named executive officer would be eligible, under each of their individual employment agreements, to receive the following potential payments upon termination. If we terminate the employment of any of the foregoing named executive officers without cause or if he resigns for good reason, the applicable officer is entitled to receive (i) his base salary accrued through the date of termination, (ii) any and all accrued vacation and accrued benefits through the date of termination and (iii) his base salary at the rate in effect on the date of notice of termination for a period of six months thereafter.

The following table describes and quantifies certain compensation that would become payable under the existing employment agreements with our executive officers if their employment had been terminated on March 31, 2007 by us without cause or by Messrs. Casazza, Foley and Dobitz for good reason given each of their compensation and service levels as of such date and, if applicable, based on our closing stock price on that date:

	By Company Without Cause	By Officer for Good Reason
Mr. Works	$56,250	—
Mr. Casazza	$80,000	$80,000
Mr. Foley	$90,000	$90,000
Mr. Dobitz	$92,500	$92,500

Grants of Plan Based Awards Table

The following table sets forth certain information with respect to stock options that were granted during the fiscal year ended March 31, 2007 to each of our named executive officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Closing Market Price of Common Stock on Date of Grant
John Works	5/15/06	—	4,000,000	$.00001	$1.45

Daniel Foley	1/15/07	—	1,000,000	$3.19	$3.19

Andrew Casazza	10/2/06	—	750,000	$1.75	$1.75

John Dobitz	10/16/06	—	1,500,000	$2.10	$2.10

Andrei Stytsenko (A)	—	—	—	—

(A)	Mr. Stytsenko served as our President & CEO through May 15, 2006 when Mr. Works became our President & CEO.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth certain information regarding stock options held by the named executive officers as of March 31, 2007.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) (B)	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date

John Works	750,000	2,250,000	$.00001	None

Daniel Foley	—	1,000,000	$3.19	1/15/12

Andrew Casazza	187,500	562,500	$1.75	10/2/11

John Dobitz	—	1,500,000	$2.10	10/16/11

Andrei Stytsenko (A)	—	—	—	—

(A)	Mr. Stytsenko served as our President & CEO through May 15, 2006 when Mr. Works became our President & CEO.

(B)
Mr. Works’ options vest 250,000 shares quarterly for each quarter ended from May 31, 2007 through May 31, 2009. Mr. Foley’s options vest 333,333 shares annually from January 15, 2008 through January 15, 2010. Mr. Casazza’s options vest 187,500 shares annually from October 2, 2007 through October 2, 2009. Mr. Dobitz’s options vest 500,000 shares annually from October 16, 2007 through October 16, 2009.

Option Exercises and Stock Vested Table

The following table sets forth certain information as to each of the named executive officers concerning exercises of stock options during the fiscal year ended March 31, 2007.

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (A)

John Works	1,000,000	$1,450,000

Daniel Foley	—	—

Andrew Casazza	—	—

John Dobitz	—	—

Andrei Stytsenko (B)	—	—

(A)
The value realized is equal to the amount that is taxable to the plan participant, which was the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(B)	Mr. Stytsenko served as our President & CEO through May 15, 2006 when Mr. Works became our President & CEO.

Pension Benefits

We do not have a defined benefit plan for senior executives. Therefore, the table disclosing the actuarial present value of each senior executive’s accumulated benefit under defined benefit plans, the number of years of credited service under each plan, and the amount of pension benefits paid to each senior executive during the year is omitted.

Non-Qualified Deferred Compensation

In the year ended March 31, 2007, we had no non-qualified deferred compensation plans or benefits for our executive officers or other employees. Therefore, the table disclosing contributions to non-qualified and other deferred compensation plans, each senior executive’s withdrawals, earnings and fiscal year balances in those plans is omitted.

Director Compensation

We began compensating our non-employee Directors following the conclusion of our last fiscal year, which ended March 31, 2007, using a mix of compensation, including: an annual cash retainer, meeting fees and committee chair fees and stock option and restricted stock grants. Directors who are our employees receive no additional compensation for serving on the Board of Directors.

Cash Compensation and Equity Compensation

All non-employee Directors receive $45,000 annual compensation, which is paid quarterly in shares of our common stock and is priced at the fair market value at the end of each fiscal quarter represented by the closing price on the last trading day of the quarter. Each non-employee Director also receives $6,000 per year, plus reasonable out of pocket expenses, to attend board meetings. If a non-employee Director is a member of a committee, he or she receives $4,000 per year for committee meetings. A committee chairman receives $6,000 per year, except an audit committee chairman receives $10,000 per year. Meeting payments are made quarterly and a Director may receive stock in lieu of cash under the 2006 Stock Incentive Plan, which will be computed using the ratio of $1.50 of our common stock for each $1.00 to be paid in cash to the Director.

All non-employee Directors also receive annual stock option grants under our 2006 Stock Incentive Plan. The following table contains information pertaining to the compensation of our non-employee Directors during the year ended March 31, 2007.

Name	Fees Earned Or Paid In Cash	Stock Awards	Option Awards (A)	All Other Compensation	Total

Mark Worthey (B)	—	—	$10,583	—	$10,583

(A)
Option Award compensation reflects the total grant date fair value as measured in accordance with FAS 123(R). Please refer to Note 7 of the Notes to Financial Statements for a discussion of the assumptions made in the valuation of the stock option awards.

(B)
On February 16, 2007, we granted Mr. Worthey 10,000 stock options with an exercise price per share of $1.63, the fair market value of our common stock on the date of grant. The option vests 50% on the first anniversary date of the grant date and 50% on the second anniversary date of the grant date, and is exercisable for a ten-year term.

Our Board of Directors appointed Messrs. William A. Anderson, Joseph P. McCoy, Patrick M. Murray, and Myron M. Sheinfeld, as members of the Board effective April 20, 2007 following the conclusion of our last fiscal year, to serve until the next annual meeting of shareholders or their successor is duly elected and qualified. We had no special arrangements, related party transactions or understandings with the foregoing Directors in connection with their appointment to the Board, except that the following compensation arrangements have been made. On April 20, 2007, each of the foregoing Directors was granted an option to purchase 10,000 shares of our common stock pursuant to the our 2006 Stock Incentive Plan. The exercise price of the initial grant is $1.02 per share, the fair market value of our common stock on the date of grant. The option vests 20% (2,000 shares) on each one year anniversary of the date of the initial grant and will be exercisable for a ten-year term. Each of the foregoing Directors also received a stock grant of 100,000 shares of our common stock that vests 20% (20,000 shares) on the date hereof with vesting 20% per year thereafter. On May 31, 2007, we granted 100,000 shares of our common stock to Mark Worthey that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter. The foregoing transaction was made to align his stock ownership interests with our other non-employee Directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee (Messrs. Murray, Anderson and Worthey) (i) was, during the fiscal year, an officer or employee of the Company; (ii) was formerly an officer of the Company; or (iii) had a relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included within this Amendment No.1 to the Annual Report on Form 10-K/A and incorporated into our Annual Report on Form 10-K for the year ended March 31, 2007. This report is provided by the following independent directors, who comprise the committee:

Members of the Compensation Committee:

Patrick Murray
William Anderson
Mark Worthey

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 26, 2007 there were 106,952,406 shares of our common stock outstanding. The following sets forth, as of July 26, 2007, the ownership of our common stock held by each person who beneficially owns more than 5% of our common stock, each of our directors, each executive officer, and all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly and the named person possesses sole voting and sole investment power with respect to all such shares. Shares not outstanding but deemed beneficially owned because a person or a member of a group has a right to acquire them within sixty (60) days after July 26, 2007 are treated as outstanding only when determining the amount and percentage owned by such person or such group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1),(2)	Percent of Common Stock Outstanding (3)
John Works, Director, President & Principal Executive Officer (4) 999-18th Street, Suite 1740 Denver, Colorado 80202	2,250,000	2.09%

William A. Anderson, Director (5) 999-18th Street, Suite 1740 Denver, Colorado 80202	132,603	*

Joseph P. McCoy, Director (6) 999-18th Street, Suite 1740 Denver, Colorado 80202	125,685	*

Patrick M. Murray (7) 999-18th Street, Suite 1740 Denver, Colorado 80202	115,411	*

Myron (Mickey) M. Sheinfeld (8) 999-18th Street, Suite 1740 Denver, Colorado 80202	115,411	*

Mark Worthey, Director (9) 999-18th Street, Suite 1740 Denver, Colorado 80202	122,603	*

John Dobitz, Senior Vice President, Engineering (10) 999-18th Street, No. 1740 Denver, Colorado 80202	0	*

Andrew F. Casazza, Chief Operating Officer (11) 999-18th Street, Suite 1740 Denver, Colorado 80202	187,500	*

Daniel P. Foley, Chief Financial Officer (12) 999-18th Street, Suite 1740 Denver, Colorado 80202	0	*

All Officers, Directors as a Group (9 persons)	3,049,213	2.84%

Old Westbury Real Return Fund (13) c/o Bessemer Trust 630 5th Avenue New York, New York 10111	10,882,224	9.79%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1),(2)	Percent of Common Stock Outstanding (3)
JANA Piranha Master Fund, Ltd. (14) c/o JANA Partners LLC 200 Park Avenue Suite 3300 New York, New York 10166	11,170,729	9.95%

Millennium Global Investments Limited (15) 57-59 St. James Street London, United Kingdom SW1A 1LD	10,856,103	9.67%

RAB Special Situations (Master) Fund Ltd. (16) c/o RAB Capital PLC 1 Adam Street London, United Kingdom WC2N 6LE	10,177,597	9.09%

Morgan Stanley & Co. for a/c Persistency Capital (17) 1221 Avenue of the Americas 28th Floor New York, New York 10020	6,785,063	6.15%

Hound Performance, LLC (18) 101 Park Ave, 47th Floor New York, NY 10178 212-984-2420	5,868,250	5.35%

SPGP (19), (20) 17 Avenue Matignon Paris, France 75008	6,511,250	5.94%

* Less than 1%

(1)
Under SEC Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Offering.

(2)	Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

(3)	Percentages are based on an aggregate 106,952,406 shares issued and outstanding as of July 26, 2007.

(4)
Mr. Works was granted an option to purchase 4,000,000 shares of common stock at an exercise price of $0.00001 per share pursuant to which he has purchased 2,000,000 shares of common stock, of which 50,000 shares are held in trust for his minor children. The remaining portion of the unexercised option will vest at a rate of 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service and 1,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. Options to purchase 250,000 shares of common stock will vest within the next 60 days. Works’ options were issued prior to the adoption of our 2006 Stock Incentive Plan.

(5)
On April 20, 2007, Mr. Anderson was granted an option to purchase 10,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.02 per share, which will vest 20% or 2,000 shares on each one year anniversary of the grant date and has a term of ten years. Mr. Anderson also has beneficial ownership and control over 10,000 shares of common stock held by Anderson Securities Corp. The 100,000 shares held directly by Mr. Anderson are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(6)
On April 20, 2007, Mr. McCoy was granted an option to purchase 10,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.02 per share, which will vest 20% or 2,000 shares on each one year anniversary of the grant date and has a term of ten years. The 100,000 shares held by Mr. McCoy are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(7)
On April 20, 2007, Mr. Murray was granted an option to purchase 10,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.02 per share, which will vest 20% or 2,000 shares on each one year anniversary of the grant date and has a term of ten years. The 100,000 shares held by Mr. Murray are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(8)
On April 20, 2007, Mr. Sheinfeld was granted an option to purchase 10,000 shares of common stock pursuant to the 2006 Stock Option Plan at an exercise price of $1.02 per share, which will vest 20% or 2,000 shares on each one year anniversary of the grant date and has a term of ten years. The 100,000 shares held by Mr. Sheinfeld are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(9)
The 100,000 shares held by Mr. Worthey are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter. Mr. Worthey also has an option to purchase 10,000 shares of common stock at an exercise price of $1.63 per share, which vest 50% on the first anniversary and 50% on the second anniversary of the date of grant.

(10)
Mr. Dobitz has options to purchase 1,500,000 shares of common stock at an exercise price of $2.10 per share, which vest 33-1/3% on October 16, 2007, 33-1/3% on October 16, 2008, and 33-1/3% on October 16, 2009.

(11)
Mr. Casazza has options to purchase 750,000 shares of common stock at an exercise price of $1.75 per share, which vested 25% on October 2, 2006, and will vest 25% on October 2, 2007, 25% on October 2, 2008 and 25% on October 2, 2009.

(12)
Mr. Foley has options to purchase 1,000,000 shares of common stock at an exercise price of $3.19 per share, which vest 33-1/3% on January 15, 2008, 33-1/3% on January 15, 2009, and 33-1/3% on January 15, 2010.

(13)
Old Westbury Real Return Fund holds warrants to purchase 6,666,666 shares of common stock at $1.50 per share until March 30, 2012. The holder of such warrants does not have the right to exercise warrants if the holder would beneficially own in excess of 9.99% of the Company’s common stock; consequently, the number of shares beneficially owned includes warrants to purchase 1,820,771 shares of common stock. W. Preston Stahl, Andrew M. Parker and Harold S. Woolley have voting power and investment control over shares held by Old Westbury Real Return Fund. Bessemer Investor Services, Inc., a member of NASD, is an affiliate of Bessemer Investment Management LLC, the Adviser of Old Westbury Real Return Fund.

(14)
JANA Piranha Master Fund, Ltd. holds warrants to purchase 5,333,333 shares of common stock at $1.50 per share until March 30, 2012. The holder of such warrants does not have the right to exercise the warrants if the holder would beneficially own in excess of 9.99% of the Company’s common stock. The number of shares beneficially owned includes warrants to purchase 5,227,126 shares of common stock. Barry Rosenskin and Gary Claer have voting power and investment control over shares held by JANA Piranha Master Fund, Ltd.

(15)
Includes 4,142,078 shares of our common stock held by Millennium Global High Yield Fund Limited and 1,380,692 shares of our common stock held by Millennium Global Natural Resources Fund Limited. Joseph Strubel of Millennium Global Investments Limited has voting power and investment control over shares held by Millennium Global Natural Resources Fund Limited and shares held by Millennium Global High Yield Fund Limited. Millennium Global Natural Resources Fund Limited holds warrants to purchase 4,000,000 shares of common stock and Millennium Global High Yield Fund Limited holds warrants to purchase 1,333,333 shares of common stock. Millennium Global Investments Limited has voting and investment authority over the warrants held by Millennium Global Natural Resources Fund Limited and the warrants held by Millennium Global High Yield Fund Limited. The warrants are exercisable at $1.50 per share until March 30, 2012. The holder of these warrants does not have the right to exercise warrants if the holder would beneficially own in excess of 9.99% of the Company’s common stock.

(16)
Includes warrants to purchase 5,000,000 shares of common stock at $1.50 per share until March 30, 2012, and of which the holder does not have the right to exercise warrants if the holder would beneficially own in excess of 9.99% of the Company’s common stock. Credit Suisse Client Nominees (UK) Limited acts as custodian for RAB Special Situations (Master) Fund Limited. RAB Special Situations (Master) Fund Limited has voting power and investment control over shares of stock held by Credit Suisse Client Nominees (UK) Limited.

(17)
Includes warrants to purchase 3,333,333 shares of common stock at $1.50 per share until March 30, 2012, and of which the holder does not have the right to exercise warrants if the holder would beneficially own in excess of 9.99% of the Company’s common stock. Andrew Morris has voting power and investment control over shares held by Morgan Stanley & Co. for a/c Persistency Capital.

(18)
Includes 1,803,213 shares of our common stock held by Hound Partners LP and 1,387,871 shares of our common stock held by Hound Partners Offshore Fund LP. John Auerbach, as manager of Hound Performance, LLC, has voting and investment authority over the shares held by Hound Partners LP and the shares held by Hound Partners Offshore Fund LP. Hound Partners LP holds warrants to purchase 1,326,400 shares of common stock. Hound Partners Offshore Fund LP holds warrants to purchase to purchase 1,340,266 shares of common stock. Hound Performance, LLC has voting and investment authority over the warrants held by Hound Partners LP and the warrants held by Hound Partners Offshore Fund LP. The warrants are exercisable at $1.50 per share until March 30, 2012, and of which the holder does not have the right to exercise warrants if the holder would beneficially own in excess of 9.99% of the Company’s common stock. In addition to the above-stated shares, John Auerbach has ultimate voting and investment over 10,500 shares owned by Hound Partners LLC.

(19)
Includes warrants to purchase 2,666,666 shares of common stock at $1.50 per share until March 30, 2012, and of which the holder does not have the right to exercise warrants if the holder would beneficially own in excess of 9.99% of the Company’s common stock. Guy-Philippe Bertin and Dimitri Meyer have voting power and investment control over shares of stock owned by SPGP.

(20)
Based solely on a July 17, 2007 stockholders’ list, no holder other than Old Westbury Real Return Fund, JANA Piranha Master Fund, Ltd., Millennium Global Investments Limited, RAB Special Situations (Master) Fund Ltd., Morgan Stanley & Co. for a/c Persistency Capital, Hound Performance, LLC, and SPGP is shown as beneficially owning of record more than 5% of the Company’s securities, other than the nominee CEDE & Co.

To the Company’s knowledge, there are no other beneficial holders of more than five percent (5%) of the Company’s common stock other than those persons listed in the foregoing table.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company that are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,335,000	$2.34	6,665,000
Equity compensation plans not approved by security holders (1)	3,000,000	$0.00001	-0-
Total	6,335,000	$1.23	6,665,000

(1) Includes 3,000,000 shares of common stock subject to inducement stock options granted to an executive officer in connection with employment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Parties

We have entered into an employment agreements with and issued stock options to our executive officers as more fully described in “Executive Compensation” below.

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

On April 20, 2007, our Board of Directors appointed Messrs. William A. Anderson, Joseph P. McCoy, Patrick M. Murray, and Myron M. Sheinfeld as members of the Board to serve until the next annual meeting of shareholders or their successor is duly elected and qualified. We had no special arrangements, related party transactions, or understandings with the foregoing appointed directors in connection with their appointment to the Board, except that compensation arrangements have been made as follows. On April 20, 2007, each newly appointed director was granted an option to purchase 10,000 shares of our common stock pursuant to our 2006 Stock Incentive Plan. The exercise price of the initial grant was $1.02 per share, the fair market value of our common stock on the date of grant. The option vests 20% (2,000 shares) on each one year anniversary of the date of the initial grant and will be exercisable for a ten-year term. Each newly appointed director will be entitled to receive annual grants of options to purchase 10,000 shares that will be priced at the future grant dates. Each newly appointed director also received a stock grant of 100,000 shares of the Company’s common stock that vests 20% (20,000 shares) on the date hereof with vesting 20% per year thereafter.

On May 31, 2007, we granted 100,000 shares of our common stock to Mark Worthey with the same vesting terms as the stock received by Messrs. Anderson, McCoy, Murray and Sheinfeld described above. The foregoing stock grant was made to align Mr. Worthey’s stock ownership interests with our other directors.

In addition, each of our non-employee directors will receive an annual retainer fee of $45,000 payable in shares of our common stock, to be paid quarterly and priced at fair market value at the end of each fiscal quarter. Each of our non-employee directors will also receive $6,000 per year, plus reasonable out of pocket expenses, to attend the quarterly Board meetings. If a non-employee director is a member of a committee, he will receive $4,000 per year and a committee chairman will receive $6,000 per year, except an audit committee chairman will receive $10,000 per year. Cash payments will be made quarterly. A director may receive stock in lieu of cash, which will be computed using the ratio of $1.50 of our common stock for each $1.00 to be paid in cash to the director.

Director Independence

Our Board of Directors is comprised of five individuals. We have determined that four of our directors (Messrs. Anderson, McCoy, Murray and Worthey) are each an “independent director” as defined under the published listing requirements of The NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table describes fees for professional audit services rendered by Hein & Associates LLP, our principal accountant, for the audit of our annual financial statements for the year ended March 31, 2007, for professional audit services rendered by Williams and Webster, P.S. for the audit of our annual financial statements for the year ended March 31, 2006 and fees billed for other services rendered by Hein & Associates LLP during the 2007 fiscal year and Williams and Webster, P.S. during the 2006 fiscal year. These amounts include fees paid to Hein & Associates LLP and Williams and Webster, P.S. as applicable.

Type of Fee	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$268,845	$12,205
Audit Related Fees (2)	29,750	-
Tax Fees (3)	1,580	-
All Other Fees (4)	-	-
Total	$300,175	$12,205

1.
Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by Hein & Associates LLP for the 2007 fiscal year and Williams and Webster, P.S. for the 2006 fiscal year for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and 1933 Act filings.

2.	No Audit Related Fees were paid to Williams and Webster, P.S during the reported fiscal periods.

3.	No Tax Fees were paid to Williams and Webster, P.S during the reported fiscal periods.

4.	No Other Fees were paid by us during the fiscal years indicated for products and services provided by Hein & Associates LLP or by Williams and Webster, P.S, other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of Hein & Associates LLP in providing services to us for the fiscal years ended March 31, 2007 and has concluded that such services are compatible with their independence as our auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

(1) Not applicable.

(2) Not applicable.

(3) Exhibits. See Exhibit List following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of July, 2007.

RANCHER ENERGY CORP.

/s/ John Works
John Works, President, Chief Executive Officer, Principal Executive Officer, Director, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (17)
3.4	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)

Exhibit	Description
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.28	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (20)
10.29	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (20)
14.1	Code of Business Conduct and Ethics (18)
16.1	Letter from Williams & Webster, P.S. regarding change in certifying accountant(19)
21.1	List of Subsidiaries (21)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer) (22)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer) (22)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

(1)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004 (File No. 333-116307).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006 (File No. 000-51425).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006 (File No. 000-51425).

(5)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006 (File No. 000-51425).

(6)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006 (File No. 000-51425).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006 (File No. 000-51425).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006 (File No. 000-51425).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 14,2006 (File No. 000-51425).

(10)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006 (File No. 000-51425).

(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006 (File No. 000-51425).

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006 (File No. 000-51425).

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(14)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007 (File No. 000-51425).

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007 (File No. 000-51425).

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007 (File No. 000-51425).

(17)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007 (File No. 000-51425).

(18)	Incorporated by reference from our Current Report on Form 8-K filed on June 6, 2007 (File No. 000-51425).

(19)	Incorporated by reference from our Current Report on Form 8-K/A filed on August 9, 2006 (File No. 000-51425).

(20)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007 (File No. 000-51425).

(21)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007 (File No. 000-51425).

(22)	Filed herewith.