Form 10-Q
period 2007-06-30
RANCHER ENERGY CORP.
filed 2007-08-08
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number: 000-51425

Rancher Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 - 18th Street, Suite 3400
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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

As of August 7, 2007, 106,952,406 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

Rancher Energy Corp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Rancher Energy Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	March 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,105,791	$5,129,883
Accounts receivable	519,877	453,709
Total current assets	3,625,668	5,583,592

Oil & gas properties, at cost (successful efforts method):
Unproved	56,052,765	56,079,133
Proved	18,642,261	18,552,188
Less: Accumulated depletion, depreciation, and amortization	(648,327)	(347,821)
Net oil & gas properties	74,046,699	74,283,500

Other assets, net of accumulated depreciation of $58,906 and $27,880, respectively	2,120,235	1,610,939
Total assets	$79,792,602	$81,478,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,077,726	$1,542,840
Accrued oil & gas property costs	724,359	250,000
Asset retirement obligation	175,187	196,000
Liquidated damages pursuant to registration rights arrangement	2,349,195	2,705,531
Total current liabilities	4,326,467	4,694,371

Long-term liabilities:
Asset retirement obligation	1,064,178	1,025,567

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, 275,000,000 shares authorized, 105,421,709 and 102,041,432 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	1,055	1,021
Additional paid-in capital	87,407,685	84,985,934
Accumulated deficit	(13,006,783)	(9,228,862)
Total stockholders’ equity	74,401,957	75,758,093

Total liabilities and stockholders’ equity	$79,792,602	$81,478,031

Rancher Energy Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2007	2006

Revenues:
Oil & gas sales	$1,330,479	$-

Operating expenses:
Production taxes	161,469	-
Lease operating expenses	599,914	-
Depreciation, depletion, and amortization	331,532	-
Accretion expense	45,990	-
Exploration expense	41,158	-
General and administrative expense	2,584,426	571,068
Total operating expenses	3,764,489	571,068

Loss from operations	(2,434,010)	(571,068)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	(1,377,110)	-
Interest expense	(71,239)	(34,644)
Interest and other income	104,438	1,365
Total other income (expense)	(1,343,911)	(33,279)

Net loss	$(3,777,921)	$(604,347)

Basic and fully diluted net loss per share	$(0.04)	$(0.02)

Basic and fully diluted weighted average shares outstanding	103,734,995	29,027,000

Rancher Energy Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, April 1, 2007	102,041,432	$1,021	$84,985,934	$(9,228,862)	$75,758,093

Liquidated damages pursuant to registration rights arrangement	1,880,277	19	1,803,979	-	1,803,998

Stock issued upon exercise of stock options	1,000,000	10	-	-	10

Restricted stock award	500,000	5	129,245	-	129,250

Common stock exchanged for services - non-employee directors	-	-	74,250	-	74,250

Common stock exchanged for services - non-employee	-	-	112,500	-	112,500

Stock-based compensation	-	-	343,133	-	343,133

Offering costs	-	-	(41,356)	-	(41,356)

Net loss	-	-	-	(3,777,921)	(3,777,921)

Balance, June 30, 2007	105,421,709	$1,055	$87,407,685	$(13,006,783)	$74,401,957

Rancher Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,777,921)	$(604,347)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation, depletion, and amortization	331,532	-
Accretion expense	45,990	-
Settlement of asset retirement obligation	(46,665)	-
Liquidated damages pursuant to registration rights arrangement	1,377,110	-
Imputed interest expense	70,552	30,000
Stock-based compensation expense	343,133	423,500
Restricted stock compensation expense	129,250	-
Services exchanged for common stock - non-employee directors	74,250	-
Services exchanged for common stock - non-employee	112,500	-
Other	-	2,284
Changes in operating assets and liabilities:
Accounts receivable	(66,168)	(40,344)
Other assets	(6,420)	-
Accounts payable and accrued liabilities	(465,114)	56,443
Net cash used for operating activities	(1,877,971)	(132,464)

Cash flows from investing activities:
Capital expenditures for oil & gas properties	(95,873)	(106,393)
Proceeds from conveyance of unproved oil & gas properties	525,000	-
Increase in other assets	(476,687)	(11,118)
Net cash used for investing activities	(47,560)	(117,511)

Cash flows from financing activities:
Payment of deferred financing costs	(57,215)	-
Proceeds from issuance of convertible notes payable	-	150,000
Payments of convertible notes payable	-	(150,000)
Proceeds from notes payable converted to common stock	-	500,000
Proceeds from sale of common stock and warrants	-	500,010
Proceeds from issuance of common stock upon exercise of stock options	10	-
Payment of offering costs	(41,356)	-
Net cash provided by (used for) financing activities	(98,561)	1,000,010

Increase (decrease) in cash and cash equivalents	(2,024,092)	750,035
Cash and cash equivalents, beginning of period	5,129,883	46,081

Cash and cash equivalents, end of period	$3,105,791	$796,116

Rancher Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Non-cash investing and financing activities:
Payables for purchase of oil & gas properties	$474,359	$515,214
Asset retirement asset and obligation	$18,473	$-
Common stock and warrants issued on payment of liquidated damages pursuant to registration rights arrangement	$1,803,998	$-

Rancher Energy Corp.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Organization and Summary of Significant Accounting Policies

Organization

Rancher Energy Corp. (Rancher Energy or the Company) was incorporated in Nevada on February 4, 2004. The Company acquires, explores for, develops and produces oil & natural gas, concentrating on applying secondary and tertiary recovery technology to older, historically productive fields in North America.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Rancher Energy Wyoming, LLC, a Wyoming limited liability company that was formed on April 24, 2007. In management’s opinion, the Company has made all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows. The consolidated financial statements should be read in conjunction with financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Other Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2007, and are supplemented in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2007. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2007.

Net Income (Loss) per Share

Basic net income (loss) per common share of stock is calculated by dividing net income (loss) available to common stockholders by the basic weighted-average of common shares outstanding during each period.

Fully-diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average of fully-diluted common shares outstanding, including the effect of other dilutive securities. The Company’s potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase shares of the Company’s common stock. Fully-diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. For the three months ended June 30, 2007, securities totaling 81,583,550 were excluded from fully-diluted weighted-average shares outstanding, consisting of 75,960,550 warrants and 5,623,000 options to acquire shares of the Company's common stock, as their effect would be anti-dilutive.

The following table sets forth the calculation of basic and fully-diluted loss per share:

	For the Three Months Ended June 30,
	2007	2006

Net loss	$(3,777,921)	$(604,347)
Basic weighted-average common shares outstanding	103,734,995	29,027,000
Basic and fully-diluted net loss per common share	$(0.04)	$(0.02)

 Note 2—Property Acquisitions

Cole Creek South Field and South Glenrock B Field Acquisitions

On December 22, 2006, the Company acquired certain oil & gas properties including (i) a 100% working interest (79.3% net revenue interest) in the Cole Creek South Field, which is located in Wyoming’s Powder River Basin; and (ii) a 93.6% working interest (74.5% net revenue interest) in the South Glenrock B Field, which is also located in Wyoming’s Powder River Basin.

Big Muddy Field Acquisition

On January 4, 2007, the Company acquired the Big Muddy Field, which is located in the Powder River Basin east of Casper, Wyoming.

Pro Forma Results of Operations

The following table reflects the pro forma results of operations for the three months ended June 30, 2006, as though the acquisitions had occurred on April 1, 2006. The pro forma amounts include certain adjustments, including recognition of depreciation, depletion, and amortization based on the allocated purchase price.

The pro forma results do not necessarily reflect the actual results that would have occurred had the acquisitions occurred during the period presented, nor does it necessarily indicate the future results of the Company and the acquisitions.

Three Months Ended June 30, 2006
Revenue	$1,204,145
Net loss	(511,820)
Net loss per basic and fully-diluted share	(0.01)

Note 3—Asset Retirement Obligations

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil & gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil & gas properties in the balance sheets. The Company depletes the amount added to proved oil & gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil & gas properties. Cash paid to settle asset retirement obligations is included in the operating section of the Company’s statements of cash flows.

The Company’s estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rate used to discount the Company’s abandonment liabilities was 13.1%. Revisions to the liability are due to changes in estimated abandonment costs and changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

The Company did not have any oil & gas properties prior to the Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field acquisitions discussed in Note 2, Property Acquisitions, and, consequently, did not have any asset retirement obligation liability. A reconciliation of the Company’s asset retirement obligation liability during the three months ended June 30, 2007 is as follows:

Balance, April 1, 2007	$1,221,567
Liabilities incurred	18,473
Liabilities settled	(46,665)
Accretion expense	45,990
Balance, June 30, 2007	$1,239,365

Current	$175,187
Long-term	1,064,178
$1,239,365

Note 4—Income Taxes

As of June 30, 2007, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

Effective April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption, there was no impact to the Company’s consolidated financial statements, and as of June 30, 2007, the Company did not have any unrecognized tax benefits, and no interest or penalties related to income tax reporting were reflected in the consolidated balance sheet and statement of operations. We do not expect any material changes to the unrecognized tax positions within the next 12 months.

The Company is subject to United States federal income tax and income tax from multiple state jurisdictions. Currently, the Internal Revenue Service is not reviewing any of the Company’s federal income tax returns, and agencies in states where the Company conducts business are not reviewing any of the Company’s state income tax returns. All tax years remain subject to examination by tax authorities, including for the period from February 4, 2004 through March 31, 2007.

Note 5—Common Stock

Registration and Other Payment Arrangements

In connection with the sale of certain Units, consisting of common stock and warrants to acquire common stock, the Company entered into agreements that require the transfer of consideration under registration and other payment arrangements, if certain conditions are not met. The following is a description of the conditions and those that have not been met as of June 30, 2007.

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

The Company made its first penalty payment by issuing 933,458 shares of Company common stock on May 18, 2007. The number of shares issued was based on 90% of the weighted average price for the 10 trading days preceding May 18, 2007, or $0.85 per share. The Company made its second penalty payment by issuing 946,819 shares of Company common stock on June 19, 2007. The number of shares issued was based on 90% of the weighted average price for the 10 trading days preceding June 19, 2007, or approximately $0.84 per share. The Company made its third penalty payment by issuing 1,321,799 shares of Company common stock on July 19, 2007. The number of shares issued was based on 90% of the weighted average price for the 10 trading days preceding July 19, 2007, or approximately $0.60 per share.

In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, as of the date of this Quarterly Report, the Company believes that it is probable that it will incur the obligation to pay liquidated damages on August 17, 2007 and September 17, 2007 and, consequently, the Company has recorded a contingent liability for these arrangements.

A reconciliation of the Company’s liquidated damages pursuant to registration rights arrangements during the three months ended June 30, 2007 is as follows:

Balance, April 1, 2007	$2,705,531
Obligations incurred	1,377,110
Imputed interest expense	70,552
Common stock issued in payment of obligations	(1,803,998)
Balance, June 30, 2007	$2,349,195

The amount of the estimated contingent liability is based on the assumption that all of the payments will be settled in shares of the Company’s common stock.

On May 18, 2007 and June 19, 2007, the portion of the current liability attributable to the issuance of shares of the Company’s common stock was reclassified to stockholders’ equity. During the Company’s second fiscal quarter, the portion of the current liability attributable to the issuance of shares of the Company’s common stock on July 19, 2007 will be reclassified to stockholders’ equity. Should the Company issue shares in connection with the liquidated damages that may come due on August 17, 2007 and September 17, 2007, the portion of the current liability attributable to those issuances will also be reclassified to stockholders’ equity.

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

It is possible that the SEC may object to, and reduce, the number of shares being registered. Should that happen, the Company would be obligated to pay liquidated damages to the holders of the registrable shares under the same terms discussed above.

Failure to maintain the equity conditions, a description of which follows, negates the Company’s ability to settle the liquidated damages in shares of common stock. The Company must ensure that:

•
Common stock is designated for quotation on OTC Bulletin Board, the New York Stock Exchange, the NASDAQ Global Select Market, the NASDAQ Global Market, the NASDAQ Capital Market, or the American Stock Exchange;

•	Common stock has not been suspended from trading, other than for two days due to business announcements; and

•	Delisting or suspension has not been threatened, or is not pending.

•	Shares of common stock have been delivered upon conversion of Notes and Warrants on a timely basis;

•	Shares may be issued in full without violating the rules and regulations of the exchange or market upon which they are listed or quoted;

•
Payments have been made within five business days of when due pursuant to the Securities Purchase Agreement, the Convertible Notes, the Registration Rights Agreement, the Transfer Agent Instructions, or the Warrants (Transaction Documents);

•	There has not been a change in control of the company, a merger of the company or an event of default as defined in the Notes; and

•	There is material compliance with the provisions, covenants, representations or warranties of all Transaction Documents.

There is an equity conditions failure if, on any day during the 10 trading days prior to when a registration-delay payment is due, the equity conditions have not been satisfied or waived.

Under the terms of the Securities Purchase Agreement, liquidated damages are due to the holders of the securities if the Company meets the applicable listing requirements on an approved exchange or market but the registrable shares are not listed by December 21, 2007 on an approved exchange or market. The liquidated damages are equal to 0.25% of the aggregate purchase price, or $198,000, payable in cash. The payments are due on the day of the listing failure.

Currently, there are no equity conditions failures and we are not subject to any listing requirements.

Note 6—Share-Based Compensation

Chief Executive Officer (CEO) Options

During the three months ended June 30, 2007, the Company's CEO exercised options to acquire 1,000,000 shares of common stock, for an exercise price of $10.00

2006 Stock Incentive Plan

During the three months ended June 30, 2007, options to purchase 40,000, 223,000 and 25,000 shares of common stock were granted to directors, employees and a consultant, respectively. The options granted have exercise prices of $1.02, $1.18 and $1.64, vest over five years, three years and one year, and have a maximum term of ten, five and five years, respectively. The fair value of the options granted was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility	76.00%
Expected option term	Five to 10 years
Risk-free interest rate	4.63% to 4.68%
Expected dividend yield	0.00%

The expected term of options granted was estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed by other comparable companies who had similar expected option terms. The risk free rate was based on the five-year and 10-year U.S. Treasury bond rate.

Subsequent Events

On August 7, 2007, the Company filed a Current Report on Form 8-K reporting the appointment of Mr. Richard E. Kurtenbach as the Company’s Chief Accounting Officer and Principal Accounting Officer, effective August 27, 2007. In accordance with the terms of his employment agreement with the Company, Mr. Kurtenbach will be granted an option pursuant to the Company’s 2006 Stock Incentive Plan to purchase up to 450,000 shares of the Company’s common stock at a per-share exercise price equal to the fair market value of the Company’s common stock on the date of grant, which will be Mr. Kurtenbach’s first day of employment. The option will vest ratably over a three-year period from the date of grant, and will be exercisable for a term of five years, subject to early termination of Mr. Kurtenbach’s employment with the Company.

In the Form 8-K Report, the Company also reported that Daniel Foley, the Company’s Chief Financial Officer, gave notice of his intention to resign from the Company effective August 31, 2007. Mr. Foley’s option to purchase 1,000,000 shares of the Company’s common stock, which option was granted to him in accordance with the terms of his employment agreement with the Company, will terminate one month after Mr. Foley’s employment with the Company terminates.

Restricted Stock Award

On April 20, 2007, four new members were appointed to our Board of Directors. Each newly appointed director received a stock grant of 100,000 shares of the Company’s common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter. On May 31, 2007, the remaining independent Board member not covered by the April 20, 2007 award received a stock grant of 100,000 shares of the Company’s common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter.

On May 22, 2007, the Company issued 400,000 shares of common stock to the four new members, and on June 26, 2007, the Company issued 100,000 shares of common stock to the remaining independent Board member. Pursuant to the vesting discussed above, of the total fair market value at the date of grant of $517,000, $129,250 has been reflected as a charge to general and administrative expense in the statement of operations in the statement of operations, with a credit of $5 to common stock and $129,245 to additional paid-in capital.

Common Stock Exchanged for Services

Consulting Agreement

On February 2, 2007, the Company entered into an agreement with an executive search firm to recruit additional members for its Board of Directors. Upon acceptance and retention of the additional directors, the Company could pay a portion of the executive search firm’s services in shares of common stock.

On April 20, 2007, four new members were appointed to our Board of Directors. On April 23, 2007, the Company and the executive search firm agreed to payment of a portion of services through the issuance of 107,143 shares of common stock at a price of $1.05 per share, the closing price on that date. The stock issuance was authorized by the Board of Directors on June 27, 2007. For the three months ended June 30, 2007, total compensation of $112,500 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital. As the shares were issued on July 17, 2007, the Company will reflect a credit to common stock, with a corresponding charge to additional paid-in capital, during the second quarter ending September 30, 2007.

Board of Director Fees

On April 20, 2007, the Board of Directors approved a resolution whereby members may receive stock in lieu of cash for Board meeting fees, Committee meeting fees and Committee Chairmen fees. For the three months ended June 30, 2007, board members elected to receive 101,713 shares of common stock in lieu of cash, valued at $0.73 per share, the closing price of the Company’s stock on June 29, 2007. Total compensation of $74,250 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital. As the shares were issued on July 23, 3007, the Company will reflect a credit to common stock, with a corresponding charge to additional paid-in capital, during the second quarter ending September 30, 2007.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are “forward-looking statements”, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

•	business strategy;

•	carbon dioxide (CO2) availability, deliverability, and tertiary production targets;

•	construction of a CO2 pipeline and surface facilities;

•	inventories, projects, and programs;

•	other anticipated capital expenditures and budgets;

•	future cash flows and borrowings;

•	the availability and terms of financing;

•	oil reserves;

•	reservoir response to CO2 injection;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil prices;

•	production;

•	lease operating expenses, general and administrative costs, and finding and development costs;

•	availability and costs of drilling rigs and field services;

•	future operating results; and

•	plans, objectives, expectations, and intentions.

These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other sections of this Quarterly Report. Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2007. All forward-looking statements speak only as of the date of this Quarterly Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Organization

Rancher Energy is an independent energy company which explores for and develops, produces, and markets oil & gas in North America. Prior to April 2006, Rancher Energy, formerly known as Metalex Resources, Inc. (“Metalex”), was engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006, stockholders voted to change the name to Rancher Energy Corp. Since April 2006, we have employed a new Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Senior Vice President, Engineering, and are actively pursuing oil & gas prospects in the Rocky Mountain region.

Outlook for the Coming Year

The following summarizes our goals and objectives for the next twelve months:

•	Borrow funds to implement our development plans;

•	Construct a CO2 pipeline;

•	Initiate development activities in our fields; and

•	Pursue additional asset and project opportunities that are expected to be accretive to stockholder value.

We operate three fields in the Powder River Basin, Wyoming, which is located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, are the South Glenrock B Field, the Big Muddy Field, and the Cole Creek South Field. All three fields currently produce some oil and are CO2 tertiary recovery candidates. We plan to substantially increase production in our fields by using CO 2 injection and other enhanced oil recovery (EOR) techniques. To fund the acquisition of the three fields and our operating expenses, from June 2006 through January 2007, we sold $89.3 million of our securities in two private placements. In December 2006, we also entered into an agreement with the Anadarko Petroleum Corporation to supply us with CO2 needed to conduct CO2 tertiary recovery operations in our three fields.

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

Our plans for EOR development of our oil fields are dependent on our obtaining substantial additional funding. The raising of that funding is dependent on many factors, some of which are outside our control, and is not assured. One major factor is the level of and projected trends in oil prices, which we cannot protect against by hedging at this time.

We plan to begin CO2 development operations in the South Glenrock B Field, and preliminary development in the Big Muddy Field. We also plan to make capital expenditures relating to existing production in the three fields. The sum of our planned general and administrative costs, operating costs, CO2 purchase costs, and field development capital expenditures for the fiscal years ending March 31, 2008 and 2009 are estimated to be approximately $90 to $95 million and $70 to $75 million, respectively. Of the fiscal year 2008 costs, about $75 million is projected for the South Glenrock B Field and Big Muddy Field projects, with about two-thirds of this cost for 3-D seismic, and well drilling and conversion for CO2 injection, and the remainder for compressors and facilities. Since the acquisition of the three fields, other than the agreement with Anadarko for supply of CO2, we have made no major capital expenditures nor any firm commitments for major future capital expenditures to date.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following is a comparative summary of our results of operations:

	Three Months Ended June 30,
	2007	2006

Revenues:
Oil production (in barrels)	22,434	-
Oil price (per barrel)	$59.31	$-
Oil & gas sales	1,330,479	-

Operating expenses:
Production taxes	161,469	-
Lease operating expenses	599,914	-
Depreciation, depletion, and amortization	331,532	-
Accretion expense	45,990	-
Exploration expense	41,158	-
General and administrative expense	2,584,426	571,068
Total operating expenses	3,764,489	571,068

Loss from operations	(2,434,010)	(571,068)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	(1,377,110)	-
Interest expense	(71,239)	(34,644)
Interest and other income	104,438	1,365
Total other income (expense)	(1,343,911)	(33,279)

Net loss	$(3,777,921)	$(604,347)

Overview. For the three months ended June 30, 2007, we reported a net loss of $3,777,921, or $(0.04) per basic and fully-diluted share, compared to a net loss of $604,347, or $(0.02) per basic and fully-diluted share, for the corresponding three months of 2006. On December 22, 2006, we completed our acquisition of the Cole Creek South Field and South Glenrock B Field, and on January 4, 2007, we completed our acquisition of the Big Muddy Field. We did not have any oil & gas properties during the three months ended June 30, 2006. Included in the net loss of $3,777,921 are non-cash charges of $1,377,110 for liquidated damages pursuant to a registration rights arrangement, and $659,133 for stock-based compensation expense, restricted stock compensation, and services exchanged for common stock to non-employees and non-employee directors.

Revenue, production taxes, and lease operating expenses. For the three months ended June 30, 2007, we reflected oil & gas sales of $1,330,479 on 22,434 barrels of oil at $59.31 per barrel, production taxes (including ad valorem taxes) of $161,469 and lease operating expenses of $599,914, as compared to $0, $0 and $0, respectively, for the corresponding three months ended June 30, 2006. For the three months ended June 30, 2007, production taxes per barrel of production were $7.20, and lease operating expenses were $26.74 per barrel.

Depreciation, depletion, and amortization. For the three months ended June 30, 2007, we reflected depreciation, depletion, and amortization of $331,532 as compared to $0 for the corresponding three months ended June 30, 2006. For the three months ended June 30, 2007, depreciation, depletion, and amortization of oil & gas properties was $13.40 per barrel of production.

Accretion expense. For the three months ended June 30, 2007, we reflected accretion expense of $45,990 as compared to $0 for the corresponding three months ended June 30, 2006. We have reflected accretion of our asset retirement obligation associated with the Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field.

Exploration expense. For the three months ended June 30, 2007, we reflected exploration expense of $41,158 as compared to $0 for the corresponding three months ended June 30, 2006. The exploration expense is attributed to geological and geophysical work at our Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field.

General and administrative expense. For the three months ended June 30, 2007, we reflected general and administrative expenses of $2,584,426 as compared to $571,068 for the corresponding three months ended June 30, 2006. The increase is primarily attributed to focusing our efforts on building our oil & gas infrastructure. For the three months ended June 30, 2007, included in general and administrative expenses are stock-based compensation, restricted stock compensation, and services exchanged for common stock to non-employees and non-employee directors that aggregate $659,133. Other key elements comprising the increase include salaries, Sarbanes-Oxley compliance, audit fees, legal, and reservoir engineering. For the three months ended June 30, 2006, included in general and administrative expenses is stock-based compensation of $423,500.

Liquidated damages pursuant to registration rights agreement. In connection with our equity private placement in December 2006 and January 2007, we entered into a registration rights agreement and agreed to file a registration statement to register for resale the shares of common stock. The agreement includes provisions for payment if the registration statement is not declared effective by May 20, 2007, and additional payments are due if there are additional delays in obtaining effectiveness. During the fourth quarter of fiscal 2007, we determined that the obligation to pay the liquidated damages was both probable and could be estimated, and we reflected three months of estimated damages totaling $2,705,531 in that quarter.

During the three months ended June 30, 2007, we determined that we may incur additional damages. Consequently, we reflected two months of damages totaling $1,377,110.

Interest expense. For the three months ended June 30, 2007, we reflected interest expense of $71,239 as compared to $34,644 for the corresponding three months ended June 30, 2006. The increase is primarily attributed to imputed interest on the liquidated damages pursuant to the registration rights arrangement discussed above.

Interest income. For the three months ended June 30, 2007, we reflected interest income of $104,438 as compared to $1,365 for the corresponding three months ended June 30, 2006. The interest income was derived from earnings on excess cash derived from our December 2006 and January 2007 private placement of units, consisting of common stock and warrants to acquire shares of common stock.

Liquidity and Capital Resources

As of June 30, 2007, we had a working capital deficiency of $700,799. Current liabilities include $2,349,195 for penalty payments pursuant to the registration rights agreement, all of which we have settled, or expect to settle, in shares of our common stock. On July 19, 2007, $866,142 was paid by the issuance of stock.  We anticipate that the two remaining penalty payments totaling $1,483,053 will also be settled in stock on August 17, 2007 and September 17, 2007.

We have revenue from production operations in our three fields.  However, we currently have negative cash flow from operating activities.  Monthly oil & gas production revenue is adequate to cover monthly field operating costs and production taxes at the current time.  Only a portion of the remaining cash costs, which consist primarily of general and administrative expenses, are covered by cash flow.

Our currently available cash sources are not sufficient to fund our planned expenditures for the tertiary development of our three fields.  Essentially all of the necessary funding for their development is expected to come from, and is dependent on, successful completion of a debt financing.  As of June 30, 2007, the Company was debt-free.

We are making plans to seek a debt financing (Debt Financing) in an amount sufficient to fund our expected expenditures in furtherance of our EOR plans. In the interim, we will likely seek a bridge debt financing (Bridge Financing).

Completion of the Bridge Financing and Debt Financing will be subject to market conditions and Company-specific factors.  Without receipt of proceeds from these facilities, the Company’s negative cash flow is projected to be covered by available cash through the third quarter of calendar year 2007.  However, in the event we are not successful in raising either the Bridge Facility or the Credit Facility, we do not plan to allow negative monthly cash flow to remain at current levels.  Rather, we plan to address the situation at that time by reducing staffing levels to reduce cash requirements and potentially, if available, by using proceeds of a senior revolving debt facility supported by our proved producing reserves to increase near-term production rates and cash flow.

Cash Flows

The following is a summary of Rancher Energy’s comparative cash flows:

	For the Three Months Ended June 30,
	2007	2006
Cash flows from:
Operating activities	$(1,877,971)	$(132,464)
Investing activities	(47,560)	(117,511)
Financing activities	(98,561)	1,000,010

Cash flows used for operating activities increased primarily as a result of general and administrative expenses incurred in connection with the expansion of the Company’s oil & gas operations.

Cash flows used for investing activities decreased modestly. During the three months ended June 30, 2007 and 2006, net cash used for investing activities included expenditures of $95,873 and $106,393 for oil & gas properties, and $476,687 and $11,118 for other equipment, respectively. Expenditures for oil & gas properties during the three months ended June 30, 2007 were reduced by net proceeds of $525,000 from the conveyance of certain unproved oil & gas properties.

During the three months ended June 30, 2007, cash flows used for financing activities included expenditures of $57,215 for deferred financing costs in connection with the proposed Debt Financing discussed above, and $41,356 for offering costs associated with the registration of certain equity securities included in our Form S-1/A (Amendment No. 1) filed with the Securities and Exchange Commission on July 19, 2007. During the three months ended June 30, 2006, cash flows provided by financing activities included $500,000 of proceeds from the issuance of notes payable that were converted to common stock, and $500,010 of proceeds from the sale of common stock and warrants in connection with a Regulation S offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the year ended March 31, 2007. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the three months ended June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). We view internal control over financial reporting to be an integral part of our disclosure control over financial reporting. Based on the evaluation of our Chief Executive Officer and Chief Financial Officer that there are material weaknesses in our internal control over financial reporting, we concluded that our disclosure controls and procedures are not effective. The weaknesses and our remediation efforts were discussed in our Form 10-K filed with the SEC on June 29, 2007.

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

 Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2007 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

1.	The appointment of four new independent directors;

2.	The establishment of an Audit Committee;

3.	The establishment of a Compensation Committee;

4.	The establishment of a Nominating and Corporate Governance Committee;

5.	The adoption of an updated Code of Business Conduct and Ethics; and

6.	The adoption of an Insider Trading Policy.

Because these controls have not been tested, the operating effectiveness of these changes has yet to be evaluated.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors, discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition and/or future results of operations. The risks, described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 31, 2007, we granted 100,000 shares of our common stock to Mark Worthey, a director, which vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter for serving on our Board of Directors. The foregoing transaction was made to align his stock ownership interests with our other directors and pursuant to Section 4(2) of the Securities Act.

Pursuant to the terms of a consulting agreement that we previously entered into with an executive search consulting firm, on June 27, 2007 the Board authorized the grant of 107,143 shares of our common stock in the aggregate, pursuant to our 2006 Stock Incentive Plan, to the principals of the consulting firm as partial consideration for the services provided to us by the consulting firm. The foregoing transaction was made pursuant to Section 4(2) of the Securities Act.

On July 23, 2007, pursuant to our compensation arrangement with our non-employee directors, we issued 101,713 shares of our common stock in the aggregate under our 2006 Stock Incentive Plan to our non-employee directors for their service on our Board of Directors and for attending board and committee meetings, as the case may be. More specifically, we issued to the following directors the shares specified: (i) William A. Anderson, 22,603 shares; (ii) Joseph P. McCoy, 25,685 shares, (iii) Patrick M. Murray, 15,411 shares, (iv) Myron M. Sheinfeld, 15,411 shares, and (v) Mark Worthey, 22,603 shares. The foregoing issuances were made pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (17)
3.4	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)

Exhibit	Description
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.28	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (19)
10.29	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (18)
10.30	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(20)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer) (21)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer) (21)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)

(1)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004 (File No. 333-116307).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006 (File No. 000-51425).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006 (File No. 000-51425).

(5)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006 (File No. 000-51425).

(6)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006 (File No. 000-51425).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006 (File No. 000-51425).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006 (File No. 000-51425).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2006 (File No. 000-51425).

(10)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006 (File No. 000-51425).

(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006 (File No. 000-51425).

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006 (File No. 000-51425).

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(14)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007 (File No. 000-51425).

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007 (File No. 000-51425).

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007 (File No. 000-51425).

(17)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007 (File No. 000-51425).

(18)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007 (File No. 000-51425).

(19)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007 (File No. 000-51425).

(20)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007 (File No. 000-51425).

(21)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.
(Registrant)

Dated: August 8, 2007	By:	/s/ John Works
John Works
President, Chief Executive Officer, Secretary and Treasurer

Dated: August 8, 2007	By:	/s/ Daniel P. Foley
Chief Financial Officer