Form 10-K/A
period 2007-03-31
RANCHER ENERGY CORP.
filed 2007-09-07
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

999-18th Street, Suite 3400 Denver, Colorado 80202
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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Form 10-K for the fiscal year ended March 31, 2007, originally filed on June 29, 2007 (the “Original Annual Report”). This Amendment does not amend our Amendment No. 1 on Form 10-K/A for the fiscal year ended March 31, 2007 that was originally filed on July 27, 2007 to include the information required by Part III.

We are filing this Amendment to address matters that were raised by the Securities and Exchange Commission in their comment letter of August 17, 2007 as follows:

Item 1A - Risk Factors provides additional disclosures of the risks associated with our plan to conduct CO2 tertiary recovery operations on older fields that may be significantly depleted of oil, our plan to conduct 3-D seismic surveys to provide additional reservoir information on our fields, our failure to maintain effective internal control over financial reporting, and the removal of the reference to Daniel P. Foley as a member of our management team following his resignation as our Chief Financial Officer;

Item 6 - Selected Financial Data previously provided certain financial information on a combined basis and has been revised to provide required information solely on a separate-entity basis;

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations previously provided certain financial information on a combined basis and has been revised to limit combined financial information to those items not affected by purchase adjustments (revenues, production taxes and lease operating expenses). In addition, discussion of remaining financial components has been limited to Rancher Energy Corp. We have also provided additional disclosure of the material uncertainties that are associated with the methods, assumptions and estimates regarding our critical accounting policies and estimates. Where applicable, we have also updated forward-looking statements; and

Item 9A - Controls and Procedures provides additional disclosure of the estimated overall costs of implementing corrective measures to address the described material weaknesses.

In addition, in connection with the filing of this Amendment, and pursuant to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. As a result of the departure of Daniel P. Foley as our Chief Financial Officer, John Works, our Chief Executive Officer, has been appointed our interim Chief Financial Officer and thus has executed such certificates. Except as described above, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. The Original Annual Report also included a Cautionary Statement concerning forward-looking statements, which is also applicable to this Amendment.

i

As used in this document, references to “Rancher Energy”, “our company”, “the Company”, “we”, “us”, and “our” refer to Rancher Energy Corp. and its wholly-owned subsidiary. In this Amendment, the “Cole Creek South Field” also is referred to as the “South Cole Creek Field”.

ii

PART I

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Amendment and the Original Annual Report, before making an investment in our common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition, or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.

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

We plan to conduct our CO2 tertiary recovery operations on older fields that may be significantly depleted of oil, which could lead to an adverse impact on our future results.

We operate three fields in the Powder River Basin, Wyoming. In all three fields oil was discovered years ago and production has been ongoing. Our strategy is to substantially increase production and reserves in these fields by using CO2 injection and other EOR techniques. However, there is a risk that the properties may be significantly depleted of oil, and if so, our future results could be impacted negatively.

We plan to conduct 3-D seismic surveys to provide additional reservoir information on our fields; however, there is no assurance those surveys will allow us to know conclusively if oil is present in economic quantities.

We plan to do various work prior to initiating CO2 injection in the oil fields that we have recently acquired. Among other things, we intend to conduct a 3-D seismic survey on the South Glenrock B and Big Muddy Fields in conjunction with our development program to better determine injection pattern locations and alignment. 3-D seismic surveys are used to provide additional information before undertaking oil operations. However, use of 3-D seismic is an interpretive tool and will not allow us to know conclusively if oil is present, and if present, if it is in economic quantities. Moreover, 3-D seismic survey data is frequently interpreted in different ways by different petroleum professionals. Other petroleum professionals may have materially different interpretations of the same seismic data than we do.

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

Our success is dependent, in large part, on the continued services of John Works, our President & Chief Executive Officer, John Dobitz, our Senior Vice President, Engineering, and Andrew Casazza, our Chief Operating Officer. There is no guarantee that any of the members of our management team will remain employed by us. While we have employment agreements with them, their continued service cannot be assured. The loss of our senior executives could harm our business.

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

Some of the information in this Amendment and in the Original Annual Report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue”, or similar words. Statements that contain these words should be read carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this Amendment and in the Original Annual Report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations, and financial condition.

Our failure to maintain effective internal control over financial reporting may not allow us to accurately report our financial results, which could cause our financial statements to become materially misleading and adversely affect the trading price of our stock.

In Item 9A of this report, we report the determination of our management that we have material weaknesses in our internal control over financial reporting. The determination was made by management that: (a) our operating environment did not sufficiently promote effective internal control over financial reporting throughout the organization, (b) we did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles (GAAP), and (c) we did not adequately segregate duties of different personnel in our accounting department due to an insufficient complement of staff and inadequate management oversight. We are taking steps to remediate the material weaknesses. If we fail to correct the material weaknesses in our internal control over financial reporting, our business could be harmed and the stock price of our common stock could be adversely affected.

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

In connection with our December 2006 and January 2007 equity private placement we entered into various agreements that obligate us to make payments to the investors if we fail to meet filing and other deadlines relating to the registration for resale of the shares of common stock and shares of common stock underlying the warrants sold in the private placement and other matters. The potential payments are detailed in Note 6 - Sale of Common Stock and Warrants to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2007 in Part IV, Item 15, of the Original Annual Report. We have recently made two penalty payments in shares due to a failure to obtain effectiveness of the registration statement and more penalty payments may need to be made in the future. The issuances of shares to the investors in the equity private placement will result in a dilution of the percentage ownership of the common stock held by our other stockholders. If we are required to make substantial payments, our liquidity and capital resources could be adversely affected as well as our operating plans.

PART II

ITEM 6. SELECTED FINANCIAL DATA.

In addition to the GAAP presentation of Rancher Energy Corp.’s historical results for the years ended March 31, 2007, 2006, 2005, and 2004, we have provided the following results for its Predecessor (the Cole Creek South Field and the South Glenrock B Field) and its Predecessor’s Predecessor (Pre-Predecessor) because we believe such financial information may be useful in gaining an understanding of the impact of the acquisitions on Rancher Energy Corp.’s underlying historical performance and future financial results. The information is not presented on a GAAP basis and is not necessarily comparable between periods.

The following selected financial data reflects the following:

•
Rancher Energy Corp. revenues, production taxes, lease operating expenses, loss from continuing operations, and loss from continuing operations per share for the years ended March 31, 2007, 2006, 2005, and 2004;

•	Rancher Energy Corp. total assets as of March 31, 2007, 2006, 2005, and 2004;

•
Predecessor revenues, production taxes, lease operating expenses, and income (loss) from continuing operations for the period from January 1, 2006 through December 21, 2006 (the date of acquisition of the Predecessor by Rancher Energy Corp.), the year ended December 31, 2005, and for the period from September 1, 2004 (the date that the Predecessor was acquired from the Pre-Predecessor) through December 31, 2004;

•	Predecessor total assets as of December 21, 2006 and December 31, 2005; and

•	Our Pre-Predecessor’s revenues, production taxes, lease operating expenses, and excess of revenues over expenses for the period from January 1, 2004 through August 31, 2004.

	Year Ended March 31,
	2007	2006	2005	2004
	(1)(2)
Rancher Energy Corp.:
Revenues	$1,161,819	$-	$-	$-
Production taxes	136,305	-	-	-
Lease operating expenses	700,623	-	-	-
Loss from continuing operations	(8,702,255)	(124,453)	(27,154)	(375,000)
Loss from continuing operations per share	(0.16)	(0.00)	(0.00)	(0.01)
Weighted average shares outstanding	53,782,291	32,819,623	70,000,000	70,000,000

Total assets (as of period end)	81,478,031	46,557	4,749	-

	For the Period from January 1, 2006 through December 21, 2006	Year Ended December 31, 2005	For the Period from September 1, 2004 through December 31, 2004
Predecessor:
Revenues	$4,488,315	$3,713,973	$772,449
Production taxes	493,956	428,905	81,868
Lease operating expenses	2,944,287	1,537,992	360,207
Income (loss) from continuing operations	(577,740)	26,886	(78,415)

Total assets (as of period end)	14,597,618	13,058,437

			For the Period from January 1, 2004 through August 31, 2004
Pre-Predecessor:
Revenues			$440,383
Production taxes			204,454
Lease operating expenses			47,033
Excess of revenues over expenses			188,896

We do not have long-term obligations or redeemable preferred stock, and we have not declared any cash dividends.

(1)  We completed our acquisition of the Cole Creek South and the South Glenrock B fields (Predecessor) on December 22, 2006.
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

The Cole Creek South Field is located in Converse County, Wyoming approximately six miles northwest of the town of Glenrock. The field was discovered in 1948 by the Phillips Petroleum Company. In March 2007, production from the Cole Creek South Field was approximately 84 BOPD gross, and 66 BOPD net to our interests, of primarily 34 degree API sweet crude oil.

The South Glenrock B Field is also located in Converse County, Wyoming. The field was discovered in 1950 by Conoco, Inc. Bisected by Interstate 25, the field produces from the Dakota and Muddy sandstone reservoirs that are draped over a structural nose with 2,000 feet of relief. Production is maintained by secondary recovery efforts that were initiated in 1961. In March 2007, production from the South Glenrock B Field was approximately 199 BOPD gross, and 152 BOPD net to our interests, of primarily 35 degree API sweet crude oil.

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

Water flooding was initiated in the Frontier formation in 1957 and later expanded to the Dakota and Lakota formations. Over 800 completions have occurred in the field. At the current time, only a few wells are active. Production in March 2007 was approximately 18 BOPD gross, and 14 BOPD net to our interests, of primarily 36 degree API sweet crude oil.

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

We plan to begin CO2 development operations in the South Glenrock B Field, and preliminary development in the Big Muddy Field. We also plan to make capital expenditures relating to existing production in the three fields. If we obtain additional financing by October 2007, we plan to make capital expenditures for CO2 pipeline construction, field development, and CO2 purchases totaling approximately $90 million in the fiscal year ending March 31, 2008, and an additional $120 million in the fiscal year ending March 31, 2009. Of the fiscal year 2008 costs, about $65 million is projected for the South Glenrock B Field and Big Muddy Field projects, with about two-thirds of this cost for 3-D seismic, and well drilling and conversion for CO2 injection, and the remainder for compressors and facilities. Since the acquisition of the three fields, other than the agreement with Anadarko for supply of CO2, we have made no major capital expenditures nor any firm commitments for future capital expenditures to date.

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

Results of Operations, Including Combined Results

In addition to the GAAP presentation of Rancher Energy Corp.’s historical results for the years ended March 31, 2007. 2006 and 2005, we have provided combined revenues, production taxes and lease operating expenses for Rancher Energy Corp., its Predecessor (the Cole Creek South Field and the South Glenrock B Field) and its Predecessor’s Predecessor (Pre-Predecessor) because we believe such financial information may be useful in gaining an understanding of the impact of the acquisitions on Rancher Energy Corp.’s underlying historical performance and future financial results. The combined information is not presented on a GAAP basis and is not necessarily comparable between periods.

The following data includes:

•	Our results of operations for the years ended March 31, 2007, 2006, and 2005;

•
Our Predecessor’s results of operations for the period from January 1, 2006 through December 21, 2006 (the date of acquisition of the Predecessor by Rancher Energy Corp.), the year ended December 31, 2005, and for the period from September 1, 2004 (the date that the Predecessor was acquired from the Pre-Predecessor) through December 31, 2004;

•	Our Pre-Predecessor’s revenues, production taxes, and lease operating expenses for the period from January 1, 2004 through August 31, 2004;

•
Adjustments to eliminate the Predecessor’s revenues, production taxes and lease operating expenses for the three months ended March 31, 2006 from the Predecessor revenues, production taxes and lease operating expenses for the year ended December 31, 2006, so that the combined information reflects the revenues, production taxes and lease operating expenses for the fiscal year ended March 31, 2007; and

•	Combined revenues, production taxes and lease operating expenses for the years ended March 31, 2007, 2006 and 2005.

	Year Ended March 31, 2007 (Unaudited)
	Rancher Energy Corp.	Predecessor	Adjustments	Combined
Revenue:
Oil production (in barrels)	23,838	73,076	(18,631)	78,283
Oil price (per barrel)	48.74	61.42	61.66	57.50
Oil & gas sales	$1,161,819	$4,488,315	$(1,148,825)	$4,501,309

Operating expenses:
Production taxes	136,305	493,956	(120,313)	509,948
Lease operating expenses	700,623	2,944,287	(574,756)	3,070,154
Depreciation, depletion, and amortization	375,701	952,784
Impairment of unproved properties	734,383	-
Accretion expense	29,730	107,504
Exploration expense	333,919	-
General and administrative	4,501,737	567,524
Total operating expenses	6,812,398	5,066,055

	(5,650,579)	(577,740)

Other income (expense):
Liquidated damages pursuant to registration rights agreement	(2,705,531)	-
Interest expense	(37,654)	-
Amortization of deferred financing costs	(537,822)	-
Interest and other income	229,331	-
Total other income (expense)	(3,051,676)	-

	$(8,702,255)	$(577,740)

Adjustments:

•
Revenue, production taxes, and lease operating expenses - represents oil production volumes, oil sales, production taxes, and lease operating expenses for the three months ended March 31, 2006 to derive combined oil production volumes, oil sales, production taxes, and lease operating expenses for the year ended March 31, 2007.

	Year Ended March 31, 2006 (Unaudited)
	Rancher Energy Corp.	Predecessor	Combined
Revenue:
Oil production (in barrels)	-	67,321	67,321
Oil price (per barrel)	-	55.17	55.17
Oil & gas sales	$-	$3,713,973	$3,713,973

Operating expenses:
Production taxes	-	428,905	428,905
Lease operating expenses	-	1,537,992	1,537,992
Depreciation, depletion and amortization	213	567,345
Accretion expense	-	107,712
General and administrative	74,240	1,045,133
Exploration expense - mining	50,000	-
Total operating expenses	124,453	3,687,087

	$(124,453)	$26,886

	Year Ended March 31, 2005 (Unaudited)
	Rancher Energy Corp.	Predecessor	Pre- Predecessor	Combined
Revenue:
Oil production (in barrels)	-	16,234	35,882	52,116
Oil price (per barrel)	-	44.50	35.54	38.33
Oil & gas sales	$-	$722,449	$1,275,214	$1,997,663

Operating expenses:
Production taxes	-	81,868	138,087	219,955
Lease operating expenses	-	360,207	583,942	944,149
Depreciation, depletion and amortization	201	62,542
Accretion expense	-	12,990
General and administrative	26,953	283,257
Total operating expenses	27,154	800,864

	$(27,154)	$(78,415)

The following provides explanations of changes in revenues, production taxes and lease operating expenses on a combined basis.

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

Revenue, production taxes, and lease operating expenses. For the year ended March 31, 2007, we reflected oil & gas sales of $1,161,819 on 23,838 barrels of oil at $48.74 per barrel, production taxes (including ad valorem taxes) of $136,305 and lease operating expenses of $700,623, as compared to $0, $0 and $0, respectively, for the corresponding year ended March 31, 2006. Lease operating expenses per barrel of production were $29.39 and production taxes were $5.72 per barrel for the fiscal year ended March 31, 2007. Results for the year ended March 31, 2007 reflect ownership of the three fields from the acquisition dates in December 2006 and January 2007 through the end of the fiscal year.

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

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of $889,221. Current liabilities included $2,705,531 for penalty payments pursuant to the Registration Rights Agreement, all of which was paid in stock.

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

Completion of the Bridge Financing and Debt Financing will be subject to market conditions and Company-specific factors.  Without receipt of proceeds from these facilities, the Company’s negative cash flow is projected to be covered by available cash through the third quarter of calendar year 2007.  However, in the event we are not successful in raising either the Bridge Financing or the Debt Financing, we do not plan to allow negative monthly cash flow to remain at current levels.  Rather, we plan to address the situation at that time by reducing staffing levels to reduce cash requirements and potentially, if available, by using proceeds of a senior revolving debt facility supported by our proved producing reserves to increase near-term production rates and cash flow.

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

Consistent with the terms and conditions of the Units sold in the private placement (as further discussed below under the heading “Private Placement” and in Note 6 - Sale of Common Stock and Warrants to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2007 in Part IV, Item 15 of the Original Annual Report), the convertible notes payable were issued with warrants to acquire 6,996,322 shares of common stock at $1.50 per share.

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

In connection with the private placement, we also entered into a Registration Rights Agreement with the investors in which we agreed to register for resale the shares of common stock issued in the private placement as well as the shares underlying the warrants and convertible notes issued in the private placement. There are liquidated damages payable pursuant to the Securities Purchase Agreement and Registration Rights Agreement relating to these registration provisions and other obligations, as described in Note 6 - Sale of Common Stock and Warrants to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2007 in Part IV, Item 15, of the Original Annual Report, which, if triggered, could result in substantial amounts to be due to the investors.

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

The following is a summary of warrants as of March 31, 2007.

	Warrants	Exercise Price	Expiration Date
Warrants issued in connection with the following:

Sale of common stock pursuant to Regulation S	18,133,500	$0.75-1.00	July 5, 2008 to October 18, 2008

Conversion of notes payable into common stock	1,006,905	$0.75	July 19, 2008

Private placement of common stock	45,940,510	$1.50	March 30, 2012

Private placement of convertible notes payable	6,996,322	$1.50	March 30, 2012

Private placement agent commissions	2,187,580	$1.50	March 30, 2009

Private placement agent commissions	1,445,733	$1.50	March 30, 2012

Acquisition of oil & gas properties	250,000	$1.50	December 22, 2011

Total warrants outstanding at March 31, 2007	75,960,550

Cash Flows

The following is a summary of our comparative cash flows:

	For the Years Ended March 31,
	2007	2006	2005
Cash flows from:
Operating activities	$(2,285,430)	$(124,073)	$(25,050)
Investing activities	(74,357,306)	-	(890)
Financing activities	81,726,538	166,094	30,000

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

Critical Accounting Policies and Estimates

We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas and crude oil. Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our decisions, which affect the estimates we use, on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies see Note 1—Organization and Summary of Significant Accounting Policies, Note 3—Asset Retirement Obligations, and Note 7—Disclosures About Oil & Gas Producing Activities to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2007, which are contained in the Original Annual Report.

Oil & gas reserve quantities.  We recorded our first proved oil and gas reserves in the year ended March 31, 2007. Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analyses demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. Ryder Scott Company L.P. (Ryder Scott), our independent reserve engineer, prepares a reserve and economic evaluation of all of our properties. Assumptions used by the independent reserve engineers in calculating reserves or regarding the future cash flows or fair value of our properties are subject to change in the future. The accuracy of reserve estimates is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgment of the independent reserve engineer.

Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of calculating reserve estimates. We may not be able to develop proved reserves within the periods estimated. Furthermore, prices and costs will not remain constant. Actual production may not equal the estimated amounts used in the preparation of reserve projections. As these estimates change, the amount of calculated reserves changes. Any change in reserves directly impacts our estimate of future cash flows from the property, the property’s fair value and the depreciation, depletion and amortization (DD&A) rate.

Successful efforts method.  We use the successful efforts method of accounting for our oil and natural gas properties under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. Under this method, all costs associated with productive and nonproductive development wells are capitalized. Exploration expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Costs associated with drilling exploratory wells are initially capitalized pending determination of whether or not the well is economically productive or nonproductive.

If an exploratory well does not find reserves or does not find reserves in a sufficient quantity as to make them economically producible, the previously capitalized costs would be expensed in the Statement of Operations and shown as a non-cash adjustment to net income in the “Operating activities” section of the Statement of Cash Flows in the period in which the determination was made. If a determination cannot be made within one year of the exploration well being drilled and no other drilling or exploration activities to evaluate the discovery are firmly planned, all previously capitalized costs associated with the exploratory well would be expensed and shown as a non-cash adjustment to net income in the “Operating activities” section of the Statement of Cash Flows in the period in which the determination was made. Re-drilling or directional drilling in a previously abandoned well would be classified as development or exploratory based on whether it is in a proved or unproved reservoir for determination of capital or expense. Expenditures for repairs and maintenance to sustain or increase production from the existing producing reservoir are charged to expense as incurred. Expenditures to recomplete a current well in a different unproved reservoir are capitalized pending determination that economic reserves have been added. If the recompletion is not successful, the expenditures would be charged to expense.

DD&A expense is directly affected by our reserve estimates. Any change in reserves directly impacts the amount of DD&A expense that we recognize in a given period. Assuming no other changes, such as an increase in depreciable base, as our reserves increase, the amount of DD&A expense in a given period decreases and vice versa. Changes in future commodity prices would likely result in increases or decreases in estimated recoverable reserves. DD&A expense associated with lease and well equipment and intangible drilling costs are based upon only proved developed reserves, while DD&A expense for capitalized leasehold costs is based upon total proved reserves. As a result, changes in the classification of our reserves could have a material impact on our DD&A expense. Ryder Scott, our independent petroleum engineers, estimate our reserves once a year at March 31.

Significant tangible equipment added or replaced is capitalized. Expenditures to construct facilities or increase the productive capacity from existing reserves are capitalized. Capitalized costs are amortized on a unit-of-production basis over the remaining life of total proved developed reserves or proved reserves, as applicable. Natural gas volumes are converted to BOE at the rate of six Mcf to one barrel of oil. Significant revisions to reserve estimates can be and are made by our reserve engineers each year. Mostly these are the result of changes in price, but as reserve quantities are estimates, they can also change as more or better information is collected, especially in the case of estimates in newer fields. Downward revisions have the effect of increasing our DD&A rate, while upward revisions have the effect of decreasing our DD&A rate.

The costs of retired, sold or abandoned properties that constitute part of an amortization base are charged or credited, net of proceeds received, to the accumulated DD&A reserve. Gains or losses from the disposal of other properties are recognized in the current period.

Valuation of long-lived and intangible assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an impairment of capitalized costs of long-lived assets to be held and used, including proved oil and natural gas properties, must be assessed whenever events and circumstances indicate that the carrying value of the asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. Expected future net cash flows are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Any impairment charge incurred is expensed and reduces our recorded basis in the asset pool. Management currently aggregates proved property for impairment testing for the Company using only one pool of assets due to the geologic similarity and proximity of the properties. The price assumptions used to calculate undiscounted cash flows are based on judgment. We use prices consistent with the prices used in bidding on acquisitions and/or assessing capital projects. These price assumptions are critical to the impairment analysis as lower prices could trigger impairment while higher prices would have the opposite effect.

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

Asset retirement obligations.  We are required to estimate our eventual obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of our oil and natural gas wells and related facilities. We recognize the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. For oil and natural gas properties, this is the period in which an oil or natural gas property is acquired or a new well is drilled. An amount equal to and offsetting the liability is capitalized as part of the carrying amount of our oil and natural gas properties at its discounted fair value. The liability is then accreted up by recording expense each period until it is settled or the well is sold, at which time the liability is reversed.

The fair value of the liability associated with the asset retirement obligation is determined using significant assumptions, including current estimates of the plugging and abandonment costs, annual expected inflation of these costs, the productive life of the asset and our credit-adjusted risk-free interest rate used to discount the expected future cash flows. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the obligation are recorded with an offsetting change to the carrying amount of the related oil and natural gas properties, resulting in prospective changes to DD&A and accretion expense. Because of the subjectivity of assumptions and the relatively long life of most of our oil and natural gas properties, the costs to ultimately retire these assets may vary significantly from our estimates.

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

Stock-based compensation. As of April 1, 2006, we adopted the provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, which requires companies to recognize compensation cost for stock-based awards based on the estimated fair value of the award. Compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period, which generally represents the vesting period. The Company uses the Black-Scholes option valuation model to calculate the fair value disclosures under SFAS 123(R). This model requires the Company to estimate a risk free interest rate, the volatility of the Company’s common stock price and anticipated forfeitures of options on a going forward basis. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense. As a result of adoption of SFAS No 123(R), we recorded compensation expense associated with stock options totaling $1,501,908 under the modified-prospective adoption method.

Registration Payment Arrangements. In connection with the sale of certain Units, the Company has entered into agreements that require the transfer of consideration under registration and other payment arrangements, if certain conditions are not met. The following is a description of the conditions and those that have not been met.

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

Uncertainties involved in applying this principle, the variability that may result from its application, measurement methods, and the accuracy of estimates and underlying assumptions follow:

•
Uncertainty exists as to when the registration statement filed with the SEC will be declared effective and, consequently, variability exists as to the amount of liquidated damages that may be ultimately required. We have had extensive discussions with the SEC, our Board of Directors, management, legal counsel and our independent registered public accounting firm in an effort to determine when effectiveness might occur. These discussions were the basis for derivation of the amount reflected as liquidated damages pursuant to registration rights arrangement in our financial statements. The amount of the actual expense is subject to the number of shares issued and the fair market value of those shares when issued.

•
Uncertainty exists as to the Company’s ability to maintain effectiveness, provide the information necessary for sale of shares to be made, register a sufficient number of shares, and maintain the listing of the shares once the SEC declares the Company’s registration statement effective. We believe we have the ability to comply with these requirements and, consequently, have not reflected any impact in our financial statements.

•
Uncertainty exists as to whether or not the SEC will object to and reduce the number of shares being registered. We are not aware of any matters that would lead us to believe that that could occur and, consequently, have not reflected any impact in our consolidated financial statements.

•
Uncertainty exists as to whether or not the Company will meet the applicable listing requirements on an approved exchange or market, and that the registrable shares will be listed by December 21, 2007 on an approved exchange or market. We believe we have the ability to comply with these requirements and, consequently, have not reflected any impact in our financial statements.

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

Our estimate of the overall cost of implementing corrective measures is approximately $300,000. The costs will be incurred in three main areas, (i) outside consultant assistance in design and documentation, (ii) increased human resources to maintain controls and updates, and (iii) increased GAAP expertise through training and consultants.

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

•
the rapid asset growth of the Company from one small undeveloped oil & gas property valued at approximately $250,000 one year ago to the acquisition of three large producing oil fields that we purchased for approximately $73,000,000 in December 2006 and January 2007,

•
the rapid employee growth of the Company from two employees one year ago to over 25 employees as of the date of filing of the of the Original Annual Report, including the employment of a new Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Senior Vice President, Engineering,

•
the short operating period of the Company during which, beginning on September 30, 2006, we became an accelerated filer for SEC purposes and became subject to Sarbanes-Oxley rules concerning our internal control over financial reporting,

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

We did not obtain attestations by management or our employees regarding their compliance with our Code of Business Conduct and Ethics. While we did receive, by March 31, 2007, from all officers and employees attestations as to their understanding of and compliance with Company policies related to their employment, we did not obtain attestations regarding their compliance with our Code of Business Conduct and Ethics. We adopted a new Code of Business Conduct and Ethics in May 2007, and that policy has been posted on our website. We have distributed the policy document to all employees and Directors, and as of the date of filing of the Original Annual Report, we received from all employees and Directors attestations as to their understanding of and compliance with this policy.

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

We did not obtain prescribed attestations by management regarding their compliance with an insider trading policy or attestations from our employees as to their understanding of and compliance with the company policies related to insider trading. We adopted a formal Insider Trading Policy on May 31, 2007. This policy document has been posted on our website and we have distributed the policy document to all employees and Directors, and as of the date of filing of the Original Annual Report we received from all employees and Directors attestations as to their understanding of and compliance with this policy.

(B) We did not have a sufficient complement of personnel with appropriate training and experience in GAAP, as evidenced by the following deficiencies:

The rapid employee growth of the Company from two employees one year ago to over 25 employees as of the date of filing of the Original Annual Report resulted in the Company not having a sufficient complement of personnel with appropriate training and experience in GAAP during the past fiscal year. We did not have any significant properties or operations until we completed our equity private placement in mid-January 2007 and acquired our three properties in Wyoming. In January 2007 we hired a Chief Financial Officer with an M.B.A. in Finance from the Wharton School, University of Pennsylvania, and with B.S. and Master’s degrees in civil engineering from Rice University. He has over twenty years of experience in financial management and strategic planning in the energy industry, including serving most recently as treasurer and acting chief financial officer of a privately held energy and production company. Although both our Chief Executive Officer and Chief Financial Officer have substantial financial experience, they do not have significant experience in preparing financial statements of a publicly held company or in implementing internal control over financing reporting for a public company. As a result, during the year we relied primarily on consultants for preparation of our financial statements and for our internal control over financial reporting. For example, the reconciliation of payroll, among other items, to the general ledger was not performed throughout the year. Management, in coordination with the Audit Committee, has undertaken steps to reorganize our Accounting Department, and management is allocating significant additional resources to our Accounting Department, including retaining additional consultants and hiring new full-time personnel.

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

In June 2007, Management, in coordination with the Audit Committee, implemented the following remediation plans:

•
retained a national executive services and consulting firm to provide immediate assistance to the Company with respect to our internal financial reporting, reports that we file or submit under the Exchange Act, and our internal control over financial reporting. They have supplied the Company with two senior-level executives experienced in financial reporting, Exchange Act reporting, and control over financial reporting. In addition they will assist the Company to strategically identify its requirements for additional full-time Accounting Department personnel, and locating and recruiting such personnel.

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

Our Financial Controller, who was responsible for our financial reporting, established and maintained the internal controls over financial reporting, and also identified which tests should be performed over our internal control over financial reporting. We anticipate that this deficiency will be remediated by December 31, 2007.

Changes in Internal Control over Financial Reporting

The changes noted above are the only changes during our most recently completed fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Hein & Associates LLP, the independent registered public accounting firm that audited our financial statements included in the Original Annual Report, has also issued an attestation on our management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of March 31, 2007, which follows.

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

/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
June 28, 2007

PART IV

ITEM 15. EXHIBITS, Financial Statement Schedules.

(a) Documents filed as a part of the report:

(3) Exhibits. The exhibits filed as part of this Amendment No. 2 on Form 10-K/A are reflected on the Exhibit Index following the signature page.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHER ENERGY CORP. (Registrant)

Date: September 7, 2007	By:	/s/ John Works
John Works
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Director, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (17)
3.4	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)

Exhibit	Description
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.28	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (20)
10.29	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (20)
10.30	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(22)
14.1	Code of Business Conduct and Ethics (18)
16.1	Letter from Williams & Webster, P.S. regarding change in certifying accountant(19)
21.1	List of Subsidiaries (21)
23.1	Consent of Ryder Scott Company, L. P., Independent Petroleum Engineers (23)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer) (23)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer) (23)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

(1)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004 (File No. 333-116307).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006 (File No. 000-51425).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006 (File No. 000-51425).

(5)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006 (File No. 000-51425).

(6)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006 (File No. 000-51425).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006 (File No. 000-51425).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006 (File No. 000-51425).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 14,2006 (File No. 000-51425).

(10)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006 (File No. 000-51425).

(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006 (File No. 000-51425).

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006 (File No. 000-51425).

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(14)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007 (File No. 000-51425).

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007 (File No. 000-51425).

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007 (File No. 000-51425).

(17)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007 (File No. 000-51425).

(18)	Incorporated by reference from our Current Report on Form 8-K filed on June 6, 2007 (File No. 000-51425).

(19)	Incorporated by reference from our Current Report on Form 8-K/A filed on August 9, 2006 (File No. 000-51425).

(20)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007 (File No. 000-51425).

(21)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007 (File No. 000-51425).

(22)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007 (File No. 000-51425).

(23)	Filed herewith.