Form 10-Q/A
period 2007-06-30
RANCHER ENERGY CORP.
filed 2007-09-07
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

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

999 - 18 th Street, Suite 3400
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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Form 10-Q for the quarterly period ended June 30, 2007, originally filed on August 8, 2007 (the “Original Filing”). We are filing this Amendment to revise Item 4, Controls and Procedures, to specify the effective date on which we concluded that our disclosure controls and procedures were not adequate, in response to a matter raised by the Securities and Exchange Commission in their comment letter of August 17, 2007. In addition, in connection with the filing of this Amendment, and pursuant to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. As a result of the departure of Daniel P. Foley as our Chief Financial Officer, John Works, our Chief Executive Officer, has been appointed our interim Chief Financial Officer and thus has executed such certificates. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Rancher Energy Corp.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page

Item 4.	Controls and Procedures	1

PART II - OTHER INFORMATION

Item 6.	Exhibits	2

SIGNATURES		4

PART I - FINANCIAL INFORMATION

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). We view internal control over financial reporting to be an integral part of our disclosure control over financial reporting. Based on the evaluation of our Chief Executive Officer and Chief Financial Officer that there are material weaknesses in our internal control over financial reporting, we concluded that our disclosure controls and procedures are not effective as of June 30, 2007. The weaknesses and our remediation efforts were discussed in our Form 10-K filed with the SEC on June 29, 2007.

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

Because these controls have not been tested, the operating effectiveness of these changes has yet to be evaluated. Accordingly, the material weaknesses in our internal control over financial reporting as discussed above and in our Form 10-K filed with the SEC on June 29, 2007 remain in effect as of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q/A.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (17)
3.4	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.28	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (19)
10.29	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (18)
10.30	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(20)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer) (21)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer) (21)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)

(1)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004 (File No. 333-116307).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006 (File No. 000-51425).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006 (File No. 000-51425).

(5)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006 (File No. 000-51425).

(6)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006 (File No. 000-51425).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006 (File No. 000-51425).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006 (File No. 000-51425).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2006 (File No. 000-51425).

(10)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006 (File No. 000-51425).

(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006 (File No. 000-51425).

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006 (File No. 000-51425).

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(14)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007 (File No. 000-51425).

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007 (File No. 000-51425).

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007 (File No. 000-51425).

(17)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007 (File No. 000-51425).

(18)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007 (File No. 000-51425).

(19)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007 (File No. 000-51425).

(20)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007 (File No. 000-51425

(21)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.
(Registrant)

Dated: September 7, 2007	By:	/s/ John Works
John Works
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer