Form 10-K/A
period 2007-03-31
RANCHER ENERGY CORP.
filed 2007-10-10
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, originally filed on June 29, 2007 (the “Original Annual Report”). This Amendment does not amend our Amendment No. 1 on Form 10-K/A for the fiscal year ended March 31, 2007 that was originally filed on July 27, 2007 to include the information required by Part III, and our Amendment No. 2 on Form 10-K/A for the fiscal year ended March 31, 2007 that was originally filed on September 7, 2007 to address matters that were raised by the Securities and Exchange Commission in their letter of August 17, 2007.

We are filing this Amendment to address matters that were raised by the Securities and Exchange Commission in its comment letter of September 26, 2007 as follows:

Item 6 – Selected Financial Data has been revised to provide the correct Pre-Predecessor revenues, production taxes, lease operating expenses and excess of revenues over expenses; and

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to provide a more detailed explanation of the variations in revenues, production taxes and lease operating expenses for the year ended March 31, 2007 compared to the year ended March 31, 2006, and the year ended March 31, 2006 compared to the year ended March 31, 2005. In addition, disclosures have been revised to address trends in the types of bridge financing reasonably likely to be available to fund planned operations, including capital expenditures for pipeline and field development, and the nature, terms and other features of such potential financing.

In addition, in connection with the filing of this Amendment, and pursuant to Rule 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. As a result of the departure of Daniel P. Foley as our Chief Financial Officer, John Works, our Chief Executive Officer, has been appointed our interim Chief Financial Officer and thus has executed such certificates. Except as described above, no other changes have been made to the Original Annual Report, as amended. The Original Annual Report, as amended, continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. The Original Annual Report also included a Cautionary Statement concerning forward-looking statements, which is also applicable to this Amendment.

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

•	Predecessor total assets as of December 21, 2006 and December 31, 2005; and

•	Our Pre-Predecessor’s revenues, production taxes, lease operating expenses, and excess of revenues over expenses for the period from January 1, 2004 through August 31, 2004.

	Year Ended March 31,
	2007	2006	2005	2004
	(1)(2)
Rancher Energy Corp.:
Revenues	$1,161,819	$-	$-	$-
Production taxes	136,305	-	-	-
Lease operating expenses	700,623	-	-	-
Loss from continuing operations	(8,702,255)	(124,453)	(27,154)	(375,000)
Loss from continuing operations per share	(0.16)	(0.00)	(0.00)	(0.01)
Weighted average shares outstanding	53,782,291	32,819,623	70,000,000	70,000,000

Total assets (as of period end)	81,478,031	46,557	4,749	-

	For the Period from January 1, 2006 through December 21, 2006	Year Ended December 31, 2005	For the Period from September 1, 2004 through December 31, 2004
Predecessor:
Revenues	$4,488,315	$3,713,973	$772,449
Production taxes	493,956	428,905	81,868
Lease operating expenses	2,944,287	1,537,992	360,207
Income (loss) from continuing operations	(577,740)	26,886	(78,415)

Total assets (as of period end)	14,597,618	13,058,437

For the Period from January 1, 2004 through August 31, 2004
Pre-Predecessor:
Revenues	$1,275,214
Production taxes	138,087
Lease operating expenses	583,942
Excess of revenues over expenses	553,185

We do not have long-term obligations or redeemable preferred stock, and we have not declared any cash dividends.

(1)	We completed our acquisition of the Cole Creek South and the South Glenrock B fields (Predecessor) on December 22, 2006.
(2)	We completed our acquisition of the Big Muddy Field on January 4, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The total adjusted purchase price was allocated as follows:

Acquisition costs:
Cash consideration	$46,750,000
Direct acquisition costs	323,657
Estimated fair value of warrants to purchase common stock	616,140
Total	$47,689,797

Allocation of acquisition costs:
Oil & gas properties:
Unproved	$31,569,778
Proved	16,682,101
Other assets – long-term accounts receivable	53,341
Other assets – inventory	227,220
Asset retirement obligation	(842,643)
Total	$47,689,797

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

Outlook for the Coming Year

The following summarizes our goals and objectives for the next twelve months:

•
Borrow funds on a short-term basis to enhance production in two of our fields, to initiate waterflood operations on one of our fields, to continue permitting for our CO2 pipeline project and to provide cash reserves;

•	Borrow additional funds on a long-term fixed rate basis to conduct 3-D seismic surveys on our fields and to complete our waterflood plan on our Big Muddy Field;

•	Continue to seek long-term financing for our CO2 pipeline and EOR development plan for all our fields.

•	Pursue additional asset and project opportunities that are expected to be accretive to stockholder value.

Since late 2006 we have added operating staff and have engaged consultants to conduct field studies of tertiary development of the three Powder River Basin fields. To date, work has focused on field and engineering studies to prepare for secondary and tertiary development operations. We have also engaged an engineering firm to evaluate routes and undertake the required front end engineering and design for the required CO2 pipeline, as well as another engineering firm to evaluate and design surface facilities appropriate for CO2 injection.

Oil & Gas Properties Development Plans

Our plans for production enhancement, waterflood and CO2 EOR development of our oil fields are dependent on our obtaining substantial additional funding. The raising of that funding is dependent on many factors, some of which are outside our control, and is not assured. One major factor is the level of and projected trends in oil prices, which we cannot protect against by hedging at this time.

Short term production enhancement plan - commencing late 2007

By the end of October 2007, we plan to raise approximately $12 million in a short-term debt financing to enhance production and provide cash reserves. The term of this loan is expected to be one year. Specifically, we plan utilize these funds to:

•	Install downhole pumps in six wells in our Cole Creek South Field that are currently flowing oil wells, at an estimated cost of approximately $1.7 million;

•	Drill two wells in our Big Muddy Field as part of the waterflood plan and evaluation to be conducted later in the year, at a cost of approximately $2.1 million;

•	Drill one well in our South Glenrock B Field to access oil reserves that are currently classified as proved undeveloped, at a cost of approximately $1 million;

•	Continue permit process for CO2 pipeline project at a cost of approximately $0.5 million; and
•	Allocate the remainder of the funds to offering costs, working capital and cash reserves.

Waterflood development plan - Big Muddy Field -commencing 1st or 2nd quarter of 2008

In late 2007 or early 2008, we plan to raise between approximately $50 million in a long-term fixed rate debt financing to complete the Big Muddy Field waterflood. Specifically, we plan utilize these funds to:

•
Conduct up to 100 square miles of 3-D seismic surveys and processing to better determine injection pattern locations and alignment of the waterflood and CO2 EOR project, at a cost of approximately $3.5 million;

•	Drill, complete and equip 70 wells as water injectors or oil producers at a cost of approximately $46 million; and

•	Acquire and construct waterflood surface facilities, at a cost of approximately $11.5 million.

CO2 EOR development plan - commencing 2009 to 2010

Following the raising of additional funds, we plan to begin CO2 development operations in the Big Muddy Field followed by the South Glenrock B Field and then the Cole Creek South Field. Capital expenditures to implement our CO2 EOR plans include:

•	Construct a pipeline to transport CO2 from the source to our Big Muddy Field at a cost of approximately $50 to $100 million;
•	Acquire and construct surface and compression facilities at our Big Muddy Field to compress, inject and recycle CO2 at a cost of approximately $20 to $30 million;
•	Acquire and construct surface facilities at our South Glenrock B Field to inject and recycle CO2 at a cost of approximately $8.5 million; and
•	Drill, complete and equip 70-80 wells as CO2 injectors or oil producers on our South Glenrock B Field at a cost of approximately $48 million.
Since the acquisition of the three fields, other than the agreement with Anadarko for supply of CO2, we have neither made any major capital expenditures nor any firm commitments for major future capital expenditures to date.

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

Rancher Energy Corp. Combined With Predecessor and Pre-Predecessor

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006

Revenue, production taxes, and lease operating expenses. For the year ended March 31, 2007 (2007), oil & gas sales were $4,501,309 on 78,283 barrels of oil at $57.50 per barrel, as compared to $3,713,973 on 67,321 barrels of oil at $55.17 per barrel, for the year ended March 31, 2006 (2006). The year to year increase in sales of $787,336 reflects a price variance of $157,016 and a volume variance of $630,320. The increased volumes in 2007 resulted from successful recompletions, workovers, re-stimulations and other remedial operational activities on approximately thirty producing wells, completed by the Predecessor prior to our acquisition of the properties. Production taxes (including ad valorem taxes) were $509,948, or $6.51 per barrel in 2007 compared to $428,905, or $6.37 per barrel in 2006. Production taxes correlate directly with the value of oil sold and remained consistent at approximately 11% of sales. Lease operating expenses increased in 2007 to $3,070,154, or $39.22 per barrel, as compared to $1,537,992, or $22.85 per barrel, in 2006. This year to year increase of $1,532,162, is comprised of $250,434 of volume variance and $1,281,728 of cost variance. The cost variance primarily reflects the costs associated with workovers, restimulation and repairs carried out the by the Predecessor prior to our acquisition of the properties.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Revenue, production taxes, and lease operating expenses. For the year ended March 31, 2006 (2006), oil & gas sales were $3,713,973 on 67,321 barrels of oil at $55.17 per barrel, as compared to $1,997,663 on 52,116 barrels of oil at $38.33 per barrel for the year ended March 31, 2005 (2005). The year to year increase in sales of $1,736,310, reflects a price variance of $897,479 and a volume variance of $838,831. The increased volumes in 2006 reflect successful recompletions, workovers, re-stimulations and other remedial operational activities on approximately thirty producing wells carried out by the Predecessor following their acquisition of the properties from the Pre-Predecessor effective September 1, 2004. Production taxes (including ad valorem taxes) were $428,905, or $6.37 per barrel in 2006 compared to $219,955, or $4.22 per barrel in 2005. Production taxes correlate directly with the value of oil sold and remained consistent at approximately 11 % of sales. Lease operating expenses were $1,537,992, or $22.85 per barrel in 2006, as compared to $944,149, or $18.12 per barrel in 2005. This year to year increase of $593,843, consists of $275,458 of volume variance and $318,385 of cost variance. The cost increase primarily reflects the workovers, re-stimulations and repairs carried out the by the Predecessor after their acquisition of the properties. In addition, the Predecessor utilized third party contractors to conduct operations throughout all of 2006 as compared to only six months of 2005, which third party contractors were significantly more expensive than using company operators.

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

Our currently available cash sources are not sufficient to fund our planned expenditures for the secondary and tertiary development of our three fields. Essentially all of the necessary funding for their development is expected to come from, and is dependent on, successful completion of a debt financing. As of June 30, 2007, the Company was debt-free.

We are making plans for a short-term debt financing to commence our waterflood plan on our Big Muddy Field and to further enhance production on our Cole Creek South Field and South Glenrock B Field, which we expect to be followed by a larger long-term debt financing in one or more facilities in an amount sufficient to fund the remainder of the Big Muddy Field waterflood project. We then plan to raise additional funds in furtherance of our CO2 EOR plans.

Short-Term Financing

We expect to close a short-term debt financing by the end of October 2007 in the approximate principal amount of $12 million. The interest rate is expected to be approximately 12%, plus 2% in origination fees, and a 2% overriding royalty interest on Rancher Energy’s property interests. The term of the loan is expected to be one year and the loan will be secured by a security interest in our three fields. We intend to use approximately half the funds from this loan to further enhance production in our Cole Creek South Field and South Glenrock B Field and to begin a waterflood project in our Big Muddy Field. We intend to use the other half of the funds from this loan for offering costs, working capital, and general corporate purposes to enhance our cash reserves.

Long-Term Debt Financings

We anticipate raising approximately $50 million in late 2007 or early 2008, in one or more long-term debt financings, to carry out the waterflood program on our Big Muddy Field. There is substantial potential for oil recovery via waterflood at our Big Muddy Field, and the waterflood strategy will stand alone as a project separate and apart from our overall CO2 flood strategy. The waterflood development implemented on the Big Muddy Field also is a precursor to eventual CO2 flooding of the field, as the work necessary to prepare the field for waterflood is similarly needed for the comprehensive CO2 flood. We anticipate that the short-term debt financing will be refinanced or rolled into the long-term debt financing. We also anticipate that the Big Muddy Field will be the first field targeted for our comprehensive CO2 flood, followed by the South Glenrock B field.

Following the financing for the Big Muddy Field waterflood project, we plan to raise additional financing in 2008 to proceed with our CO2 EOR tertiary development plans of our three fields.

Completion of the short-term debt financing and long-term debt financings will be subject to market conditions and Company-specific factors.  Without receipt of proceeds from these facilities, the Company’s negative cash flow is projected to be covered by available cash through the third quarter of calendar year 2007.  However, in the event we are not successful in raising the the short-term debt financing, we do not plan to allow negative monthly cash flow to remain at current levels. Rather, we plan to address the situation at that time by reducing staffing levels to reduce cash requirements to levels supported by current operations.

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

Private Placement – Convertible Notes Payable

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

Consistent with the terms and conditions of the Units sold in the private placement (as further discussed below under the heading “Private Placement” and in Note 6 – Sale of Common Stock and Warrants to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2007 in Part IV, Item 15 of the Original Annual Report), the convertible notes payable were issued with warrants to acquire 6,996,322 shares of common stock at $1.50 per share.

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

Warrant Modification – Warrants Issued Pursuant to Regulation S

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

In connection with the private placement, we also entered into a Registration Rights Agreement with the investors in which we agreed to register for resale the shares of common stock issued in the private placement as well as the shares underlying the warrants and convertible notes issued in the private placement. There are liquidated damages payable pursuant to the Securities Purchase Agreement and Registration Rights Agreement relating to these registration provisions and other obligations, as described in Note 6 – Sale of Common Stock and Warrants to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2007 in Part IV, Item 15, of the Original Annual Report, which, if triggered, could result in substantial amounts to be due to the investors.

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

	For the Year Ended March 31,
	2007	2006	2005

Exploration	$333,919	$-	$-
Development	-	-	-
Acquisitions:
Unproved	56,813,516	-	-
Proved	18,552,188	-	-
Total	75,699,623	-	-

Costs associated with asset retirement obligations	$1,191,837	$-	$-

Schedule of Contractual Obligations

The following table summarizes our future estimated minimum lease payments for our office space for the periods specified.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating lease	$1,907,640	$280,859	$733,061	$765,773	$127,947

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

(3)	Exhibits. The exhibits filed as part of this Amendment No. 3 on Form 10-K/A are reflected on the Exhibit Index following the signature page.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHER ENERGY CORP.
(Registrant)

Date: October 10, 2007	By:	/s/ John Works
John Works
President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Director, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (17)
3.4	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)

Exhibit	Description
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.28	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (20)
10.29	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (20)
10.30	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(22)
14.1	Code of Business Conduct and Ethics (18)
16.1	Letter from Williams & Webster, P.S. regarding change in certifying accountant(19)
21.1	List of Subsidiaries (21)
23.1	Consent of Ryder Scott Company, L.P., Independent Petroleum Engineers(23)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer) (23)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer) (23)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

(1)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004 (File No. 333-116307).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006 (File No. 000-51425).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006 (File No. 000-51425).

(5)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006 (File No. 000-51425).

(6)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006 (File No. 000-51425).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006 (File No. 000-51425).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006 (File No. 000-51425).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 14,2006 (File No. 000-51425).

(10)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006 (File No. 000-51425).

(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006 (File No. 000-51425).

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006 (File No. 000-51425).

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(14)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007 (File No. 000-51425).

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007 (File No. 000-51425).

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007 (File No. 000-51425).

(17)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007 (File No. 000-51425).

(18)	Incorporated by reference from our Current Report on Form 8-K filed on June 6, 2007 (File No. 000-51425).

(19)	Incorporated by reference from our Current Report on Form 8-K/A filed on August 9, 2006 (File No. 000-51425).

(20)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007 (File No. 000-51425).

(21)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007 (File No. 000-51425).

(22)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007 (File No. 000-51425).

(23)	Filed herewith.