Form 10-Q
period 2007-09-30
RANCHER ENERGY CORP.
filed 2007-11-09
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐      No ☒

As of November 7, 2007, 113,912,955 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

Rancher Energy Corp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Rancher Energy Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	March 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$1,444,420	$5,129,883
Accounts receivable	633,029	453,709
Prepaid expenses	49,857	-
Total current assets	2,127,306	5,583,592

Oil & gas properties, at cost (successful efforts method):
Unproved	56,998,862	56,079,133
Proved	18,667,591	18,552,188
Less: Accumulated depletion, depreciation, and amortization	(966,951)	(347,821)
Net oil & gas properties	74,699,502	74,283,500

Other assets, net of accumulated depreciation of $109,006 and $27,880, respectively	2,144,502	1,610,939
Total assets	$78,971,310	$81,478,031
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,535,611	$1,542,840
Accrued oil & gas property costs	291,867	250,000
Asset retirement obligation	180,260	196,000
Liquidated damages pursuant to registration rights arrangement	1,227, 626	2,705,531
Total current liabilities	3,235,364	4,694,371

Long-term liabilities:
Accrued liabilities	306,160	-
Asset retirement obligation	1,090,723	1,025,567
Total long-term liabilities	1,396,883	1,025,567

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, 275,000,000 shares authorized, 111,608,158 and 102,041,432 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	1,117	1,021
Additional paid-in capital	89,973,759	84,985,934
Accumulated deficit	(15,635,813)	(9,228,862)
Total stockholders’ equity	74,339,063	75,758,093

Total liabilities and stockholders’ equity	$78,971,310	$81,478,031

Rancher Energy Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2007	2006

Revenues:
Oil & gas sales	$1,650,628	$-

Operating expenses:
Production taxes	201,182	-
Lease operating expenses	712,195	-
Depreciation, depletion, and amortization	368,724	-
Impairment of unproved properties	-	395,785
Accretion expense	31,618	-
Exploration expense	89,670	-
General and administrative expense	1,545,734	395,214
Total operating expenses	2,949,123	790,999

Loss from operations	(1,298,495)	(790,999)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	(1,268,283)	-
Interest expense	(41,941)	1,644
Write-off of deferred financing costs	(99,254)
Interest and other income	78,943	22,120
Total other income (expense)	(1,330,535)	23,764

Net loss	$(2,629,030)	$(767,235)

Basic and fully diluted net loss per share	$(0.02)	$(0.02)

Basic and fully diluted weighted average shares outstanding	108,018,888	37,598,545

Rancher Energy Corp.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended September 30,
	2007	2006

Revenues:
Oil & gas sales	$2,981,107	$-

Operating expenses:
Production taxes	362,651	-
Lease operating expenses	1,312,109	-
Depreciation, depletion, and amortization	700,256	-
Impairment of unproved properties	-	395,785
Accretion expense	77,608	-
Exploration expense	130,828	-
General and administrative expense	4,130,160	966,282
Total operating expenses	6,713,612	1,362,067

Loss from operations	(3,732,505)	(1,362,067)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	(2,645,393)	-
Interest expense	(113,180)	(33,000)
Write-off of deferred financing costs	(99,254)	-
Interest and other income	183,381	23,485
Total other income (expense)	(2,674,446)	(9,515)

Net loss	$(6,406,951)	$(1,371,582)

Basic and fully diluted net loss per share	$(0.06)	$(0.04)

Basic and fully diluted weighted average shares outstanding	105,888,646	33,336,427

Rancher Energy Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, April 1, 2007	102,041,432	$1,021	$84,985,934	$(9,228,862)	$75,758,093

Liquidated damages and imputed interest pursuant to registration rights arrangement, settled in shares	7,426,772	75	4,235,712	-	4,235,787

Stock issued upon exercise of stock options	1,250,000	12	-	-	12

Restricted stock awards	500,000	5	155,095	-	155,100

Common stock exchanged for services - non-employee directors	282,811	3	148,497	-	148,500

Common stock exchanged for services - non-employee	107,143	1	112,499	-	112,500

Stock-based compensation	-	-	570,034	-	570,034

Offering costs	-	-	(234,012)	-	(234,012)

Net loss	-	-	-	(6,406,951)	(6,406,951)

Balance, September 30, 2007	111,608,158	$1,117	$89,973,759	$(15,635,813)	$74,339,063

Rancher Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,406,951)	$(1,371,582)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation, depletion, and amortization	700,256	1,800
Impairment of unproved properties	-	395,785
Accretion expense	77,608	-
Settlement of asset retirement obligation	(46,665)	-
Liquidated damages pursuant to registration rights arrangement	2,645,393	-
Imputed interest expense	112,488	33,453
Stock-based compensation expense	570,034	529,375
Restricted stock compensation expense	155,095	-
Services exchanged for common stock - non-employee directors	148,497	-
Services exchanged for common stock - non-employee	112,499	-
Other	-	2,284
Changes in operating assets and liabilities:
Accounts receivable	(179,320)	-
Prepaid expenses	(49,857)
Other assets	6,416	-
Accounts payable and accrued liabilities	298,930	86,290
Net cash used for operating activities	(1,855,577)	(322,595)

Cash flows from investing activities:
Capital expenditures for oil & gas properties	(1,466,291)	(2,800,167)
Proceeds from conveyance of unproved oil & gas properties	491,500	-
Increase in other assets	(619,144)	(37,709)
Net cash used for investing activities	(1,593,935)	(2,837,875)

Cash flows from financing activities:
Payment of deferred financing costs	(1,951)	-
Proceeds from issuance of convertible notes payable	-	150,000
Payments of convertible notes payable	-	(150,000)
Proceeds from notes payable converted to common stock	-	500,000
Proceeds from sale of common stock and warrants	-	8,093,397
Proceeds from issuance of common stock upon exercise of stock options	12	-
Payment of offering costs	(234,012)	-
Net cash provided by (used for) financing activities	(235,951)	8,593,397

Increase (decrease) in cash and cash equivalents	(3,685,463)	5,432,926
Cash and cash equivalents, beginning of period	5,129,883	46,081
Cash and cash equivalents, end of period	$1,444,420	$5,479,007

Rancher Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Non-cash investing and financing activities:
Payables for purchase of oil & gas properties	$41,867	$603,537
Asset retirement asset and obligation	$18,473	$-
Common stock and warrants issued on payment of liquidated damages pursuant to registration rights arrangement	$4,235,787	$-

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

Other Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2007, and are supplemented in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the six months ended September 30, 2007. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, of the adoption of this statement will have on our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, of the adoption of this statement will have on our financial position or results of operations.

Net Income (Loss) per Share

Basic net income (loss) per common share of stock is calculated by dividing net income (loss) available to common stockholders by the basic weighted-average of common shares outstanding during each period.

Fully-diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average of fully -diluted common shares outstanding, including the effect of other dilutive securities. The Company’s potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase shares of the Company’s common stock. Fully-diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. For the three and six months ended September 30, 2007, securities totaling 80,523,550 were excluded from fully-diluted weighted average shares outstanding, consisting of 75,960,550 warrants and 4,763,000 options to acquire shares of the Company’s common stock, as their effect would be anti-dilutive.

The following table sets forth the calculation of basic and fully-diluted loss per share:
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(2,629,030)	$(767,235)	$(6,406,951)	$(1,371,582)
Basic weighted-average common shares outstanding	108,018,888	37,598,545	105,888,646	33,336,427
Basic and fully-diluted net loss per common share	$(0.02)	$(0.02)	$(0.06)	$(0.04)

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

Big Muddy Field Acquisition

On January 4, 2007, the Company acquired the Big Muddy Field, which is located in the Powder River Basin east of Casper, Wyoming.

Pro Forma Results of Operations

The following table reflects the pro forma results of operations for the three and six months ended September 30, 2006, as though the acquisitions had occurred on April 1, 2006. The pro forma amounts include certain adjustments, including recognition of depreciation, depletion, and amortization based on the allocated purchase price.

The pro forma results do not necessarily reflect the actual results that would have occurred had the acquisitions occurred during the period presented, nor does it necessarily indicate the future results of the Company and the acquisitions.

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Revenue	$1,576,578	$2,780,723
Net loss	(685,571)	(1,196,390)
Net loss per basic and fully-diluted share	(0.01)	(0.02)

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

The Company did not have any oil & gas properties prior to the Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field acquisitions discussed in Note 2, Property Acquisitions, and, consequently, did not have any asset retirement obligation liability. A reconciliation of the Company’s asset retirement obligation liability during the six months ended September 30, 2007 is as follows:

Balance, April 1, 2007	$1,221,567
Liabilities incurred	18,473
Liabilities settled	(46,665)
Accretion expense	77,608
Balance, September 30, 2007	$1,270,983

Current	$180,260
Long-term	1,090,723
$1,270,983

Note 4—Income Taxes

As of September 30, 2007, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

Effective April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption, there was no impact to the Company’s consolidated financial statements, and as of September 30, 2007, the Company did not have any unrecognized tax benefits, and no interest or penalties related to income tax reporting were reflected in the consolidated balance sheet and statement of operations. We do not expect any material changes to the unrecognized tax positions within the next 12 months.

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

Note 5—Common Stock

Registration and Other Payment Arrangements

In connection with the sale of certain Units, consisting of common stock and warrants to acquire common stock, the Company entered into agreements that require the transfer of consideration under registration and other payment arrangements, if certain conditions are not met. The following is a description of the conditions and those that have not been met as of September 30, 2007.

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

The Company’s registration statement was declared effective on October 31, 2007. The following is a summary of payments during the six months ended September 30, 2007 and in October 2007:

Payment Date	90% of Volume Weighted Average Price for 10 Days Preceding Payment	Shares Issued	Closing Price at Payment Date	Value of Shares Issued

May 18, 2007	$0.85	933,458	$1.04	$970,797
June 19, 2007	$0.84	946,819	$0.88	833,201
July 19, 2007	$0.60	1,321,799	$0.66	872,387
August 17, 2007	$0.45	1,757,212	$0.41	720,457
September 17, 2007	$0.32	2,467,484	$0.34	838,945
		7,426,772		$4,235,787

October 17, 2007	$0.55	1,443,712	$0.57	$822,916
October 31, 2007	$0.43	861,085	$0.47	404,710
		2,304,797		$1,227,626

Following the end of the quarter ended September 30, 2007, the Company paid liquidated damages on October 17, 2007 and October 31, 2007. In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has recorded a liability for these arrangements.

A reconciliation of the Company’s liquidated damages pursuant to registration rights arrangements during the six months ended September 30, 2007 is as follows:

Balance, April 1, 2007	$2,705,531
Obligations incurred	2,645,393
Imputed interest expense	112,489
Common stock issued in payment of obligations	(4,235,787)
Balance, September 30, 2007	$1,227,626

The liability is based on the actual amount of the payments that were settled in shares of the Company’s common stock.

On the payment date, the portion of the current liability attributable to the issuance of shares of the Company’s common stock was reclassified to stockholders’ equity. During the Company’s third fiscal quarter, the portion of the current liability attributable to the issuance of shares of the Company’s common stock on October 17, 2007 and October 31, 2007 will be reclassified to stockholders’ equity.

The Registration Rights Agreement requires that the Company must maintain effectiveness of the registration statement, provide the information necessary for sale of shares to be made, register a sufficient number of shares, and maintain the listing of the shares. Lack of compliance requires the Company to pay the holders of the registrable securities liquidated damages under the same terms discussed above. As of the date of this Quarterly Report, the Company has not recorded any liability associated with the requirement to maintain effectiveness of the registration statement.

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

Note 6—Share-Based Compensation

Chief Executive Officer (CEO) Options

During the six months ended September 30, 2007, the Company’s CEO exercised options to acquire 1,250,000 shares of common stock, for a cumulative exercise price of $12.50 ($0.00001/share).

2006 Stock Incentive Plan

During the six months ended September 30, 2007, options to purchase 40,000, 673,000 and 25,000 shares of common stock were granted to directors, employees and a consultant, respectively. The options granted have exercise prices of $1.02, $0.45 to $1.18 and $1.64, vest over five years, three years and one year, and have a maximum term of ten, five and five years, respectively. The fair value of the options granted was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility	76.00%
Expected option term	Five to 10 years
Risk-free interest rate	4.63% to 4.68%
Expected dividend yield	0.00%

During the six months ended September 30, 2007, options to purchase 1,060,000 shares of common stock granted to employees expired. The options had exercise prices of $1.18 to $3.19.

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2007 was approximately $1,573,083 which the Company expects to recognize over 4.5 years. As of September 30, 2007 there were 3,013,000 options outstanding under the 2006 Stock Incentive Plan and 6,987,000 options are available for issuance.

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

On May 22, 2007, the Company issued 400,000 shares of common stock to the four new members, and on June 26, 2007, the Company issued 100,000 shares of common stock to the remaining independent Board member. Pursuant to the vesting discussed above, of the total fair market value at the date of grant of $517,000, and for the six months ended September 30, 2007, $155,100 has been reflected as a charge to general and administrative expense in the statement of operations, with a credit of $5 to common stock and $155,095 to additional paid-in capital.

Common Stock Exchanged for Services

Consulting Agreement

On February 2, 2007, the Company entered into an agreement with an executive search firm to recruit additional members for its Board of Directors. Upon acceptance and retention of the additional directors, the Company could pay a portion of the executive search firm’s services in shares of common stock.

On April 20, 2007, four new members were appointed to our Board of Directors. On April 23, 2007, the Company and the executive search firm agreed to payment of a portion of services through the issuance of 107,143 shares of common stock at a price of $1.05 per share, the closing price on that date. The stock issuance was authorized by the Board of Directors on June 27, 2007. For the six months ended September 30, 2007, total compensation of $112,500 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital. .

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

For the three months ended September 30, 2007, board members elected to receive 181,098 shares of common stock in lieu of cash, valued at $0.41 per share, the closing price of the Company’s stock on September 28, 2007. Total compensation of $74,250 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital.

Note 7—Subsequent Events - Short Term Debt

Term Credit Agreement

On October 16, 2007, the Company borrowed $12,240,000 pursuant to a Term Credit Agreement with a financial institution (the Lender), resulting in net proceeds of $11,622,800 after the deduction of the Lender’s fees, expenses, and three months of interest to be held in escrow. In addition, the Company incurred approximately $390,000 in investment banking, legal, and other fees and expenses in connection with the transaction. All amounts outstanding under the Credit Agreement are due and payable on October 31, 2008 (Maturity Date) and bear interest at a rate equal to the greater of (a) 12% per annum and (b) the one-month LIBOR rate plus 6% per annum. The Company is required to make monthly interest payments on the amounts outstanding under the Credit Agreement, but is not required to make any principal payments until the Maturity Date. The Company may prepay the amounts outstanding under the Credit Agreement at any time without penalty.

The Company’s obligations under the Credit Agreement are secured by a first priority security interest in its properties and assets, including all rights under oil & gas leases in its three producing oil fields in the Powder River Basin of Wyoming and all of its equipment on those properties. The Company also granted the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company’s working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The fair value of the ORRI will be recorded as a discount to the note, and amortized over the term of the debt. As long as any of its obligations remain outstanding under the Credit Agreement, the Company will be required to grant the same ORRI to the Lender on any new working interests acquired after closing. Prior to the Maturity Date, the Company may re-acquire 50% of the ORRI granted to the Lender at a repurchase price calculated to ensure that total payments by the Company to the Lender of principal, interest, ORRI revenues, and ORRI repurchase price will equal 120% of the loan amount.

The Company is subject to various restrictive covenants under the Credit Agreement, including limitations on its ability to sell properties and assets, pay dividends, extend credit, amend material contracts, incur indebtedness, provide guarantees, effect mergers or acquisitions (other than to change its state of incorporation), cancel claims, create liens, create subsidiaries, amend its formation documents, make investments, enter into transactions with its affiliates, and enter into swap agreements. The Company must maintain (a) a current ratio of at least 1.0 (excluding from the calculation of current liabilities any loans outstanding under the Credit Agreement) and (b) a loan-to-value ratio greater than 1.0 to 1.0 for the term of the loan.

The Credit Agreement contains several events of default, including if, at any time after closing, the Company’s most recent reserve report indicates that its projected net revenue attributable to proved reserves is insufficient to fully amortize the amounts outstanding under the Credit Agreement within a 48-month period and it is unable to demonstrate to the Lender’s reasonable satisfaction that it would be able to satisfy such outstanding amounts through a sale of its assets or equity. Upon the occurrence of an event of default under the Credit Agreement, the Lender may accelerate the Company’s obligations under the Credit Agreement. Upon certain events of bankruptcy, obligations under the Credit Agreement would automatically accelerate. In addition, at any time that an event of default exists under the Credit Agreement, the Company will be required to pay interest on all amounts outstanding under the Credit Agreement at a default rate, which is equal to the then-prevailing interest rate under the Credit Agreement plus four percent per annum.

Crude Oil Hedging

As required by the Credit Agreement, the Company entered into an oil hedge agreement covering approximately 75% of its proved developed producing reserves scheduled to be produced during a two-year period. The Company has entered into a Participation Cap Costless Collar with an unrelated third party with a price floor of $65 per barrel, indexed to West Texas Intermediate NYMEX (WTI - NYMEX), covering 75% of scheduled production in the next two years, or a total of 113,220 barrels; and a ceiling price, WTI - NYMEX, of $83.50 covering 45% of scheduled production in the next two years, or a total of 67,935 barrels. The price the Company receives for production is indexed to Wyoming Sweet crude oil posted price. The Company has not hedged the basis differential between the NYMEX price and the Wyoming Sweet price.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are “forward-looking statements”, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

•	business strategy; water availability and waterflood production targets

•	carbon dioxide (CO2) availability, deliverability, and tertiary production targets;

•	construction of a CO2 pipeline and surface facilities;

•	inventories, projects, and programs;

•	other anticipated capital expenditures and budgets;

•	future cash flows and borrowings;

•	the availability and terms of financing;

•	oil reserves;

•	reservoir response to CO2 injection;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil prices;

•	production;

•	lease operating expenses, general and administrative costs, and finding and development costs;

•	availability and costs of drilling rigs and field services;

•	future operating results; and

•	plans, objectives, expectations, and intentions.

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

Organization

Rancher Energy is an independent energy company which explores for and develops, produces, and markets oil & gas in North America. Prior to April 2006, Rancher Energy, formerly known as Metalex Resources, Inc. (“Metalex”), was engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006, stockholders voted to change the name to Rancher Energy Corp. Since April 2006, we have employed a new Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Senior Vice President, Engineering, and Chief Accounting Officer and are actively pursuing oil & gas prospects in the Rocky Mountain region.

We operate three fields in the Powder River Basin, Wyoming, which is located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, are the South Glenrock B Field, the Big Muddy Field, and the Cole Creek South Field. All three fields currently produce some oil and are waterflood or CO2 tertiary recovery candidates. We plan to substantially increase production in our fields by using waterflood, CO 2 injection and other enhanced oil recovery (EOR) techniques. To fund the acquisition of the three fields and our operating expenses, from June 2006 through January 2007, we sold $89.3 million of our securities in two private placements. In December 2006, we also entered into an agreement with the Anadarko Petroleum Corporation to supply us with CO2 needed to conduct CO2 tertiary recovery operations in our three fields.

Since late 2006 we have added operating staff and have engaged consultants to conduct field studies of secondary (waterflood) and tertiary( CO2 flood) development of the three Powder River Basin fields. To date, work has focused on field and engineering studies to prepare for development operations. We have also engaged an engineering firm to evaluate routes and undertake the required front end engineering and design for the required CO2 pipeline, as well as another engineering firm to evaluate and design surface facilities appropriate for CO2 injection.

Outlook for the Coming Year

The following summarizes our goals and objectives for the next twelve months:

•
To utilize a portion of the funds raised in the October 2007 short term financing to enhance production in two of our fields, to initiate waterflood operations on one of our fields and to continue permitting for our CO2 pipeline project;

•	Borrow additional funds on a long-term fixed rate basis to conduct 3-D seismic surveys on our fields and to complete our waterflood plan on our Big Muddy Field;

•	Continue to seek long-term financing for our CO2 pipeline and EOR development plan for all our fields.

•	Pursue additional asset and project opportunities that are expected to be accretive to stockholder value.

Oil & Gas Properties Development Plans

Our plans for production enhancement, waterflood and CO2 EOR development of our oil fields are dependent on our obtaining substantial additional funding. That funding is dependent on many factors, some of which are outside our control, and cannot be assured. One major factor is the level of and projected trends in oil prices, which we cannot protect against by hedging at this time.

Short term production enhancement plan - commencing late 2007

In October 2007, we borrowed approximately $11.6 million (after fees and expenses). We plan to utilize these funds to:

•	Install down-hole pumps in six wells in our Cole Creek South Field that are currently flowing oil wells, at an estimated cost of approximately $1.7 million;

•	Drill two wells in our Big Muddy Field as part of the waterflood plan and evaluation to be conducted later in the year, at a cost of approximately $2.1 million;

•	Drill one well in our South Glenrock B Field to access oil reserves that are currently classified as proved undeveloped, at a cost of approximately $1 million;

•	Continue permit process for CO2 pipeline project at a cost of approximately $0.5 million; and

•	Allocate the remainder of the funds to working capital, general corporate purposes, and cash reserves.

Waterflood development plan - Big Muddy Field - commencing 1st or 2nd quarter of 2008

In late 2007 or early 2008, we plan to raise approximately $50 million in a long-term fixed rate debt financing to complete the Big Muddy Field waterflood. Specifically, we plan utilize these funds, together with internally generated funds from crude oil sales, to:

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

CO2 EOR development plan - commencing 2009 to 2010

Following the raising of additional funds, we plan to begin CO2 development operations in the Big Muddy Field followed by the South Glenrock B Field and then the Cole Creek South Field. Capital expenditures to implement our CO2 EOR plans include:

•	Construct a pipeline to transport CO2 from the source to our Big Muddy Field at a cost of approximately $50 to $100 million;

•	Acquire and construct surface and compression facilities at our Big Muddy Field to compress, inject and recycle CO2 at a cost of approximately $20 to $30 million;

•	Drill, complete and equip 70-80 wells as CO2 injectors or oil producers on our Big Muddy Field at a cost of approximately $48 million.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months September 30, 2006

The following is a comparative summary of our results of operations:

	Three Months Ended September 30,
	2007	2006

Revenues:
Oil production (in barrels)	23,622	-
Oil price (per barrel)	$69.88	$-
Oil sales	1,650,628	-

Operating expenses:
Production taxes	201,182	-
Lease operating expenses	712,195	-
Depreciation, depletion, and amortization	368,724	-
Impairment of unproved properties	-	395,785
Accretion expense	31,618	-
Exploration expense	89,670	-
General and administrative expense	1,545,734	395,214
Total operating expenses	2,949,123	790,999

Loss from operations	(1,298,495)	(790,999)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	(1,268,283)	-
Interest expense	(41,941)	1,644
Write-off of deferred financing costs	(99,254)	-
Interest and other income	78,943	22,120
Total other income (expense)	(1,330,535)	23,764

Net loss	$(2,629,030)	$(767,235)

Overview. For the three months ended September 30, 2007, we reported a net loss of $2,629,030, or $(0.02) per basic and fully-diluted share, compared to a net loss of $767,235, or $(0.02) per basic and fully-diluted share, for the corresponding three months of 2006. On December 22, 2006, we completed our acquisition of the Cole Creek South Field and South Glenrock B Field, and on January 4, 2007, we completed our acquisition of the Big Muddy Field. We did not have any oil & gas properties during the three months ended September 30, 2006. Included in the net loss of $2,629,030 are non-cash charges of $1,265,283 for liquidated damages pursuant to a registration rights arrangement, and $327,001 for stock-based compensation expense, restricted stock compensation expense, and services exchanged for common stock to a non-employee and non-employee directors.

Revenue, production taxes, and lease operating expenses. For the three months ended September 30, 2007, we reflected oil & gas sales of $1,650,628 on 23,622 barrels of oil at $69.88 per barrel, production taxes (including ad valorem taxes) of $201,182 and lease operating expenses of $712,195, as compared to $0, $0 and $0, respectively, for the corresponding three months ended September 30, 2006. For the three months ended September 30, 2007, production taxes were $8.52 per barrel, and lease operating expenses were $30.15 per barrel.

Depreciation, depletion, and amortization. For the three months ended September 30, 2007, we reflected depreciation, depletion, and amortization of $368,724 ($318,624 related to oil & gas properties, and $50,100 related to other assets) as compared to $0 for the corresponding three months ended September 30, 2006. For the three months ended September 30, 2007, depreciation, depletion, and amortization of oil & gas properties was $13.49 per barrel.

Impairment expense. For the three months ended September 30, 2006, there was no impairment of unproved properties, as compared to $395,785, related solely to the Burke Ranch property, for the corresponding three months ended September 30, 2006.

Accretion expense. For the three months ended September 30, 2007, we reflected accretion expense of $31,618 as compared to $0 for the corresponding three months ended September 30, 2006. We have reflected accretion of our asset retirement obligation associated with the Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field.

Exploration expense. For the three months ended September 30, 2007, we reflected exploration expense of $89,670 as compared to $0 for the corresponding three months ended September 30, 2006. The exploration expense is attributed to geological and geophysical work at our Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field.

General and administrative expense. For the three months ended September 30, 2007, we reflected general and administrative expenses of $1,545,734 as compared to $395,214 for the corresponding three months ended September 30, 2006. The increase is primarily attributed to focusing our efforts on building our oil & gas infrastructure. For the three months ended September 30, 2007, included in general and administrative expenses is stock-based compensation expense, restricted stock compensation expense, and services exchanged for common stock to a non-employee and non-employee directors that aggregate $327,001. Other key elements comprising the increase include salaries, Sarbanes-Oxley compliance, audit fees, legal, and reservoir engineering. For the three months ended September 30, 2006, included in general and administrative expenses is stock-based compensation of $105,875.

Liquidated damages pursuant to registration rights agreement. In connection with our equity private placement in December 2006 and January 2007, we entered into a registration rights agreement and agreed to file a registration statement to register for resale the shares of common stock. The agreement includes provisions for payment if the registration statement was not declared effective by May 20, 2007, and additional payments are due if there are additional delays in obtaining effectiveness. During the fourth quarter of fiscal 2007, we determined that the obligation to pay the liquidated damages was both probable and could be estimated, and we reflected three months of estimated damages totaling $2,705,531 in that quarter.

During the three months ended September 30, 2007, we determined that we would incur additional damages. Consequently, we reflected two months and 14 days of damages totaling $1,268,283 for the three months ended September 30, 2007.

Interest expense. For the three months ended September 30, 2007, we reflected interest expense of $41,941 as compared to $(1,644) for the corresponding three months ended September 30, 2006. The increase is primarily attributed to imputed interest on the liquidated damages pursuant to the registration rights arrangement discussed above.

Write off of deferred financing costs. For the three months ended September 30, 2007, we reflected $99,254 of write off of deferred financing costs as compared to $0 for the corresponding three months ended September 30, 2006. The write off resulted from certain unsuccessful pursuits of debt financing.

Interest and other income. For the three months ended September 30, 2007, we reflected interest and other income of $78,943 as compared to $22,120 for the corresponding three months ended September 30, 2006. The interest and other income included earnings on excess cash derived from our December 2006 and January 2007 private placement of units, consisting of common stock and warrants to acquire shares of common stock.

Six Months Ended September 30, 2007 Compared to Six Months September 30, 2006

The following is a comparative summary of our results of operations:

	Six Months Ended September 30,
	2007	2006

Revenues:
Oil production (in barrels)	46,056	-
Oil price (per barrel)	$64.73	$-
Oil sales	2,981,107	-

Operating expenses:
Production taxes	362,651	-
Lease operating expenses	1,312,109	-
Depreciation, depletion, and amortization	700,256	-
Impairment of unproved properties	-	395,785
Accretion expense	77,608	-
Exploration expense	130,828	-
General and administrative expense	4,130,160	966,282
Total operating expenses	6,713,612	1,362,067

Loss from operations	(3,732,505)	(1,362,067)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	(2,645,393)	-
Interest expense	(113,180)	(33,000)
Write-off of deferred financing costs	(99,254)	-
Interest and other income	183,381	23,485
Total other income (expense)	(2,674,446)	(9,515)

Net loss	$(6,406,951)	$(1,371,582)

Overview. For the six months ended September 30, 2007, we reported a net loss of $6,406,951, or $(0.06) per basic and fully-diluted share, compared to a net loss of $1,371,582, or $(0.04) per basic and fully-diluted share, for the corresponding six months of 2006. On December 22, 2006, we completed our acquisition of the Cole Creek South Field and South Glenrock B Field, and on January 4, 2007, we completed our acquisition of the Big Muddy Field. We did not have any oil & gas properties during the six months ended September 30, 2006. Included in the net loss of $6,406,951 are non-cash charges of $2,645,393 for liquidated damages pursuant to a registration rights arrangement, and $986,134 for stock-based compensation expense, restricted stock compensation expense, and services exchanged for common stock to a non-employee and non-employee directors.

Revenue, production taxes, and lease operating expenses. For the six months ended September 30, 2007, we reflected oil & gas sales of $2,981,107 on 46,056 barrels of oil at $64.73 per barrel, production taxes (including ad valorem taxes) of $362,651 and lease operating expenses of $1,312,109, as compared to $0, $0 and $0, respectively, for the corresponding six months ended September 30, 2006. For the six months ended September 30, 2007, production taxes were $7.87 per barrel, and lease operating expenses were $28.49 per barrel.

Depreciation, depletion, and amortization. For the six months ended September 30, 2007, we reflected depreciation, depletion, and amortization of $700,256 ($619,130 related to oil & gas properties, and $81,126 related to other assets) as compared to $0 for the corresponding six months ended September 30, 2006. For the six months ended September 30, 2007, depreciation, depletion, and amortization of oil & gas properties was $13.44 per barrel.

Impairment expense. For the six months ended September 30, 2006, there was no impairment of unproved properties, as compared to $395,785, related solely to the Burke Ranch property, for the corresponding three months ended September 30, 2006.

Accretion expense. For the six months ended September 30, 2007, we reflected accretion expense of $77,608 as compared to $0 for the corresponding six months ended September 30, 2006. We have reflected accretion of our asset retirement obligation associated with the Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field.

Exploration expense. For the six months ended September 30, 2007, we reflected exploration expense of $130,828 as compared to $0 for the corresponding six months ended September 30, 2006. The exploration expense is attributed to geological and geophysical work at our Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field.

General and administrative expense. For the six months ended September 30, 2007, we reflected general and administrative expenses of $4,130,160 as compared to $966,282 for the corresponding six months ended September 30, 2006. The increase is primarily attributed to focusing our efforts on building our oil & gas infrastructure. For the six months ended September 30, 2007, included in general and administrative expenses is stock-based compensation expense, restricted stock compensation expense, and services exchanged for common stock to a non-employee and non-employee directors that aggregate $986,134. Other key elements comprising the increase include salaries, Sarbanes-Oxley compliance, audit fees, legal, and reservoir engineering. For the six months ended September 30, 2006, included in general and administrative expenses is stock-based compensation expense of $529,375.

Liquidated damages pursuant to registration rights agreement. In connection with our equity private placement in December 2006 and January 2007, we entered into a registration rights agreement and agreed to file a registration statement to register for resale the shares of common stock. The agreement includes provisions for payment if the registration statementwas not declared effective by May 20, 2007, and additional payments are due if there are additional delays in obtaining effectiveness. During the fourth quarter of fiscal 2007, we determined that the obligation to pay the liquidated damages was both probable and could be estimated, and we reflected three months of estimated damages totaling $2,705,531 in that quarter.

During the six months ended September 30, 2007, we determined that we would incur additional damages. Consequently, we reflected four months and 14 days of damages totaling $2,645,393.

Interest expense. For the six months ended September 30, 2007, we reflected interest expense of $113,180 as compared to $33,000 for the corresponding six months ended September 30, 2006. The increase is primarily attributed to imputed interest on the liquidated damages pursuant to the registration rights arrangement discussed above.

Write off of deferred financing costs. For the six months ended September 30, 2007, we reflected $99,254 of write off of deferred financing costs as compared to $0 for the corresponding six months ended September 30, 2006. The write off resulted from certain unsuccessful pursuits of debt financing.

Interest and other income. For the six months ended September 30, 2007, we reflected interest and other income of $183,381 as compared to $23,485 for the corresponding six months ended September 30, 2006. The interest and other income included earnings on excess cash derived from our December 2006 and January 2007 private placement of units, consisting of common stock and warrants to acquire shares of common stock.

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficiency of $1,108,058. Current liabilities include $1,227,626 for penalty payments pursuant to the registration rights agreement, all of which we have settled in shares of our common stock. On October 17, 2007 and October 31, 2007, penalty payments of $822,916 and $404,710 were paid by the issuance of stock.

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

Our currently available cash sources are not sufficient to fund our planned expenditures for the secondary and tertiary development of our three fields.  Essentially all of the necessary funding for their development is expected to come from, and is dependent on, successful completion of a debt financing.  As of September 30, 2007, the Company was debt-free.

Short-Term Financing

On October 16, 2007, we borrowed $12,240,000 pursuant to a Term Credit Agreement with GasRock Capital LLC (GasRock). We received net proceeds of $11,622,800 after the deduction of GasRock’s fees, expenses, and three months of interest to be held in escrow. In addition, we incurred approximately $390,000 in investment banking, legal, and other fees and expenses in connection with the transaction.

All amounts outstanding under the Credit Agreement are due and payable on October 31, 2008 (Maturity Date), and bear interest at a rate equal to the greater of (a) 12% per annum and (b) the LIBOR rate plus 6% per annum. We are required to make monthly interest payments on the amounts outstanding under the Credit Agreement but are not required to make any principal payments until the Maturity Date. We may prepay the amounts outstanding under the Credit Agreement at any time without penalty.

Our obligations under the Credit Agreement are secured by a first priority security interest in all of our properties and assets, including all rights under our oil & gas leases in our three producing oil fields in the Powder River Basin of Wyoming and all of our equipment on those properties.

We also granted GasRock a 2% Overriding Royalty Interest (ORRI), proportionally reduced when our working interest is less than 100%, in all crude oil and natural gas produced from our three Powder River Basin fields. As long as any of our obligations remain outstanding under the Credit Agreement, we will be required to grant the same ORRI to GasRock on any new working interests acquired by us after closing. Prior to the Maturity Date, we may re-acquire 50% of the ORRI granted to GasRock at a repurchase price calculated to ensure that total payments by us to GasRock of principal, interest, ORRI revenues, and ORRI repurchase price will equal 120% of the loan amount.

As required by the Credit Agreement, we entered into an oil hedge agreement covering approximately 75% of our proved developed producing reserves scheduled to be produced during a two-year period. We have entered into a Participation Cap Costless Collar with BP Corporation North America Inc. (BP) with a price floor of $65/bbl for NYMEX light sweet crude oil on 75% of our scheduled production and a ceiling price of $83.50 on 45% of our scheduled production. The price we receive for production in our three fields is indexed to Wyoming Sweet crude oil posted price. We have not hedged the basis differential between the NYMEX price and the Wyoming Sweet price.

We are subject to various restrictive covenants under the Credit Agreement, including limitations on our ability to sell properties and assets, pay dividends, extend credit, amend our material contracts, incur indebtedness, provide guarantees, effect mergers or acquisitions (other than to change our state of incorporation), cancel claims, create liens, create subsidiaries, amend our formation documents, make investments, enter into transactions with our affiliates, and enter into swap agreements. We must maintain (a) a current ratio of at least 1.0 (excluding from the calculation of current liabilities any loans outstanding under the Credit Agreement) and (b) a loan-to-value ratio greater than 1.0 to 1.0 for the term of the loan.

The Credit Agreement contains several events of default, including if, at any time after closing, our most recent reserve report indicates that our projected net revenue attributable to our proved reserves is insufficient to fully amortize the amounts outstanding under the Credit Agreement within a 48-month period and we are unable to demonstrate to GasRock’s reasonable satisfaction that we would be able to satisfy such outstanding amounts through a sale of our assets or equity. Upon the occurrence of an event of default under the Credit Agreement, GasRock may accelerate our obligations under the Credit Agreement. Upon certain events of bankruptcy, our obligations under the Credit Agreement would automatically accelerate. In addition, at any time that an event of default exists under the Credit Agreement, we will be required to pay interest on all amounts outstanding under the Credit Agreement at a default rate, which is equal to the then-prevailing interest rate under the Credit Agreement plus four percent per annum.

Long-Term Debt Financings

We anticipate raising approximately $50 million in late 2007 or early 2008, in one or more long-term debt financings, to carry out the waterflood program on our Big Muddy Field. There is substantial potential for oil recovery via waterflood at our Big Muddy Field, and the waterflood strategy will stand alone as a project separate and apart from our overall CO2 flood strategy. The waterflood development implemented on the Big Muddy Field also is a precursor to eventual CO2 flooding of the field, as the work necessary to prepare the field for waterflood is similarly needed for the comprehensive CO2 flood. We anticipate that the short-term debt financing will be refinanced or rolled into the long-term debt financing. We also anticipate that the Big Muddy Field will be the first field targeted for our comprehensive CO2 flood, followed by the South Glenrock B field and then the Cole Creek South Field.

Following the financing for the Big Muddy Field waterflood project, we plan to raise additional financing in 2008 to proceed with our CO2 EOR tertiary development plans of our three fields.

Completion of the long-term debt financings will be subject to market conditions and Company-specific factors. Irrespective of whether long-term financing is completed as planned, the funds from the short-term financing should be sufficient to cover the negative cash flow from operations through the Maturity Date of the short-term financing. Without additional funding, we would not be able to repay the short-term financing on the Maturity Date. Accordingly, if the long-term financing is not completed as planned, we will reconsider our business plan and consider other strategic alternatives, which could include partnering with other industry participants, property sales and a scale back of operating plans and staffing.

Cash Flows

The following is a summary of Rancher Energy’s comparative cash flows:

	For the Six Months Ended September 30,
	2007	2006
Cash flows from:
Operating activities	$(1,855,577)	$(322,595)
Investing activities	(1,593,935)	(2,837,875)
Financing activities	(235,951)	8,593,397

Cash flows used for operating activities increased primarily as a result of general and administrative expenses incurred in connection with the expansion of the Company’s oil & gas operations.

Cash flows used for investing activities decreased modestly. During the six months ended September 30, 2007 and 2006, net cash used for investing activities included expenditures of $1,466,291 and $2,800,167 for oil & gas properties, and $619,144 and $37,709 for other assets, respectively. Expenditures for oil & gas properties during the six months ended September 30, 2007 were reduced by net proceeds of $491,500 from the conveyance of certain unproved oil & gas properties.

During the six months ended September 30, 2007, cash flows used for financing activities included $234,012 for offering costs associated with the registration of certain equity securities included in our Form S-1 and subsequent amendments filed with the Securities and Exchange Commission. During the six months ended September 30, 2006, cash flows provided by financing activities included $500,000 of proceeds from the issuance of notes payable that were converted to common stock, and $8,093,397 of proceeds, net of offering costs, from the sale of common stock and warrants in connection with a Regulation S offering.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements, and we do not have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the year ended March 31, 2007. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the six months ended September 30, 2007.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk

Because of our relatively low level of current oil & gas production, we are not exposed to a great degree of market risk relating to the pricing applicable to our oil production. However, our ability to raise additional capital at attractive pricing, our future revenues from oil & gas operations, our future profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. With increases to our production, exposure to this risk will become more significant. We expect commodity price volatility to continue. As of September 30, 2007 we had not utilized hedging contracts or derivative instruments to protect against commodity price risk; however, in connection with our short term financing in October 2007, we entered into an oil hedge agreement covering approximately 75% of our proved developed producing reserves scheduled to be produced during a two-year period. Terms of future debt facilities may also require that we hedge a portion of our expected future production.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). We view internal control over financial reporting to be an integral part of our disclosure control over financial reporting. Based on the evaluation of our Chief Executive Officer and Chief Accounting Officer that there are material weaknesses in our internal control over financial reporting, we concluded that our disclosure controls and procedures are not effective as of September 30, 2007. The weaknesses and our remediation efforts were discussed in our Form 10-K filed with the SEC on June 29, 2007. Since June 29, 2007, we have implemented additional remediation efforts including:

1.	The appointment of a Chief Accounting Officer with significant experienced in financial reporting:

2.	The implementation of quarterly fraud assessments carried out by management as part of our financial closing process;

3.	The appointment of an independent, experienced accounting and business advisory firm to review public filings for completeness and to consult on complex or emerging accounting issues;

4.	The appointment of an experienced consulting firm to assist in the development of internal control process documentation and to conduct independent testing of such controls and processes;

5.	The implementation of a new accounting software system, with significantly enhanced segregation of duties and formal authority processes.

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

 Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting that occurred during the six months ended September 30, 2007 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

1.	The appointment of four new independent directors;

2.	The establishment of an Audit Committee;

3.	The establishment of a Compensation Committee;

4.	The establishment of a Nominating and Corporate Governance Committee;

5.	The adoption of an updated Code of Business Conduct and Ethics; and

6.	The adoption of an Insider Trading Policy, and:

7.	The appointment of a Chief Accounting Officer.

Because these controls have not been tested, the operating effectiveness of these changes has yet to be evaluated. Accordingly, the material weaknesses in our internal control over financial reporting as discussed above and in our Form 10-K filed with the SEC on June 29, 2007 remain in effect as of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

As a result of the completion of our short-term debt financing in October 2007, we have amended the risk factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007 by adding the two below risk factors. In addition to the other information set forth in this report and the below risk factors, you should carefully consider the risk factors, discussed in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007, which could materially affect our business, financial condition and/or future results of operations. The risks, described in our Annual Report on Form 10-K and below, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or results of operations. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2007 other than the addition of the two below risk factors.

If we are unable to obtain additional financing our business plans will not be achievable.

Our current cash position will not be sufficient to fund the development of the Big Muddy Field for waterflood operations and our three properties for CO2 EOR operations. We will require substantial additional funding. Our plan is to obtain debt financing. The terms of any debt financing may restrict our future business activities and expenditures. We do not know if additional financing will be available at all when needed or on acceptable terms. Insufficient funds will prevent us from implementing our secondary and tertiary recovery business strategy.

Our October 2007 short-term debt financing required the imposition of a mortgage interest in favor of our lender on our three fields and a default by us of the financing terms could result in the foreclosure and loss of one or more of our fields and other assets.

We borrowed $12 million in October 2007, which is due in October 2008, and granted to the lender a mortgage on our interests in three fields and our other assets. We plan to use these funds to increase oil production and for working capital. We do not expect that our cash flow from operations or other assets will be sufficient to repay this loan. We plan to refinance this loan and borrow additional funds to pursue our business strategy. There is no assurance that such funding will be available. If we are not successful in repaying this debt within the term of the loan, or default under the terms of the loan, the lender will be able to foreclose one or more of our three properties and other assets and we could lose the properties. A foreclosure could significantly reduce or eliminate our property interests, force us to alter our business strategy, which could involve the sale of properties or working interests in the properties, and adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On September 30, 2007, pursuant to our compensation arrangement with our non-employee directors, we issued 181,098 shares of our common stock in the aggregate under our 2006 Stock Incentive Plan to our non-employee directors for their service on our Board of Directors and for attending board and committee meetings, as the case may be. More specifically, we issued to the following directors the shares specified: (i) William A. Anderson, 40,244 shares; (ii) Joseph P. McCoy, 45,732 shares, (iii) Patrick M. Murray, 27,439 shares, (iv) Myron M. Sheinfeld, 27,439 shares, and (v) Mark Worthey, 40,244 shares. The foregoing issuances were made pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (17)
3.2	Articles of Correction (22)
3.3	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)

Exhibit	Description
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.28	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (19)
10.29	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (18)
10.30	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(20)
10.31	Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (22)
10.32	Term Note made by Rancher Energy Corp. in favor of GasRock Capital LLC, dated October 16, 2007 (22)
10.33	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues from Rancher Energy Corp. to GasRock Capital LLC, dated as of October 16, 2007 (22)

Exhibit	Description
10.34	Security Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (22)
10.35	Conveyance of Overriding Royalty Interest by Rancher Energy Corp. in favor of GasRock Capital LLC, dated as of October 16, 2007 (22)
10.36	ISDA Master Agreement between Rancher Energy Corp. and BP Corporation North America Inc., dated as of October 16, 2007 (22)
10.37	Restricted Account and Securities Account Control Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and Wells Fargo Bank, National Association, dated as of October 16, 2007 (22)
10.38	Intercreditor Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and BP Corporation North America Inc., dated as of October 16, 2007 (22)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer) (21)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer) (21)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)

(1)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004 (File No. 333-116307).

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006 (File No. 000-51425).

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006 (File No. 000-51425).

(5)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006 (File No. 000-51425).

(6)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006 (File No. 000-51425).

(7)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006 (File No. 000-51425).

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006 (File No. 000-51425).

(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2006 (File No. 000-51425).

(10)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006 (File No. 000-51425).

(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006 (File No. 000-51425).

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006 (File No. 000-51425).

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006 (File No. 000-51425).

(14)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007 (File No. 000-51425).

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007 (File No. 000-51425).

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007 (File No. 000-51425).

(17)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007 (File No. 000-51425).

(18)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007 (File No. 000-51425).

(19)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007 (File No. 000-51425).

(20)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007 (File No. 000-51425

(21)	Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007 (File No. 000-51425).

(22)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP. (Registrant)

Dated: November 8, 2007	By:	/s/ John Works
John Works
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer)

Dated: November 8, 2007	By:	/s/ Richard Kurtenbach
Chief Accounting Officer (Principal Accounting Officer)