Form 10-Q
period 2007-12-31
RANCHER ENERGY CORP.
filed 2008-02-11
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes ☐      No ☒

As of February 8, 2008, 114,437,956 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

Rancher Energy Corp.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

SIGNATURES		31

Part I. Financial Information

Item 1. Financial Statements
Rancher Energy Corp.
Consolidated Balance Sheets

	December 31, 2007	March 31, 2007 (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$10,253,091	$5,129,883
Accounts receivable	780,079	453,709
Prepaid expenses	690,317	-
Total current assets	11,723,487	5,583,592

Oil & gas properties at cost (successful efforts method):
Unproved	53,870,386	56,079,133
Proved	18,081,265	18,552,188
Less: Accumulated depletion, depreciation and amortization	(1,249,879)	(347,821)
Net oil & gas properties	70,701,772	74,283,500

Other assets:
Other assets, net of accumulated depreciation of $156,290 and $27,880, respectively	2,655,494	1,610,939

Total assets	$85,080,753	$81,478,031

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Balance Sheets

	December 31, 2007 (Unaudited)	March 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	1,977,037	1,542,840
Accrued oil & gas property costs	-	250,000
Asset retirement obligation	564,308	196,000
Note payable, net of unamortized discount of $3,598,545	8,641,455	-
Liquidated damages pursuant to registration rights arrangements	-	2,705,531
Derivative liability	394,286	-
Total current liabilities	11,577,086	4,694,371

Long-term liabilities:
Derivative liability	209,134	-
Asset retirement obligation	705,328	1,025,567
Total long-term liabilities	914,462	1,025,567

Commitments and contingencies:	-	-

Stockholders’ equity:
Common stock, $0.00001 par value, 275,000,000 shares authorized, 114,437,956 and 102,041,432 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	1,145	1,021

Additional paid-in capital	91,529,215	84,985,934

Accumulated deficit	(18,941,155)	(9,228,862)

Total stockholders’ equity	72,589,205	75,758,093

Total liabilities and stockholders’ equity	$85,080,753	$81,478,031

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Oil & gas sales	1,704,267	$105,416	$$4,685,373	$105,416
Losses on derivative activities	(636,109)		(636,109)
Total revenues	1,068,158	105,416	4,049,264	105,416
Operating expenses:
Production taxes	207,588	11,192	570,239	11,192
Lease operating expenses	808,091	73,725	2,087,753	73,725
Depreciation, depletion, amortization and accretion	319,391	37,155	1,097,255	37,155
Impairment	-	4,681	-	385,526
Exploration expense	55,945	220,191	186,772	235,131
General and administrative	1,735,482	1,200,405	5,788,574	2,166,687
Total operating expenses	3,126,497	1,547,349	9,730,593	2,909,416

Loss from operations	(2,058,339)	(1,441,933)	(5,681,329)	(2,804,000)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	-	-	$(2,645,393)	-
Interest and other income	95,982	71,262	169,846	94,747
Interest expense and financing costs	(1,342,984)	-	(1,555,417)	(33,000)

Total other income (expense)	(1,247,002)	71,262	(4,030,964)	61,747

Net loss	$(3,305,341)	$(1,370,671)	$(9,712,293)	$(2,742,253)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.09)	$(0.07)

Basic and diluted weighted average shares outstanding	113,471,032	53,933,905	108,425,299	40,227,219

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit		Total Stockholders’ Equity

Balance, April 1, 2007	102,041,432	$1,021	$84,985,934	$(9,228,862)		$75,758,093

Liquidated damages and imputed interest pursuant to registration rights arrangement, settled in shares	9,731,569	97	5,463,315	-		5,463,412

Stock issued upon exercise of stock options	1,500,000	15	-	-		15

Restricted stock awards	500,000	5	180,945	-		180,950

Common stock exchanged for services - non-employee directors	557,812	6	222,744		-	222,750

Common stock exchanged for services - non-employee	107,143	1	112,499		-	112,500

Stock-based compensation	-	-	864,143	-		864,143

Offering costs	-	-	(300,365)	-		(300,365)

Net loss		-		(9,712,293)		(9,712,293)

Balance, December 31, 2007	114,437,956	$1,145	$91,529,215	$(18,941,155)		$72,589,205

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,712,293)	$(2,742,253)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation, depletion, amortization and accretion	1,097,255	37,155
Impairment of unproved properties	-	385,526
Liquidated damages pursuant to registration rights arrangement	2,645,393	-
Imputed interest expense	112,489	33,453
Amortization of deferred financing costs and discount on note payable	1,132,050	-
Unrealized losses on derivative activities	578,435	-
Stock-based compensation expense	864,143	1,020,739
Restricted stock compensation expense	180,950	-
Services exchanged for common stock - non-employee directors	222,750	-
Services exchanged for common stock - non-employee	112,500	-
Changes in operating assets and liabilities:
Settlement of asset retirement obligation	(18,318)	-
Accounts receivable	(260,853)	(94,727)
Prepaid expenses	(560,321)	-
Other assets	-	(42.352)
Accounts payable and accrued liabilities	45,758	382,260
Net cash used for operating activities	(3,560,062)	(1,020,199)

Cash flows from investing activities:
Capital expenditures for oil & gas properties	(2,087,871)	(50,524,058)
Proceeds from conveyance of unproved oil & gas properties	491,500	-
Increase in other assets	(797,432)	(124,843)
Net cash used for investing activities	(2,393,803)	(50,648,901)

Cash flows from financing activities:
Payment of deferred financing costs	(862,577)	-
Proceeds from issuance of convertible notes payable	-	8,112,862
Proceeds from borrowings	12,240,000	-
Payments of convertible notes payable	-	-
Proceeds from notes payable converted to common stock	-	500,000
Proceeds from sale of common stock and warrants	-	74,937,508
Proceeds from issuance of common stock upon exercise of stock options	15	-
Payment of offering costs	(300,365)	-
Net cash provided by financing activities	11,077,073	83,550,370

Increase in cash and cash equivalents	5,123,208	31,881,270
Cash and cash equivalents, beginning of period	5,129,883	46,081

Cash and cash equivalents, end of period	$10,253,091	$31,927,351

Rancher Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Non-cash investing and financing activities:
Payables for purchase of oil & gas properties	$118,023	$500,000
Asset retirement asset and obligation	$18,473	$901,458
Value of warrants issued in connection with acquisition of South Cole Creek and South Glenrock B Fields	$-	$616,140
Common stock and warrants issued on conversion of notes payable	$-	$503,453
Common stock issued on payment of liquidated damages pursuant to registrations rights arrangement	$5,463,412	$-
Conveyance of overiding royality interest in financing transaction	$4,500,000	$-

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

Other Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2007, and are supplemented in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the nine months ended December 31, 2007. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2007. As a result on transactions entered into since the filing of the Company’s Annual Report on Form 10-K. the following significant accounting policies have been implemented.

Deferred Financing Costs

The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or life of the credit facility.

Commodity Derivatives

The Company accounts for derivative instruments or hedging activities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to record derivative instruments at their fair value. The Company’s risk management strategy is to enter into commodity derivatives that set “price floors” and “price ceilings” for its crude oil production. The objective is to reduce the Company’s exposure to commodity price risk associated with expected crude oil production.

The Company has elected not to designate the commodity derivatives to which they are a party as cash flow hedges, and accordingly, such contracts are recorded at fair value on its consolidated balance sheets and changes in such fair value are recognized in current earnings as income or expense as they occur.

The Company does not hold or issue commodity derivatives for speculative or trading purposes. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its commodity derivatives. It is anticipated, however, that its counterparty will be able to fully satisfy its obligations under the commodity derivatives contracts. The Company does not obtain collateral or other security to support its commodity derivatives contracts subject to credit risk but does monitor the credit standing of the counterparty. The price we receive for production in our three fields is indexed to Wyoming Sweet crude oil posted price. The Company has not hedged the basis differential between the NYMEX price and the Wyoming Sweet price.

Reclassification .
Certain amounts in the 2006 financial statements have been  reclassified to conform to the 2007 financial statement presentation. Such reclassification had no effect on net loss.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combination (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions and includes a significant number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial position or results of operations.

Net Income (Loss) per Share

Basic net income (loss) per common share of stock is calculated by dividing net income (loss) available to common stockholders by the basic weighted-average of common shares outstanding during each period.

Fully-diluted net income per common share of stock is calculated by dividing adjusted net income by the weighted-average of fully -diluted common shares outstanding, including the effect of other dilutive securities. The Company’s potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase shares of the Company’s common stock. Fully-diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive. The treasury stock method is used to measure the dilutive impact of stock options and warrants. For the three and nine months ended December 31, 2007, securities totaling 80,473,550 were excluded from fully-diluted weighted average shares outstanding, consisting of 75,960,550 warrants and 4,513,000 options to acquire shares of the Company’s common stock, as their effect would be anti-dilutive.

The following table sets forth the calculation of basic and fully-diluted loss per share:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006
Net loss	$(3,305,341)	$(1,370,671)	$(9,712,293)	$(2,742,253)
Basic weighted-average common shares outstanding	113,471,032	53,933,905	108,425,299	40,277,219
Basic and fully-diluted net loss per common share	$(0.03)	$(0.03)	$(0.09)	$(0.07)

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

Big Muddy Field Acquisition

On January 4, 2007, the Company acquired the Big Muddy Field, which is located in the Powder River Basin east of Casper, Wyoming.

Pro Forma Results of Operations

The following table reflects the pro forma results of operations for the three and six months ended December 31, 2006, as though the acquisitions had occurred on April 1, 2006. The pro forma amounts include certain adjustments, including recognition of depreciation, depletion, and amortization based on the allocated purchase price.

The pro forma results do not necessarily reflect the actual results that would have occurred had the acquisitions occurred during the period presented, nor does it necessarily indicate the future results of the Company and the acquisitions.

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Revenue	$1,100,169	$4,500,447
Net loss	$(1,434,105)	$(2,340,433)
Net loss per basic and fully- diluted share	$(0.01)	$(0.03)

See Note 9 for discussion of events occurring subsequent to December 31, 2007.

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

The Company’s estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised, as appropriate. The credit-adjusted risk-free rate used to discount the Company’s abandonment liabilities was 13.1%. Revisions to the liability are due to changes in estimated abandonment costs and changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

The Company did not have any oil & gas properties prior to the Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field acquisitions in late 2006 and early 2007 discussed in Note 2, Property Acquisitions, and, consequently, did not have any asset retirement obligation liability. The Company recorded no accretion expense during the very brief period it owned the fields in the period ended December 31, 2006. A reconciliation of the Company’s asset retirement obligation liability during the nine months ended December 31 is as follows:

	2007	2006

Balance, April 1	$1,221,567	$-
Liabilities incurred		901,458
Liabilities settled	(18,318)	-
Accretion expense	66,387	-
Balance, December 31	$1,269,636	$901,458

Current	$564,308	$109,274
Long-term
	$705,328	$792,184

Note 4—Income Taxes

As of December 31, 2007, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

Effective April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption, there was no impact to the Company’s consolidated financial statements, and as of December 31, 2007, the Company did not have any unrecognized tax benefits, and no interest or penalties related to income tax reporting were reflected in the consolidated balance sheet and statement of operations. We do not expect any material changes to the unrecognized tax positions within the next 12 months.

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

Note 5—Short Term Note Payable

On October 16, 2007, the Company borrowed $12,240,000 pursuant to a Term Credit Agreement with a financial institution (the Lender), resulting in net proceeds of $11,622,800 after the deduction of the Lender’s fees, expenses, and three months of interest to be held in escrow. In addition, the Company incurred approximately $390,000 in investment banking, legal, and other fees and expenses in connection with the transaction. The Company capitalized costs associated with the issuance of the Note Payable as deferred financing costs. Amortization of the deferred financing costs in the amount of $131,342 is included in interest expense for the three and nine months ended December 31, 2007.

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

The Company’s obligations under the Credit Agreement are collateralized by a first priority security interest in its properties and assets, including all rights under oil & gas leases in its three producing oil fields in the Powder River Basin of Wyoming and all of its equipment on those properties. The Company also granted the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company’s working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimates that the fair value of the ORRI granted to the Lender is approximately $4,500,000 and has recorded this amount as a discount to the Note Payable and as a decrease of oil and gas properties. Amortization of the discount based upon the effective interest method in the amount of $901,455 is included in interest expense for the three and nine months ended December 31, 2007. As long as any of its obligations remain outstanding under the Credit Agreement, the Company will be required to grant the same ORRI to the Lender on any new working interests acquired after closing. Prior to the Maturity Date, the Company may re-acquire 50% of the ORRI granted to the Lender at a repurchase price calculated to ensure that total payments by the Company to the Lender of principal, interest, ORRI revenues, and ORRI repurchase price will equal 120% of the loan amount.

The Credit Agreement contains several events of default, including if, at any time after closing, the Company’s most recent reserve report indicates that its projected net revenue attributable to proved reserves is insufficient to fully amortize the amounts outstanding under the Credit Agreement within a 48-month period and it is unable to demonstrate to the Lender’s reasonable satisfaction that it would be able to satisfy such outstanding amounts through a sale of its assets or an sale of equity. Upon the occurrence of an event of default under the Credit Agreement, the Lender may accelerate the Company’s obligations under the Credit Agreement. Upon certain events of bankruptcy, obligations under the Credit Agreement would automatically accelerate. In addition, at any time that an event of default exists under the Credit Agreement, the Company will be required to pay interest on all amounts outstanding under the Credit Agreement at a default rate, which is equal to the then-prevailing interest rate under the Credit Agreement plus four percent per annum.

The Company is subject to various restrictive covenants under the Credit Agreement, including limitations on its ability to sell properties and assets, pay dividends, extend credit, amend material contracts, incur indebtedness, provide guarantees, effect mergers or acquisitions (other than to change its state of incorporation), cancel claims, create liens, create subsidiaries, amend its formation documents, make investments, enter into transactions with its affiliates, and enter into swap agreements. The Company must maintain (a) a current ratio of at least 1.0 (excluding from the calculation of current liabilities any loans outstanding under the Credit Agreement) and (b) a loan-to-value ratio greater than 1.0 to 1.0 for the term of the loan. As of December 31, 2007 and of the date of this Quarterly Report, the Company is in compliance with all covenants under the Credit Agreement.

Note 6—Common Stock

Registration and Other Payment Arrangements

In connection with the sale of certain Units, consisting of common stock and warrants to acquire common stock, the Company entered into agreements that require the transfer of consideration under registration and other payment arrangements, if certain conditions are not met.

Under the terms of the Registration Rights Agreement, the Company was required to pay the holders of the registrable securities issued in the December 2006 and January 2007 equity private placement, liquidated damages if the registration statement that was filed in conjunction with the private placement was not declared effective by the U.S. Securities and Exchange Commission (SEC) within 150 days of the closing of the private placement (December 21, 2006). The liquidated damages were due on or before the day of the failure (May 20, 2007) and every 30 days thereafter, or three business days after the failure is cured, if earlier. The amount due was 1% of the aggregate purchase price, or $794,000 per month. If the Company failed to make the payments timely, interest would accrue at a rate of 1.5% per month. All payments pursuant to the registration rights agreement and the private placement agreement could not exceed 24% of the aggregate purchase price, or $19,057,000 in total. The payment could be made in cash, notes, or shares of common stock, at the Company’s option, as long as the Company did not have an equity condition failure. The equity condition failures are described further below. Pursuant to the terms of the registration rights agreement, when the Company opted to pay the liquidated damages in shares of common stock, the number of shares issued was based on the payment amount of $794,000 divided by 90% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the payment due date.

The Company’s registration statement was declared effective on October 31, 2007. The following is a summary of payments during the nine months ended December 31, 2007:

Payment Date	90% of Volume Weighted Average Price for 10 Days Preceding Payment	Shares Issued	Closing Price at Payment Date	Value of Shares Issued

May 18, 2007	$0.85	933,458	$1.04	$970,797
June 19, 2007	$0.84	946,819	$0.88	833,201
July 19, 2007	$0.60	1,321,799	$0.66	872,387
August 17, 2007	$0.45	1,757,212	$0.41	720,457
September 17, 2007	$0.32	2,467,484	$0.34	838,945
October 17, 2007	$0.55	1,443,712	$0.57	822,915
October 31, 2007	$0.43	861,085	$0.47	404,710
		9,731,569		$5,463,412

A reconciliation of the Company’s liquidated damages liability pursuant to registration rights arrangements during the nine months ended December 31, 2007 is as follows:

Balance, April 1, 2007	$2,705,531

Obligations incurred	2,645,393
Imputed interest expense	112,488
Common stock issued in payment of obligations	(5,463,412)
Balance, December 31, 2007	$0

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

Failure to maintain the equity conditions, a description of which follows, negates the Company’s ability to settle the liquidated damages, if any, in shares of common stock. The Company must ensure that:

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

Note 7—Share-Based Compensation

Chief Executive Officer (CEO) Options

During the nine months ended December 31, 2007, the Company’s CEO exercised options to acquire 1,500,000 shares of common stock, for a cumulative exercise price of $15.00 ($0.00001/share).

2006 Stock Incentive Plan

During the nine months ended December 31, 2007, options to purchase 40,000, 673,000 and 25,000 shares of common stock were granted to directors, employees and a consultant, respectively. The options granted have exercise prices of $1.02, $0.45 to $1.18 and $1.64, vest over five years, three years and one year, and have a maximum term of ten, five and five years, respectively. The fair value of the options granted was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility	76.00%
Expected option term	Five to 10 years
Risk-free interest rate	4.63% to 4.68%
Expected dividend yield	0.00%

During the nine months ended December 31, 2007, options to purchase 1,060,000 shares of common stock granted to employees expired. The options had exercise prices of $1.18 to $3.19.

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2007 was approximately $1,384,839 which the Company expects to recognize over 3.7 years. As of December 31, 2007 there were 3,013,000 options outstanding under the 2006 Stock Incentive Plan and 6,987,000 options are available for issuance.

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

On May 22, 2007, the Company issued 400,000 shares of common stock to the four new members, and on June 26, 2007, the Company issued 100,000 shares of common stock to the remaining independent Board member. Pursuant to the vesting discussed above, of the total fair market value at the date of grant of $517,000, and for the nine months ended December 31, 2007, $180,950 has been reflected as a charge to general and administrative expense in the statement of operations, with a credit of $5 to common stock and $180,945 to additional paid-in capital.

Common Stock Exchanged for Services

Consulting Agreement

On February 2, 2007, the Company entered into an agreement with an executive search firm to recruit additional members for its Board of Directors. Upon acceptance and retention of the additional directors, the Company could pay a portion of the executive search firm’s services in shares of common stock.

On April 20, 2007, four new members were appointed to the Company’s Board of Directors. On April 23, 2007, the Company and the executive search firm agreed to payment of a portion of services through the issuance of 107,143 shares of common stock at a price of $1.05 per share, the closing price on that date. The stock issuance was authorized by the Board of Directors on June 27, 2007. For the nine months ended December 31, 2007, total compensation of $112,500 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital.

Board of Director Fees

On April 20, 2007, the Board of Directors approved a resolution whereby members may receive stock in lieu of cash for Board meeting fees, Committee meeting fees and Committee Chairmen fees.

For the three and nine months ended December 31, 2007, board members elected to receive 275,001 and 557,812 shares of common stock, respectively, in lieu of cash, valued at $0.73 to $0.27 per share, the closing price of the Company’s stock on the dates of grant. Total compensation for the three and nine months ended December 31, 2007of $74,250 and $222,750, respectively, has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital.

Note 8—Commodity Derivatives

The Company accounts for derivative instruments or hedging activities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to record derivative instruments at their fair value.

Under the terms of the Credit Agreement (Note 5), the Company was required to enter into derivatives contracts covering approximately 75% of its proved developed producing reserves scheduled to be produced during a two-year period. The objective is to reduce the Company’s exposure to commodity price risk associated with expected crude oil production.

The Company’s risk management strategy is to enter into commodity derivatives that set “price floors” and “price ceilings” for its crude oil production. On October 16, 2007, the Company entered into a participation cap costless collar with an unrelated counterparty that specifies a price floor of $65 per barrel, indexed to West Texas Intermediate NYMEX (WTI- NYMEX) covering 75% of scheduled production in the next two years, a total of 113,220 barrels; and a WTI- NYMEX price ceiling of $83.50 per barrel covering 45% of scheduled production for two years, a total of 67,935 barrels.

The Company has elected not to designate the commodity derivatives to which they are a party as cash flow hedges, and accordingly, such contracts are recorded at fair value on its consolidated balance sheets and changes in such fair value are recognized in current earnings as income or expense as they occur. As of December 31, 2007, the fair value of the contract with the counterparty was estimated to be $578,435 in a net liability position This amount together with realized losses on settlement of the derivative contract of $57,674 (combined total of $636,109) is reflected as losses from risk management activities on the consolidated statements of operations for the three and nine months ended December 31, 2007.

The Company does not hold or issue commodity derivatives for speculative or trading purposes. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its commodity derivatives. It is anticipated, however, that its counterparty will be able to fully satisfy its obligations under the commodity derivatives contracts. The Company does not obtain collateral or other security to support its commodity derivatives contracts subject to credit risk but does monitor the credit standing of the counterparty. The price we receive for production in our three fields is indexed to Wyoming Sweet crude oil posted price.The Company has not hedged the basis differential between the NYMEX price and the Wyoming Sweet price.

Note 9—Subsequent Events

Financing Letter of Intent
Subsequent to December 31, 2007, the Company executed a non-binding letter of intent with an experienced industry operator (the “Industry Operator”) under which the Industry Operator will spend up to $83.5 million to earn up to a 55% working interest in the Company’s three fields in the Powder River Basin - the Big Muddy, Cole Creek South, and South Glenrock B.  The earn-in period is expected to be three years, or less depending on the requirements of the development plan.  Upon the closing, the Industry Operator will provide $12,240,000 of the funds to retire the Short Term Note Payable (Note 5) and the remainder of the funds will be utilized primarily for the development of the Company’s CO2 enhanced oil recovery (EOR) project in its three fields. The transaction is subject to regular corporate approvals, completion of due diligence and other conditions. Closing is scheduled to occur on or before April 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are “forward-looking statements”, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

•	business strategy;

•	water availability and waterflood production targets;

•	carbon dioxide (CO2) availability, deliverability, and tertiary production targets;

•	construction of a CO2 pipeline and surface facilities;

•	inventories, projects, and programs;

•	other anticipated capital expenditures and budgets;

•	future cash flows and borrowings;

•	the availability and terms of financing;

•	oil reserves;

•	reservoir response to CO2 injection;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil prices;

•	production;

•	lease operating expenses, general and administrative costs, and finding and development costs;

•	availability and costs of drilling rigs and field services;

•	future operating results;

•	plans, objectives, expectations, and intentions and

•	terms of and ability to close the proposed letter of intent financing arrangement

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

Organization

Rancher Energy is an independent energy company which explores for and develops, produces, and markets oil & gas in North America. Prior to April 2006, Rancher Energy, formerly known as Metalex Resources, Inc. (“Metalex”), was engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006, stockholders voted to change the name to Rancher Energy Corp. Since April 2006, we have employed a new Chief Executive Officer, Chief Operating Officer, Senior Vice President, Engineering, and Chief Accounting Officer and are actively pursuing oil & gas prospects in the Rocky Mountain region.

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

Outlook for the Coming Year

On February 5, 2007 we executed a non-binding letter of intent with an experienced industry operator (the “industry partner”) under which the industry partner will invest up to $83.5 million in our CO2 enhanced oil recovery (EOR) program in our three fields in the Powder River Basin of Wyoming. Under terms of the proposed financing agreement the industry partner will earn up to a 55% working interest in the three fields for its investment.  The earn-in period is expected to be three years or less depending on the requirements of the development plan which is being developed jointly by Rancher and the industry partner. Closing of the transaction is scheduled to occur on or before April 30, 2008.

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months December 31, 2006

The following is a comparative summary of our results of operations:

	Three Months Ended December 31,
	2007	2006

Revenues:
Oil production (in barrels)	22,020	2,198
Net Oil price (per barrel)	$77.40	$47.96
Oil sales	1,704,267	105,416
Losses on derivative activities	(636,109)	-
Total revenues	1,068,158	105,416

Operating expenses:
Production taxes	207,588	11,192
Lease operating expenses	808,091	73,725
Depreciation, depletion, amortization, and accretion	319,391	37,155
Impairment of unproved properties	-	4,681
Exploration expense	55,945	220,191
General and administrative expense	1,735,482	1,200,405
Total operating expenses	3,126,497	1,547,349

Loss from operations	(2,058,339)	(1,441,933)

Other income (expense):
Interest expense and financing costs	(1,342,984)	-
Interest and other income	95,982	71,262
Total other income (expense)	(1,247,002)	71,262

Net loss	$(3,305,341)	$(1,370,671)

Overview. For the three months ended December 31, 2007, we reported a net loss of $3,305,341, or $0.03 per basic and fully-diluted share, compared to a net loss of $1,370,671, or $0.03 per basic and fully-diluted share, for the corresponding three months of 2006. We are a vastly different Company in the 2007 period as compared to the 2006 period. On December 22, 2006, we completed our acquisition of the Cole Creek South Field and South Glenrock B Field, and on January 4, 2007, we completed our acquisition of the Big Muddy Field. We also added technical, clerical and field operations staff since 2006 and have conducted numerous studies and evaluations of the properties acquired to enable us to carry out our Enhanced Oil Recovery (EOR) business plan. Discussions of individually significant period to period variances follow.

Revenue, production taxes, and lease operating expenses. For the three months ended December 31, 2007, we reflected net oil & gas sales of $1,704,267on 22,020 barrels of oil at $77.40 per barrel, production taxes (including ad valorem taxes) of $207,588 and lease operating expenses of $808,091, as compared to $105,416, $11,192 and $73,725, respectively, for the corresponding three months ended December 31, 2006. . As noted above, the 2006 period represented the ten day period from acquisition and covered only two of our three fields. For the three months ended December 31, 2007, production taxes were $9.43 per barrel, and lease operating expenses were $36.70 per barrel, an amount that includes unscheduled well repair and maintenance work, the majority of which are one-time costs.

Losses on risk management activities During the three months ended December 31, 2007 we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the three months ended December 31, 2007 we recorded realized losses on the risk management activities of $57,674 and unrealized losses of $578,435.

Depreciation, depletion, amortization and accretion. For the three months ended December 31, 2007, we reflected depreciation, depletion, and amortization of $319,391 ($291,707 related to oil & gas properties, and $47,684 related to other assets) as compared to $37,155 for the corresponding three months ended December 31, 2006. For the three months ended December 31, 2007, depreciation, depletion, and amortization of oil & gas properties was $12.84 per barrel.

Exploration expense. For the three months ended December 31, 2007, we reflected exploration expense of $55,945 as compared to $220,191 for the corresponding three months ended December 31, 2006. The exploration expense is attributed to geological and geophysical work at our Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field. The much higher level of expense in 2006 reflects the significant efforts to evaluate the newly acquired fields in the period as compared to a more routine level of efforts in 2007.

General and administrative expense. For the three months ended December 31, 2007, we reflected general and administrative expenses of $1,735,482 as compared to $1,200,405 for the corresponding three months ended December 31, 2006. The increase is primarily attributed to staff additions, office expansion and other actions to increase our capacity to manage our oil & gas operations. For the three months ended December 31, 2007, included in general and administrative expenses is stock-based compensation expense, restricted stock compensation expense, and services exchanged for common stock to non-employee directors that aggregate $394,209. Other key elements comprising the increase include salaries, Sarbanes-Oxley compliance, audit fees, legal, and reservoir engineering. For the three months ended December 31, 2006, included in general and administrative expenses is stock-based compensation of $491,000.

Interest expense and financing costs. For the three months ended December 31, 2007, we reflected interest expense and financing costs of  $1,342,984 as compared to $-0-for the corresponding three months ended December 31, 2006. The 2007 amount is comprised of interest paid on the Note Payable issued in October 2007 of $310,080, and amortization of deferred financing costs and discount on Note Payable of $1,032,904. During the 2006 period we had no debt.

Interest and other income. For the three months ended December 31, 2007, we reflected interest and other income of $95,982 as compared to $71,292 for the corresponding three months ended December 31, 2006. The interest and other income included in 2007 primarily reflects earnings on excess cash derived from our October 2007 debt issuance. Interest earned in the 2006 period reflects earnings on excess cash from our private placements in June, October and December 2006.

Nine Months Ended December 31, 2007 Compared to Nine Months December 31, 2006

The following is a comparative summary of our results of operations:

	Nine Months Ended December 31,
	2007	2006
Revenues:
Oil production (in barrels)	68,076	2,198
Oil price (per barrel)	$68.83	$47.96
Oil sales	4,685,373	105,416
Losses on derivative activities	(636,109)	-
Total revenues	4,049,264	105,416

Operating expenses:
Production taxes	570,239	11,192
Lease operating expenses	2,087,753	73,725
Depreciation, depletion, amortization, and accretion	1,097,255	37,155
Impairment of unproved properties	-	385,526
Exploration expense	186,772	235,131
General and administrative expense	5,788,574	2,166,687
Total operating expenses	9,730,593	2,909,416

Loss from operations	(5,681,329)	(2,804,000)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	(2,645,393)	-
Interest expense and financing costs	(1,555,417)	(33,000)
Interest and other income	169,846	94,747
Total other income (expense)	(4,030,964)	61,747

Net loss	$(9,712,293)	$(2,742.253)

Overview. For the nine months ended December 31, 2007, we reported a net loss of $9,712,293, or $0.09 per basic and fully-diluted share, compared to a net loss of $2,742,253, or $0.07 per basic and fully-diluted share, for the corresponding nine months of 2006. We are a vastly different Company in the 2007 period as compared to the 2006 period. On December 22, 2006, we completed our acquisition of the Cole Creek South Field and South Glenrock B Field, and on January 4, 2007, we completed our acquisition of the Big Muddy Field. We also added technical, clerical and field operations staff since 2006 and have conducted numerous studies and evaluations of the properties acquired to enable us to carry out our Enhanced Oil Recovery (EOR) business plan. Discussions of individually significant period to period variances follow.

Revenue, production taxes, and lease operating expenses. For the nine months ended December 31, 2007, we reflected net oil & gas sales of $4,685,373 on 68,076 barrels of oil at $68.83 per barrel, production taxes (including ad valorem taxes) of $570,239 and lease operating expenses of $2,087,753, as compared to $105,416, $11,192 and $73,725, respectively, for the corresponding nine months ended December 31, 2006. As noted above, the 2006 period represented the ten day period from acquisition and covered only two of our three fields. For the nine months ended December 31, 2007, production taxes were $8.38 per barrel, and lease operating expenses were $30.67per barrel, an amount that includes unscheduled well repair and maintenance work, the majority of which are one-time costs.

Losses on risk management activities During the nine months ended December 31, 2007 we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the nine months ended December 31, 2007 we recorded realized losses on the risk management activities of $57,674 and unrealized losses of $578,435.

Depreciation, depletion, amortization and accretion. For the nine months ended December 31, 2007, we reflected depreciation, depletion, and amortization of $1,097,255 ($968,445 related to oil & gas properties, and $128,810 related to other assets) as compared to $37,115 for the corresponding nine months ended December 31, 2006. For the nine months ended December 31, 2007, depreciation, depletion, and amortization of oil & gas properties was $13.25 per barrel.

Impairment expense. For the nine months ended December 31, 2007 there was no impairment of unproved properties, as compared to $385,526, related solely to the Burke Ranch property, for the corresponding nine months ended December 31, 2006.

Exploration expense. For the nine months ended December 31, 2007, we reflected exploration expense of $186,772 as compared to $235,131 for the corresponding nine months ended December 31, 2006. The exploration expense is attributed to geological and geophysical work at our Cole Creek South Field, the South Glenrock B Field, and the Big Muddy Field.

General and administrative expense. For the nine months ended December 31, 2007, we reflected general and administrative expenses of $5,788,574 as compared to $2,166,687 for the corresponding nine months ended December 31, 2006. The increase is primarily attributed staff additions, office expansion and other actions to increase our capacity to manage our oil & gas operations. For the nine months ended December 31, 2007, included in general and administrative expenses is stock-based compensation expense, restricted stock compensation expense, and services exchanged for common stock to a non-employee and non-employee directors that aggregate $1,380,343. Other key elements comprising the increase include salaries, Sarbanes-Oxley compliance, audit fees, legal, and reservoir engineering. For the nine months ended December 31, 2006, included in general and administrative expenses is stock-based compensation of $1,020,739.

Liquidated damages pursuant to registration rights agreement. In connection with our equity private placement in December 2006 and January 2007, we entered into a registration rights agreement and agreed to file a registration statement to register for resale the shares of common stock. The agreement includes provisions for payment if the registration statement was not declared effective by May 20, 2007, and additional payments were due if there were additional delays in obtaining effectiveness. During the nine months ended December 31, 2007, we paid liquidated damages totaling $2,645,393 by issuing shares of our common stock. The registration statement was declared effective on October 31, 2007 and no damages have been paid since that date.

Interest expense and financing costs. For the three months ended December 31, 2007, we reflected interest expense and financing costs of $1,555,417 as compared to $33,00 for the corresponding nine months ended December 31, 2006. The 2007 amount is comprised of interest paid on the Note Payable issued in October 2007 of $310,080, imputed interest on the liquidated damages pursuant to the registration rights arrangement discussed above of $112,488 and amortization of deferred financing costs and discount on Note Payable of $1,132,849.

Interest and other income. For the nine months ended December 31, 2007, we reflected interest and other income of $169,846 as compared to $97,747 for the corresponding nine months ended December 31, 2006. The interest and other income included in 2007 primarily reflects earnings on excess cash derived from the December 2006 and January 2007 private placement of units and our October 2007 debt issuance. Interest earned in the 2006 period reflects earnings on excess cash from our private placements in June, October and December 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $146,402

We have revenue from production operations in our three fields.  However, we currently have negative cash flow from operating activities.  Monthly oil & gas production revenue is adequate to cover monthly field operating costs and production taxes at the current time.  Only a portion of the remaining cash costs, which consist primarily of general and administrative expenses and interest expense are covered by cash flow.

Our currently available cash sources are not sufficient to fund our planned expenditures for the secondary and tertiary development of our three fields.  Essentially all of the necessary funding for their development is expected to come from, and is dependent on, successful completion of a debt, equity or other financing arrangements.

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

As required by the Credit Agreement, we entered into an oil hedge agreement covering approximately 75% of our proved developed producing reserves scheduled to be produced during a two-year period. We have entered into a Participating Cap Costless Collar with BP Corporation North America Inc. (BP) with a price floor of $65/bbl for NYMEX light sweet crude oil on 75% of our scheduled production and a ceiling price of $83.50 on 45% of our scheduled production. The price we receive for production in our three fields is indexed to Wyoming Sweet crude oil posted price. We have not hedged the basis differential between the NYMEX price and the Wyoming Sweet price.

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

Financing Letter of Intent
On February 5, 2008, we executed a non-binding letter of intent with an experienced oil & gas industry operator (the “Industry Operator”) under which up to $83.5 million in financing is expected to be invested in our CO2 enhanced oil recovery (EOR) program in our three Powder River Basin fields, Big Muddy, Cole Creek South, and South Glenrock B. Under terms of the proposed financing agreement, in return for an $83.5 million investment, the Industry Operator will earn up to a 55% working interest in the fields. The earn-in period is expected to be three years, or less depending on the requirements of the development plan.  Upon closing, the Industry Operator will provide immediate funding to enable us to pay off the short term note. The remainder of the funds will be expended on our CO2 EOR program in accordance with a schedule we plan to jointly develop with the Industry Operator. The closing of the transaction ,is subject to regular corporate approval, completion of due diligence and certain other conditions, and is scheduled to occur on or before April 30, 2008.

We anticipate that after closing of the financing transaction , the pay off of the short term note and with continued oil production from our existing fields, we will have sufficient cash reserves to fund our near term operations . Dependent upon the results of the CO2 development work carried out during the earn in period we may raise additional financing through debt or equity sales for working capital and to fund our development efforts.

In the event the financing is not completed as planned, the existing funds from the short-term financing together with proceeds from existing production should be sufficient to cover the negative cash flow from operations through the Maturity Date of the short-term financing. Without additional funding, we would not be able to repay the short-term financing on the Maturity Date. Accordingly, if the financing is not completed as planned, we will reconsider our business plan and consider other strategic alternatives, which could include partnering with other industry participants, property sales, and a scale back of operating plans and staffing.
Cash Flows

The following is a summary of Rancher Energy’s comparative cash flows:

	For the Nine Months Ended December 31,
	2007	2006
Cash flows from:
Operating activities	$(3,560,062)	(1,020,199)
Investing activities	(2,393,803)	(50,648,901)
Financing activities	11,077,073	83,550,370

Cash flows used for operating activities increased primarily as a result of general and administrative expenses incurred in connection with the expansion of the Company’s oil & gas operations and interest expense incurred in connection with the October 2007 short term financing.

Cash flows used for investing activities decreased significantly in the 2007 period compared to the 2006 period. During the nine months ended December 31, 2007 and 2006, net cash used for investing activities included acquisitions of oil and gas properties of $-0- and $50,225,944; $2,087,871 and $298,114 for capital expenditures on existing oil and gas properties; and $797,432 and $124,843 for the acquisition of other assets, respectively. Expenditures for oil & gas properties during the nine months ended December 31, 2007 were reduced by net proceeds of $491,500 from the conveyance of certain unproved oil & gas properties.

During the nine months ended December 31, 2007, cash flows provided by financing activities included $11,377,423 of net proceeds from the short term debt financing discussed above; funds used for offering costs associated with the registration of certain equity securities included in our Form S-1 and subsequent amendments filed with the Securities and Exchange Commission in the amount of $300,365. During the nine months ended December 31, 2006, cash flows provided by financing activities included $500,000 of proceeds from the issuance of notes payable that were converted to common stock, $8,112,862 of proceeds, net of offering costs, from the sale of common stock and warrants in connection with a Regulation S offering, and $74,937,508 of proceeds, net of offering costs for the sale of common stock and warrants.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements, and we do not have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the year ended March 31, 2007. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the nine months ended December 31, 2007.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). We view internal control over financial reporting to be an integral part of our disclosure control over financial reporting. Based on the evaluation of our Chief Executive Officer and Chief Accounting Officer that there are material weaknesses in our internal control over financial reporting, we concluded that our disclosure controls and procedures are not effective as of December 31, 2007. The weaknesses and our remediation efforts were discussed in our Form 10-K filed with the SEC on June 29, 2007. Since June 29, 2007, we have implemented additional remediation efforts including:

1.	The appointment of a Chief Accounting Officer with significant experience in financial reporting:

2.	The implementation of quarterly fraud assessments carried out by management as part of our financial closing process;

3.	The appointment of an independent, experienced accounting and business advisory firm to review public filings for completeness and to consult on complex or emerging accounting issues;

4.	The appointment of an experienced consulting firm to assist in the development of internal control process documentation and to conduct independent testing of such controls and processes;

5.	The implementation of a new accounting software system, with significantly enhanced segregation of duties and formal authority processes.

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

Changes in Internal Control over Financial Reporting

The following changes in our internal controls over financial reporting that occurred during the nine months ended December 31, 2007 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

Because the testing of these controls has not been completed, the operating effectiveness of these changes has yet to be fully evaluated. Accordingly, the material weaknesses in our internal control over financial reporting as discussed above and in our Form 10-K filed with the SEC on June 29, 2007 remain in effect as of December 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q.

PART II. OTHER INFORMATION

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

Our current cash position will not be sufficient to fund the development of the Big Muddy Field for waterflood operations and our three properties for CO2 EOR operations. We will require substantial additional funding. Our plan is to obtain debt or equity financing. The terms of any such financing may restrict our future business activities and expenditures. We do not know if additional financing will be available at all when needed or on acceptable terms. Insufficient funds will prevent us from implementing our secondary and tertiary recovery business strategy.

Our October 2007 short-term debt financing required the imposition of a mortgage interest in favor of our lender on our three fields and a default by us of the financing terms could result in the foreclosure and loss of one or more of our fields and other assets.

We borrowed $12 million in October 2007, which is due in October 2008, and granted to the lender a mortgage on our interests in three fields and our other assets. We plan to use these funds to increase oil production and for working capital. We do not expect that our cash flow from operations or other assets will be sufficient to repay this loan. We have recently entered into a letter of intent for a financing; however, the letter of intent is non-binding, subject to conditions and may not close. There is no assurance that other funding would be available. If we are not successful in repaying this debt within the term of the loan, or default under the terms of the loan, the lender will be able to foreclose one or more of our three properties and other assets and we could lose the properties. A foreclosure could significantly reduce or eliminate our property interests, force us to alter our business strategy, which could involve the sale of properties or working interests in the properties, and adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2007, pursuant to our compensation arrangement with our non-employee directors, we issued 275,001 shares of our common stock in the aggregate under our 2006 Stock Incentive Plan to our non-employee directors for their service on our Board of Directors and for attending board and committee meetings, as the case may be. More specifically, we issued to the following directors the shares specified: (i) William A. Anderson, 61,111 shares; (ii) Joseph P. McCoy, 69,445 shares, (iii) Patrick M. Murray, 41,667 shares, (iv) Myron M. Sheinfeld, 41,667 shares, and (v) Mark Worthey, 61,111 shares. The foregoing issuances were made pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (17)
3.2	Articles of Correction (22)
3.3	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Employment Agreement by and between John Dobitz and Rancher Energy Corp., dated October 2, 2006 (7)
10.14	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.15	Employment Agreement between Andrew Casazza and Rancher Energy Corp., dated October 23, 2006 (9)
10.16	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.17	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.18	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.19	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.20	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.21	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (13)
10.22	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)
10.23	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.24	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.25	Form of Convertible Note (14)
10.26	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (15)

Exhibit	Description
10.27	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.28	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (19)
10.29	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (18)
10.30	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(20)
10.31	Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (21)
10.32	Term Note made by Rancher Energy Corp. in favor of GasRock Capital LLC, dated October 16, 2007 (21)
10.33	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues from Rancher Energy Corp. to GasRock Capital LLC, dated as of October 16, 2007 (21)
10.34	Security Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (21)
10.35	Conveyance of Overriding Royalty Interest by Rancher Energy Corp. in favor of GasRock Capital LLC, dated as of October 16, 2007 (21)
10.36	ISDA Master Agreement between Rancher Energy Corp. and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.37	Restricted Account and Securities Account Control Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and Wells Fargo Bank, National Association, dated as of October 16, 2007 (21)
10.38	Intercreditor Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.39	First Amendment to Denver Place Office lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated March 6, 2007. (18)
10.40	Joint Venture Financing Letter of Intent, dated February 6, 2008. (23)
10.41	CO2 Supply Agreement, dated _______, 2008. (24)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006.

(6)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006.

(7)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 14, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007.

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007.

(19)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007.

(20)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007.

(21)	Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007.

(22)	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007.

(23)	Incorporated by reference from our Current Report on Form 8-K filed on February 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP. (Registrant)

Dated: February 11, 2008	By:	/s/ John Works
John Works President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (Principal Executive Officer)

Dated: February 11, 2008	By:	/s/ Richard E. Kurtenbach
Chief Accounting Officer (Principal Accounting Officer)