Form 10-K
period 2008-03-31
RANCHER ENERGY CORP.
filed 2008-06-30
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

(303) 629-1125
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Each Exchange On Which Registered
Common Stock, par value $0.00001 per share	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2007 was $44,836,845.

The number of shares outstanding of the registrant’s common stock as of June 27, 2008 was 115,128,364.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

For abbreviations on definitions of certain terms used in the oil and gas industry and in this Annual Report, please refer to the section entitled “Glossary of Abbreviations and Terms” in Item 1 Business.

As used in this document, references to “Rancher Energy”, “our company”, “the Company”, “we”, “us”, and “our” refer to Rancher Energy Corp. and its wholly-owned subsidiary. In this Annual Report, the “Cole Creek South Field” also is referred to as the “South Cole Creek Field”.

i

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

These forward-looking statements include, among others, the following:

•   business strategy;
•   ability to obtain the financial resources to repay secured debt and to conduct the EOR projects;
•   water availability and waterflood production targets;
•   carbon dioxide (CO2) availability, deliverability, and tertiary production targets;
•   construction of surface facilities for waterflood and CO2 operations and a CO2 pipeline;
•   inventories, projects, and programs;
•   other anticipated capital expenditures and budgets;
•   future cash flows and borrowings;
•   the availability and terms of financing;
•   oil reserves;
•   reservoir response to water and CO2 injection;
•   ability to obtain permits and governmental approvals;
•   technology;
•   financial strategy;
•   realized oil prices;
•   production;
•   lease operating expenses, general and administrative costs, finding and development costs;
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

The forward-looking statements contained in this Annual Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Annual Report are not guarantees of future performance and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in this Annual Report. All forward-looking statements speak only as of the date of this Annual Report. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

ITEM 1.	BUSINESS

The Company

We are an independent energy company engaged in the development, production, and marketing of oil and gas in North America. Our business strategy is to use modern tertiary recovery techniques on older, historically productive fields with proven in-place oil and gas. Higher oil and gas prices and advances in technology such as 3-D seismic acquisition and evaluation and carbon dioxide (CO2) injection, should position us to capitalize on attractive sources of potentially recoverable oil and gas.

We operate three fields in the Powder River Basin, Wyoming, which is located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, are the South Glenrock B Field, the Big Muddy Field, and the Cole Creek South Field. All three fields currently produce some oil and are CO2 tertiary recovery candidates. We plan to substantially increase production in our fields by using CO2 injection and other enhanced oil recovery (EOR) techniques. To fund the acquisition of the three fields and our operating expenses, from June 2006 through January 2007, we sold $89,300,000 of our securities in two private placements. In December 2006, we also entered into an agreement with Anadarko Petroleum Corporation (Anadarko) to supply us with CO2 needed to conduct CO2 tertiary recovery operations in our three fields. In February 2008, we entered into a Carbon Dioxide Sale and Purchase Agreement with ExxonMobil Gas and Power Marketing, (ExxonMobil), a division of ExxonMobil Corporation, to supply additional CO2 to the three fields. We are seeking financing or strategic joint venture partners to enable us to construct a pipeline to deliver CO2 to our fields and to drill additional wells and construct necessary infrastructure improvements in order to implement EOR techniques.

Led by an experienced management team and complimented by consultants with particular knowledge in each aspect of the EOR process, our long term goal is to enhance stockholder value by identifying and further developing productive oil and gas assets across North America, particularly in the Rocky Mountains. Our headquarters office is located in Denver, Colorado where we employ 11 persons and our field office is located in Glenrock, Wyoming, where we employ 5 persons.

Incorporation and Organization

We were incorporated on February 4, 2004, as Metalex Resources, Inc., in the State of Nevada. Prior to April 2006, we were engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006, our stockholders voted to change our name to Rancher Energy Corp.

Business Strategy

We believe in these fundamental principles:

•
Pursue attractive reserve and leasehold acquisitions that provide the opportunity for the use of EOR techniques, which offer significant upside potential while not exposing us to risks associated with drilling new field wildcat wells in frontier basins ;

•
Pursue selective complimentary acquisitions of long-lived producing properties which include a high degree of operating control, and oil and gas entities that offer opportunities to profitably develop oil and gas reserves;

•	Drive growth through technology and drilling by supplementing long-term reserve and production growth through the use of modern reservoir characterization, engineering, and production technology;

•
Maximize operational control by operating a significant portion of our assets and continuing to serve as operator of future properties when possible, giving us increased control over costs, timing and all development, production, and exploration activities; and

•	Pursue strategic alliances with experienced oil and gas development partners to complement our existing asset base and expand our operational capabilities in the Powder River Basin.

Property Acquisitions

On January 4, 2007, we acquired the Big Muddy Field, which is located in the Powder River Basin east of Casper, Wyoming. The total purchase price was $25,000,000 and closing costs were $672,638.

On December 22, 2006, we purchased certain oil and gas properties for $46,750,000, before adjustments for the period from the effective date to the closing date, plus costs of $323,657 and warrants to purchase 250,000 shares of our common stock. The oil and gas properties consisted of (i) a 100% working interest (79.3% net revenue interest) in the Cole Creek South Field, which is located in Wyoming’s Powder River Basin; and (ii) a 93.6% working interest (74.5% net revenue interest) in the South Glenrock B Field, which also is located in Wyoming’s Powder River Basin.

Our Development Program

We have completed field studies and economic analysis of the Dakota, Lower Muddy, and Upper Muddy horizons in the South Glenrock B Field and the Wall Creek horizon of the Big Muddy Field and have entered into two CO2 supply agreements. Subject to obtaining additional financing or entering into a strategic partnering arrangement with experienced industry partners, we are planning to proceed with the tertiary development of our fields. The current planned order of development is the South Glenrock B Field, the Big Muddy Field, and then the Cole Creek South Field.

Oil and Gas Operations

Our three fields are oil producing, as further described in Item 2and are all candidates for EOR operations including CO2 tertiary recovery.

CO2 Tertiary Recovery

Our business strategy is to employ modern EOR technology to recover hydrocarbons that remain behind in mature reservoirs. The acquisition of the South Glenrock B Field, the Big Muddy Field, and the Cole Creek South Field located in the Powder River Basin and entry into the CO2 supply contracts with Anadarko and ExxonMobil were important steps in executing our business strategy. Important next steps are to either secure debt financing, or to enter into a strategic partnering arrangement with an experienced industry partner with the financial resources in a sufficient amount for our development program, complete the required environmental and regulatory permitting, build a pipeline to transport CO2 from an existing CO2 trunk pipeline to the Glenrock area, build out the field infrastructure appropriate for CO2 flood operations, shoot 3-D seismic, if appropriate, and complete the necessary drilling and well work.

CO2 injection is one of the most prevalent tertiary recovery mechanisms for producing light oil. The CO2, at sufficient pressure, acts as a solvent for the oil causing the oil to be physically washed from the reservoir rock and produced. The CO2 is then separated from the oil, compressed and re-injected into the reservoir. This recycling process allows the reuse of the purchased CO2 several times during the life of the tertiary operation. In a typical oil field, much of the original oil in place (OOIP) is left behind after primary production and waterflood operations. In many cases this is in the range of 50% to 75% of the OOIP. This oil, in mature reservoirs with extensive data and historic production, is the target of miscible EOR technology.

We are evaluating the need to conduct a 3-D seismic survey on the South Glenrock B and Big Muddy Fields in conjunction with the CO2 development program. The seismic information would be used to further define reservoir configuration and trapping, thus filling in gaps in the available information for our fields.

Anadarko CO2 Supply Agreement

As part of our CO2 tertiary recovery strategy, on December 15, 2006, we entered into a Product Sale and Purchase Contract (Purchase Contract) with Anadarko for the purchase of CO2 (meeting certain quality specifications). We intend to use the CO2 for our EOR projects.

The primary term of the Purchase Contract commences upon the later of January 1, 2008, or the date of the first CO2 delivery, which as of June 30, 2008 had not yet occurred and terminates upon the earlier of the day on which we have taken and paid for the Total Contract Quantity, as defined, or 10 years from the commencement date. We have the right to terminate the Purchase Contract at any time with notice to Anadarko, subject to a termination payment as specified in the Purchase Contract.

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

ExxonMobil CO2 Supply Agreement

On February 12, 2008 we entered into a Carbon Dioxide Sale and Purchase Agreement with ExxonMobil that is to provide us with 70 MMscfd (million standard cubic feet per day) of CO2 for an initial 10-year period. We intend to use the CO2 for our EOR projects. The primary term of the agreement, which is ten years, will begin the first day of the month following ExxonMobil’s notice to us of the completion of the expansion of certain CO2 delivery facilities by ExxonMobil and that it is prepared to deliver the required daily quantity as required under the agreement. Either party may extend the agreement for an additional ten year term following proper notice and agreement to certain applicable terms of the agreement. Following the commencement of the primary term, ExxonMobil is obligated to deliver to us at least 70 MMscfd of CO2 per day. We have agreed to a “take-or-pay” provision under the agreement. For CO2 deliveries from ExxonMobil, we have agreed to pay a base price plus an Oil Price Factor which is indexed to the price of West Texas Intermediate crude oil.

We may terminate the agreement if ExxonMobil fails to meet the Company’s quantity nomination of CO2 (not to exceed 70 MMscfd per day) for 30 consecutive days except under certain circumstances. Either party has the right to terminate the agreement at any time with notice to the other party based on certain circumstances described in the agreement. ExxonMobil is not obligated to commence delivery of CO2 until we provide a surety bond equal to four months’ supply of CO2. ExxonMobil may also request additional financial performance assurances if it has reasonable grounds for believing that we have ceased to have the financial resources to meet our obligations under the agreement and ExxonMobil may suspend delivery of CO2 until the appropriate assurances are provided. ExxonMobil may terminate the agreement if a requested performance assurance is not provided by us within 30 days of a request.

Under the terms of the agreement, ExxonMobil is responsible for paying all taxes and royalties up to the delivery point except that we are obligated to reimburse ExxonMobil for 100% of any new, increased, or additional taxes or royalties incurred up to the delivery point. The CO2 is to be supplied from ExxonMobil’s LaBarge gas field in Wyoming.

CO2 Pipeline Construction and CO2 EOR Related Field Development

Under the CO2 contracts with Anadarko and ExxonMobil, we have the responsibility for providing pipeline transportation of purchased CO2 to our project area. We plan to transport purchased CO2 through a 12-inch pipeline and we are evaluating alternatives to construct and operate the pipeline. We have engaged an engineering firm to study potential routes and configurations. Depending on the final route selection, the pipeline may range from 50 to 132 miles in length and cost estimates range from $50 to $132 million.

We have conducted an analysis of permitting requirements for the pipeline and associated surface facilities and have had discussions with Federal and state regulatory agencies. The shorter of the two proposed pipeline routes is almost entirely on state and privately-owned land, with only 0.8 mile on Bureau of Land Management (BLM) land. The BLM portion of the route has been impacted by previous railroad and pipeline development. Based on discussions to date with Federal agencies, we do not anticipate that environmental assessments will be required for the shorter pipeline route or for development of the three oil fields. Approval of permits from the BLM and state regulatory agencies will be required for pipeline construction and field development to proceed. The longer route includes approximately 65 miles on BLM lands and we anticipate we would be required to perform an environmental assessment or an environmental impact study for this route. This longer route has also been impacted by previous pipeline and utility development.

Pipeline construction is expected to take approximately 4 months for the shorter route and up to 9 months for the longer route. A number of long lead time items must be commenced simultaneously to successfully implement our CO2 EOR plans, including, commencing and completing right of way acquisition - estimated 7-12 months; ordering steel pipe, milling the steel pipe, and delivery of steel pipe to the construction site - estimated 6 months; finalizing pipeline engineering - estimated 4-8 months; completing various permitting processes - estimated 6-12 months, and completion of the environmental assessment for the longer route - estimated 12 months. In addition, the CO2 surface facilities equipment must be ordered and then constructed. The lead times for surface facilities equipment can be 9-12 months and must be installed within 1-2 months after commencing with the CO2 flood. Typically, beginning in November and lasting through March, the Wyoming winter conditions can freeze the ground and make installation and construction of pipelines and surface facilities increasingly more difficult and significantly more expensive.

Delays in financing may significantly impact the above timeline, given the seasonality of pipeline construction in Wyoming and the long lead time required for ordering surface facility equipment.

We are exploring two options to finance construction of the pipeline. One option is to have a third party build, own, and operate the CO2 pipeline. This operator would be reimbursed for operating expenses and capital investment by way of a transportation tariff on the CO2 delivered, with the tariff varying as a function of throughput. The second option is for us to construct, own, and operate the pipeline. We would require substantial additional capital for this option. We are currently planning to either borrow funds in a debt financing or to enter into a strategic partnering arrangement with an experienced industry partner to fund the development of our fields and, if necessary, to fund the construction of the CO2 pipeline.

Anadarko currently is receiving CO2 for its Salt Creek Field in Wyoming from ExxonMobil through a 125-mile, 16-inch pipeline constructed in 2004. Exxon collects CO2 from its natural gas fields at LaBarge, Wyoming and processes the gas at its Shute Creek gas sweetening plant. ExxonMobil then transports the CO2 to the origin of the pipeline for delivery to Anadarko’s Salt Creek Field. Our contract with Anadarko calls for the delivery of CO2 from a connection point near their Salt Creek Field. Our studies have indicated that a different delivery point along their pipeline would result in a shorter, less expensive pipeline over less difficult terrain. We have engaged in negotiations with Anadarko to modify the delivery point for CO2 and to establish a transportation agreement under which Anadarko would also deliver CO2 purchased from ExxonMobil. We have not been able to reach agreement with Anadarko on either issue. There is no assurance we will be successful in such negotiations and, in the event we are not successful, we may be forced to build the pipeline over the longer, more expensive route.

Financing Plans

Due to our limited capital resources, we must raise funds from external sources to implement our development plans. In October 2007, we borrowed approximately $11 million (after fees and expenses) from a financial institution. The loan bears interest at a rate equal to the greater of (a) 12% per annum and (b) the LIBOR rate plus 6% per annum. We are required to make monthly interest payments on the amounts outstanding under this loan. All principal payments and any other unpaid amounts are due on October 31, 2008, which is the maturity date of the loan. Our obligations under the loan are secured by a first priority security interest in all of our properties and assets, including all rights under our oil and gas leases in our three producing fields and all of our equipment on those properties. We have used a substantial portion of the funds from this loan to enhance production in two of our fields with existing waterflood operations, to prepare for waterflood operations on the Big Muddy Field, and to provide us with working capital and cash reserves.

Due to difficulties in the capital debt markets, fixed term debt financing has been unavailable to us to develop our fields. In November 2007 we began to explore strategic alliances with experienced industry partners under which we would assign a percentage of our interests in the three fields, in exchange for the partner’s investment in the fields. We executed a letter of intent with such a partner in February 2008, the terms of which called for the investment of up to $83.5 million to earn up to a 55% interest in the fields. That letter of intent expired on April 30, 2008. We subsequently entered into a second letter of intent with two different parties which included similar terms for the development of the fields, but which also included provisions for the construction of a pipeline from the source of the ExxonMobil CO2 to our three fields. Due diligence and formal contract negotiations are ongoing with these potential partners.

Federal and State Regulations

Numerous Federal and state laws and regulations govern the oil and gas industry. These laws and regulations are often changed in response to changes in the political or economic environment. Compliance with this evolving regulatory burden is often difficult and costly and substantial penalties may be incurred for noncompliance. The following section describes some specific laws and regulations that may affect us. We cannot predict the impact of these or future legislative or regulatory initiatives.

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

Regulation of Oil Exploration and Production

Our operations are subject to various types of regulation at the Federal, state, and local levels. Such regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled in those units and the unitization or pooling of oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells and generally prohibit the venting or flaring of gas. The effect of these regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and gas industry increases our costs of doing business and, consequently, affects our profitability.

Federal Regulation of Sales Prices and Transportation

The transportation and certain sales of oil in interstate commerce are heavily regulated by agencies of the U.S. Federal Government and are affected by the availability, terms, and cost of transportation. In particular, the price and terms of access to pipeline transportation are subject to extensive U.S. Federal and state regulation. The Federal Energy Regulatory Commission (FERC) is continually proposing and implementing new rules and regulations affecting the oil industry. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the oil and gas industry. The ultimate impact of the complex rules and regulations issued by FERC cannot be predicted. Some of FERC’s proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. While our sales of crude oil are not currently subject to FERC regulation, our ability to transport and sell such products is dependent on certain pipelines whose rates, terms, and conditions of service are subject to FERC regulation. Additional proposals and proceedings that might affect the oil and gas industry are considered from time to time by Congress, FERC, state regulatory bodies, and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. Historically, the oil and gas industry has been heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC, Congress and the states will continue indefinitely into the future.

Federal or State Leases

Our operations on Federal or state oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service (MMS), and other agencies.

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

Various Federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development, and production operations and consequently may impact our operations and costs. These regulations include, among others (i) regulations by the EPA and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes; (ii) the Comprehensive Environmental Response, Compensation and Liability Act, Federal Resource Conservation and Recovery Act, and analogous state laws that regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal Federal statute governing the treatment, storage, and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage, and disposal of naturally occurring radioactive material.

Management believes that we are in substantial compliance with applicable environmental laws and regulations and intend to remain in compliance in the future. To date, we have not expended any material amounts to comply with such regulations and management does not currently anticipate that future compliance will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Available Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge under the Investors Relations page on our website, www.rancherenergy.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Information on our website or any other website is not incorporated by reference in this Annual Report. Our SEC filings are also available through the SEC’s website, www.sec.gov and may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Glossary of Abbreviations and Terms

Anadarko	The Anadarko Petroleum Corporation.

Bcf	One billion cubic feet of natural gas at standard atmospheric conditions.

CO2	Carbon Dioxide.

ExxonMobil	ExxonMobil Gas & Power Marketing Company, a division of ExxonMobil Corporation.

EOR	Enhanced oil recovery.

Farmout	The transfer of all or part of the working interest in a property, in exchange for the transferee assuming all or part of the cost of developing the property.

Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

MMcf	One million cubic feet of natural gas.

MMscfd	One million standard cubic feet per day of natural gas.

Metalex	Metalex Resources, Inc.

Miscible	Capable of being mixed in all proportions. Water and oil are not miscible. Alcohol and water are miscible. CO2 and oil can be miscible under the proper conditions.

Proved reserves
The estimated quantities of oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Purchase Contract	The Anadarko Product Sale and Purchase Contract.

Sale and Purchase Agreement	The ExxonMobil Carbon Dioxide Sale and Purchase Agreement.

Tertiary recovery
The third process used for oil recovery. Usually primary recovery is the result of depletion drive, secondary recovery is from a waterflood, and tertiary recovery is an enhanced oil recovery process such as CO2 flooding.

Working interest
An interest in an oil and gas lease that gives the owner of the interest the right to drill and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report, before making an investment in our common stock. The risks described below are not the only ones we face in our business. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition, or operating results could be materially harmed. In such an event, our common stock could decline in price and you may lose all or part of your investment.

Risks Related to our Industry, Business and Strategy

If we are unable to obtain additional financing our business plans will not be achievable.

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2008, includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. Our current cash position will not be sufficient to fund the development of our three properties for CO2 EOR operations. We will require substantial additional funding. Our plan is to obtain financing or to farmout or enter into another type of transaction to facilitate development of our properties. We entered into a letter of intent with a perspective industry partner. However, there is no assurance that we will be successful in entering into a definitive agreement with this industry partner. If we are unsuccessful in entering into a definitive agreement, we will need to seek other financing arrangements the availability of which is unknown. The terms of any financing arrangement may be on terms unfavorable to us and could restrict our future business activities and expenditures. A farmout will reduce our ultimate ownership interest in and future cash flows from the properties. Insufficient funds will prevent us from implementing our secondary and tertiary recovery business strategy.

Our October 2007 short-term debt financing required the imposition of a mortgage interest in favor of our lender on our three fields and a default by us of the financing terms could result in the foreclosure and loss of one or more of our fields and other assets.

We borrowed $12 million in October 2007, which is due in October 2008, and granted to the lender a mortgage on our interests in three fields and our other assets. We used a portion of these funds to increase oil production and for working capital. We do not have cash available to repay this loan. We plan to refinance this loan and borrow additional funds to pursue our business strategy. There is no assurance that such funding will be available, or that, if available, the terms will be satisfactory to us. If we are not successful in repaying this debt within the term of the loan, or default under the terms of the loan, the lender will be able to foreclose one or more of our three properties and other assets and we could lose the properties. A foreclosure could significantly reduce or eliminate our property interests, force us to alter our business strategy, which could involve the sale of properties or working interests in the properties and adversely affect our results of operations and financial condition.

Our contracts with our CO2 suppliers include significant take-or-pay obligations.

Our existing contracts with ExxonMobil and Anadarko contain provisions under which we are required to take delivery of certain volumes of CO2 or pay the seller for the volume difference between the required quantity and the volume actually purchased. If we are unable to secure sufficient financing to construct a pipeline and to develop and prepare our properties for the injection of CO2 we will be unable to take delivery of CO2 and our cash position at that time will not be sufficient to pay for the take-or-pay volumes.

We have incurred losses from operations in the past and expect to do so in the future.

We have never been profitable. We incurred net losses of $13,164,826 and $8,702,255 for the fiscal years ended March 31, 2008 and 2007, respectively. We do not expect to be profitable during the fiscal year ending March 31, 2009. Our acquisition and development of prospects will require substantial additional capital expenditures in the future. The uncertainty and factors described throughout this section may impede our ability to economically acquire, develop, and exploit oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We may not be able to develop the three Powder River Basin properties as we anticipate.

Our plans to develop the properties are dependent on the construction of a CO2 pipeline and a sufficient supply of CO2. We must arrange for the construction of a CO2 pipeline on acceptable terms and build related infrastructure. The achievement of these objectives is subject to numerous uncertainties, including the raising of sufficient funding for the construction of key infrastructure and working capital and our reliance on a third party to provide us the requisite CO2, the supply of which is beyond our control. We may not be able to achieve these objectives on the schedule we anticipate or at all.

Our production is dependent upon sufficient amounts of CO2and will decline if our access to sufficient amounts of CO2 is limited.

Our long-term growth strategy is focused on our CO2 tertiary recovery operations. The crude oil production from our tertiary recovery projects depends on having access to sufficient amounts of CO2. Our ability to produce this oil would be hindered if our supply of CO2 were limited due to problems with the supply, delivery, quality of the supplied CO2, problems with our facilities, including compression equipment, or catastrophic pipeline failure. We have received no CO2 to date. We have agreements with two CO2 suppliers. Our agreement with one of our suppliers of CO2 is complex and subject to differing interpretations. It provides that before it delivers CO2 to us, it may satisfy its own CO2 needs. We also have had discussions with that supplier regarding a different delivery point that is not resolved. If we are not successful in obtaining the required amount of CO2 to achieve crude oil production or the crude oil production in the future were to decline as a result if a decrease in delivered CO2 supply, it could have a material adverse effect on our financial condition and results of operations and cash flows.

Our development and tertiary recovery operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil reserves.

The oil industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the development, production, and acquisition of oil and gas reserves. To date, we have financed capital expenditures primarily with sales of our equity securities. We intend to finance our capital expenditures in the near term with debt financing. Our access to capital is subject to a number of variables, including:

•	our proved reserves;
•	the amount of oil we are able to produce from existing wells;
•	the prices at which the oil is sold; and
•	our ability to acquire, locate and produce new reserves.

We may, from time to time, need to seek additional financing, either in the form of increased bank borrowings, sales of debt or equity securities or other forms of financing and there can be no assurance as to the availability or terms of any additional financing. Additionally, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. A failure to obtain additional financing to meet our capital requirements could result in a curtailment of our operations relating to our tertiary recovery operations and development of our fields, which in turn could lead to a possible loss of properties, through foreclosure, if we are unable to meet the terms of our anticipated debt financing and/or forfeiture of the properties pursuant to the terms of their respective leases and a decline in our oil reserves.

We plan to conduct our secondary and tertiary recovery operations on older fields that may be significantly depleted of oil, which could lead to an adverse impact on our future results.

We operate three fields in the Powder River Basin, Wyoming. Oil in all three fields was discovered over fifty years ago and production has been ongoing. Our strategy is to substantially increase production and reserves in these fields by using waterflood and CO2 EOR techniques. However, there is a risk that the properties may be significantly depleted of oil, and if so, our future results could be impacted negatively.

We have a limited operating history in the oil business and we cannot predict our future operations with any certainty.

We were organized in 2004 to explore a gold prospect and in 2006 changed our business focus to oil and gas development using CO2 injection technology. Our future financial results depend primarily on (i) our ability to finance and complete development of the required infrastructure associated with our three properties in the Powder River Basin, including having a pipeline built to deliver CO2 to our fields and the construction of surface facilities on our fields; (ii) the success of our CO2 injection program; and (iii) the market price for oil. We cannot predict that our future operations will be profitable. In addition, our operating results may vary significantly during any financial period.

Oil prices are volatile and a decline in oil prices can significantly affect our financial results and impede our growth.

Our revenues, profitability, and liquidity are substantially dependent upon prices for oil, which can be extremely volatile; and, even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices for oil may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, market uncertainty, and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil, the price of foreign imports, the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, technological advances affecting energy consumption, domestic and foreign governmental regulations, and the variations between product prices at sales points and applicable index prices.

We could be adversely impacted by changes in the oil market.

The marketability of our oil production will depend in part upon the availability, proximity, capacity of pipelines, and surface and processing facilities. Federal and state regulation of oil production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market oil. If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production. The availability of markets is beyond our control.

We may be unable to develop additional reserves.

Our ability to develop future revenues will depend on whether we can successfully implement our planned CO2 injection program. We have no experience using CO2 technology. The Company's properties have not been injected with CO2 in the past and recovery factors cannot be estimated with precision. Our planned projects may not result in significant proved reserves or in the production levels we anticipate.

We are dependent on our management team and the loss of any of these individuals would harm our business.

Our success is dependent, in large part, on the continued services of John Works, our President & Chief Executive Officer, Richard Kurtenbach our Chief Accounting Officer and Denise Greer our Land and Operations Manager. There is no guarantee that any of the members of our management team will remain employed by us. While we have employment agreements with them, their continued service cannot be assured. The loss of our senior executives could harm our business.

Oil operations are inherently risky.

The nature of the oil business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, blow-outs, encountering formations with abnormal pressure, pipeline ruptures, spills, releases of toxic gas and other environmental hazards and pollution. The occurrence of any of these risks could result in losses. The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial position and results of operations.

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

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

Government regulation and environmental risks could increase our costs.

Many jurisdictions have at various times imposed limitations on the production of oil by restricting the rate of flow for oil wells below their actual capacity to produce. Our operations will be subject to stringent laws and regulations relating to environmental issues. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities, and concentration of materials that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities in protected areas and impose substantial liabilities for pollution resulting from our operations. Changes in environmental laws and regulations occur frequently and changes could result in substantially increased costs. Because current regulations covering our operations are subject to change at any time, we may incur significant costs for compliance in the future.

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

Oil and gas operations in the Rocky Mountains are adversely affected by seasonal weather conditions. In certain areas, drilling and other oil and gas activities can only be conducted during the spring and summer months. This limits our ability to operate in those areas and can intensify competition during those months for drilling rigs, oil field equipment, services, supplies, and qualified personnel, which may lead to periodic shortages. Resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.

Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed.

The oil and gas industry is intensely competitive and we compete with companies that are significantly larger and have greater resources. Many of these companies not only explore for and produce oil, but also carry on refining operations and market petroleum and other products on a regional, national, or worldwide basis. These companies may be able to pay more for oil properties and prospects or define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit. Our larger competitors may be able to absorb the burden of present and future Federal, state, local, and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to increase reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

Shortages of equipment, supplies, personnel, and delays in construction of the CO2pipeline, construction of surface facilities, and delivery of CO2 could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

We may experience shortages of field equipment and qualified personnel and delays in the construction of the CO2 pipeline, construction of surface facilities, and delivery of CO2, which may cause delays in our ability to conduct tertiary recovery operations and drill, complete, test, and connect wells to processing facilities. Additionally, these costs have sharply increased in various areas. The demand for and wage rates of qualified crews generally rise in response to the increased number of active rigs in service and could increase sharply in the event of a shortage. Shortages of field equipment or qualified personnel, delays in the construction of the CO2 pipeline, construction of surface facilities, and delivery of CO2 could delay, restrict, or curtail our exploration and development operations, which may materially adversely affect our business, financial condition, and results of operations.

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

Estimating quantities of proved oil and gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors, such as future commodity prices, production costs, severance and excise taxes, capital expenditures, workover and remedial costs, and the assumed effect of governmental regulation. There are numerous uncertainties about when a property may have proved reserves as compared to potential or probable reserves, particularly relating to our tertiary recovery operations. Actual results most likely will vary from our estimates. Also, the use of a 10% discount factor for reporting purposes, as prescribed by the SEC, may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and gas industry in general is subject. Any significant inaccuracies in these interpretations or assumptions or changes of conditions could result in a reduction of the quantities and net present value of our reserves.

Quantities of proved reserves are estimated based on economic conditions, including oil and gas prices in existence at the date of assessment. Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and gas prices, as well as due to production results, results of future development, operating and development costs, and other factors. Downward revisions of our reserves could have an adverse affect on our financial condition, operating results, and cash flows.

Risks Related to our Common Stock

The trading market for our common stock is relatively new, so investors may have difficulty selling significant number of shares of our stock and our stock price may decline.

Our common stock is not traded on a national securities exchange. It has been traded on the OTC Bulletin Board since early 2006. The average daily trading volume of our common stock on the OTC Bulletin Board was approximately 308,000 shares per day over the three month period ended March 31, 2008. If there were only limited trading in our stock, the price of our common stock could be negatively affected and it could be difficult for investors to sell a significant number of shares in the public market

Our capital raising activities may involve the issuance of securities exercisable for or convertible into common stock, which would dilute the ownership of our existing stockholders and could result in a decline in the trading price of our common stock. We will need to obtain substantial additional financing, which may include sales of our securities, including common stock, warrants and convertible debt securities, in order to fund our planned property acquisitions and development program. The issuance of such securities will result in the dilution of existing investors. Furthermore, we may enter into financing transactions at prices that represent a substantial discount to the market prices of our common stock. These transactions may have a negative impact on the trading price of our common stock.

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

discuss our future expectations;
contain projections of our future results of operations or of our financial condition; and
state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have an adverse affect on our business, results of operations, and financial condition.

Our failure to maintain effective internal control over financial reporting may not allow us to accurately report our financial results, which could cause our financial statements to become materially misleading and adversely affect the trading price of our stock.

In our annual report on Form 10-K for the fiscal year ended March 31, 2008, we reported the determination of our management that we had a material weakness in our internal control over financial reporting. The determination was made by management that we did not adequately segregate duties of different personnel in our accounting department due to an insufficient complement of staff and inadequate management oversight. If we fail to correct the material weaknesses in our internal control over financial reporting, our business could be harmed and the stock price of our common stock could be adversely affected.

FINRA sales practice requirements limit a stockholders' ability to buy and sell our stock.

The Financial Industry Regulatory Authority, Inc. (FINRA) has adopted rules which require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which has the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers are willing to make a market in our common stock, reducing a stockholders' ability to resell shares of our common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

South Glenrock B Field

The South Glenrock B Field is in Wyoming’s Powder River Basin and is located in Converse County, about 20 miles east of Casper in the east-central region of the state. The field was discovered by Conoco, Inc.

The South Glenrock B Field produces primarily from the Lower and Upper Muddy formations as well as the Dakota formation. All the formations are Cretaceous fluvial deltaic sands with extensive high reservoir quality channels. The structure dips from west to east with approximately 2,000 feet of relief.

The South Glenrock B Field is an active waterflood that currently produces approximately 160 BOPD of sweet 35 degree API crude oil. There are 13 active producing wells. This waterflood unit was developed with a fairly regular 40 acre well spacing and drilled with modern rotary equipment. The South Glenrock B Field is slated to be the first of our fields for CO2 development because the waterflood has maintained the reservoir pressure high enough for CO2 operations and the relative condition of the facilities, regular well spacing, and reservoir size make the field a good candidate for CO2 operations. Subject to obtaining financing, we plan to start CO2 injection in the South Glenrock B Field in calendar year 2010.

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

The current reservoir pressure is very low and not sufficient for effective CO2 flooding. Pending financing, our near-term plans for the Big Muddy Field are to build facilities and reactivate or drill new injection wells in order to inject disposal water produced as a result of CO2 operations in the South Glenrock B Field. The injection of this water should have the effect of raising the Big Muddy reservoir pressure for the planned CO2 flood. We also hope to drill or reactivate additional production wells in order to produce more oil from this reactivated waterflood. The Big Muddy Field requires unitization prior to a waterflood or a CO2 flood. The State of Wyoming requires us to form two separate units, one for the Wall Creek formation and one for the Dakota formation, due to the different sizes of the productive horizons. It is expected that the unitization will be completed in calendar year 2008 and subject to obtaining financing, we plan to start CO2 injection in the Big Muddy Field in calendar year 2012.

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

The Cole Creek South Field is presently at reservoir pressure sufficient for miscible CO2 flooding and the wells are in good working condition. Due to the small size, in comparison to the South Glenrock B Field and the Big Muddy Field, the Cole Creek South Field is planned to be the last of these three fields to undergo CO2 flooding. Subject to obtaining financing, we plan to start CO2 injection in the Cole Creek South Field in either calendar year 2014 or 2015.

Oil and Gas Acreage and Productive Wells

Our three properties in the Powder River Basin consist of the following acreage.

	Developed Acres		Undeveloped Acres		Total Acres
Field	Gross	Net	Gross	Net	Gross	Net

Big Muddy Field	1,640	972	8,920	8,908	10,560	9,880
South Glenrock B Field	10,873	10,177	-	-	10,873	10,177
Cole Creek South Field	3,782	3,782	-	-	3,782	3,782

Total	16,295	14,931	8,920	8,908	25,215	23,839

We have producing wells located in our three Powder River Basin properties as identified below.

Field	Number of Gross Oil Wells	Number of Net Oil Wells
Big Muddy Field	5	5.00
South Glenrock B Field	13	12.19
Cole Creek South Field	12	12.00
Total Wells	30	29.19

Production

The following table summarizes average volumes and realized prices of oil produced from our properties and our production costs per barrel of oil. We acquired three oil fields in December 2006 and January 2007.

	For the Year Ended March 31, 2008	For the Year Ended March 31, 2007

Net oil production (barrels)	86,626	23,838
Average realized oil sales price per barrel	$73.24	$48.74
Production costs per barrel:
Production taxes	$8.91	$5.72
Lease operating expenses	$33.55	$28.04

Title to Properties

As customary in the oil and gas industry, during acquisitions, substantive title reviews and curative work are performed on all properties. Generally, only a perfunctory title examination is conducted at the time properties believed to be suitable for drilling operations are first acquired. Prior to commencement of drilling operations, a thorough drill site title examination is normally conducted and curative work is performed with respect to significant defects. We believe that we have good title to our oil and gas properties, some of which are subject to minor encumbrances, easements, and restrictions.

Environmental Assessments

We are cognizant of our environmental responsibilities to the communities in which we operate and to our shareholders. Prior to the closing of our acquisitions, we obtained a Phase I environmental review of our properties from industry-recognized environmental consulting firms. These environmental reviews were commissioned and received prior to our acquisition of our three Wyoming fields, which revealed no material environmental problems. As part of our plans to construct a pipeline to transport CO2 to our fields we will be required to perform either an environmental assessment or a more comprehensive environmental impact study of the proposed pipeline.

Geographic Segments

All of our operations are in the continental United States.

Significant Oil and Gas Purchasers and Product Marketing

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

Competition and Markets

We face competition from other oil companies in all aspects of our business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, obtaining goods, services, and labor. Many of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties, and our standards established for minimum projected return on investment. Competition is also presented by alternative fuel sources, including ethanol and other fossil fuels. Because of our use of EOR techniques and management’s experience and expertise in the oil and gas industry, we believe that we are effective in competing in the market.

The demand for qualified and experienced field personnel to operate CO2 EOR techniques, drill wells, and conduct field operations, such as geologists, geophysicists, engineers, and other professionals in the oil industry, can fluctuate significantly often in correlation with oil prices, causing periodic shortages. There have also been shortages of drilling rigs and other equipment, as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services, and personnel. Higher oil prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment, and services. We cannot be certain when we will experience these issues and these types of shortages or price increases, which could significantly decrease our profit margin, cash flow, and operating results, or restrict our ability to drill those wells and conduct those operations that we currently have planned and budgeted.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been quoted on the OTC Bulletin Board under the symbol “RNCH” since January 10, 2006. For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock as reported by the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2008	High Bid	Low Bid
First Quarter	$1.30	$0.68
Second Quarter	$0.75	$0.31
Third Quarter	$0.84	$0.20
Fourth Quarter	$0.69	$0.26
Fiscal Year 2007
First Quarter	$1.55	$1.30
Second Quarter	$1.82	$1.03
Third Quarter	$3.38	$1.71
Fourth Quarter	$3.46	$1.16

Stock Performance Graph

The first day of public trading of our common stock was January 10, 2006. The graph below matches the cumulative total return since January 10, 2006 (or December 31, 2005 for the indexes) of holders of our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones Wilshire MicroCap Exploration and Production Index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on January 10, 2006 (or December 31, 2005 for the indexes) and tracks it through March 31, 2008. The reported closing stock price for our common stock on January 10, 2006 was $0.012143, adjusting for a stock dividend which occurred after that date in January 2006, noted under “Dividends” below.

Stock Performance Graph Data
	1/10/06	3/31/06	3/31/07	3/31/08

Rancher Energy Corp.	100.0	11,858.7	10,952.8	3,211.73
NASDAQ Composite	100.0	106.8	112.3	104.67
Dow Jones Wilshire MicroCap Exploration & Production	100.0	108.3	86.7	69.50

Holders

As of June 18, 2008, there were approximately 229 record owners of our Common Stock. This does not include any beneficial owners for whom shares may be held in “nominee” or “street name”.

Dividends

We have not paid any cash dividends on our Common Stock since inception and we do not anticipate declaring or paying any dividends at any time in the foreseeable future. In January 2006, we conducted a 14-for-1 forward stock split.

Recent Sales of Unregistered Securities

On May 15, 2006, in conjunction with his employment, we granted John Works, our President, Chief Executive Officer, and a member of our Board of Directors, an option to purchase 4,000,000 shares of our common stock at a price of $0.00001 per share. These options vest over time through May 31, 2009. In the event Mr. Works’ employment agreement is terminated, Mr. Works will be entitled to purchase all shares that have vested and all unvested shares will be forfeited. The table that follows summarizes the exercise of Mr. Works’ options:

Exercise Date	Number of Options Exercised	Exercise Price	Aggregate Purchase Price
May 15, 2006	1,000,000	$0.00001	$10.00
April 19, 2007	750,000	$0.00001	$7.50
May 31, 2007	250,000	$0.00001	$2.50
August 31, 2007	250,000	$0.00001	$2.50
November 30, 2007	250,000	$0.00001	$2.50
February 29, 2008	250,000	$0.00001	$2.50

Mr. Works is an accredited investor. The foregoing transaction was made pursuant to Section 4(2) of the Securities Act.
Pursuant to our 2006 Stock Incentive Plan (the 2006 Stock Incentive Plan), we granted options to purchase shares of common stock to officers employees, directors and a consultant as summarized below:

Date	Granted To	No. of Options	Exercise Price	Vesting	Term
Oct 2, 2006	Officer and Employee	825,000	$1.75	Annually over a 3 year period	5 Years
Oct 16, 2006	Officer	1,500,000	$2.10	Annually over a 3 year period	5 Years
Jan 12, 2007	Officer	1,000,000	$3.19	Annually over a 3 year period	5 Years
Feb 16, 2007	Director	10,000	$1.63	50% at 1st and 2nd anniversary of grant	5 Years
Apr 10, 2007	Employees	223,000	$1.18	33.3% on 1st, 2nd and 3rd anniversary of grant	5 Years
Apr 10, 2007	Consultant	25,000	$1.64	50% at Aug 31, 2007; 50% at Feb 29, 2008	5 Years
Apr 20, 2007	Directors	40,000	$1.02	20% on 1st, 2nd, 3rd, 4th and 5thanniversary of grant	10 Years
Aug 27, 2007	Officer	450,000	$0.45	33.3% on 1st, 2nd and 3rd anniversary of grant	5 Years
Feb 2, 2008	Employee	15,000	$0.39	33.3% on 1st, 2nd and 3rd anniversary of grant	5 Years

The options granted to officers and employees are subject to early termination of the individual’s employment with us. The foregoing transactions were made pursuant to Section 4(2) of the Securities Act.

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

In partial consideration for the extension of the closing date of our acquisition of the Cole Creek South Field and the South Glenrock B Field, we issued in December 2006 to the seller of the oil and gas properties a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $1.50 per share. The seller may exercise the warrant at any time beginning June 22, 2007 and ending December 22, 2011. The foregoing transaction was made pursuant to Section 4(2) of the Securities Act.

On April 20, 2007, our Board of Directors appointed William A. Anderson, Joseph P. McCoy, Patrick M. Murray, and Myron M. Sheinfeld as members of the Board to serve until the next annual meeting of stockholders or their successors are duly elected and qualified. We had no special arrangements, related party transactions or understandings with the foregoing appointed directors in connection with their appointment to the Board, except for compensation arrangements. On April 20, 2007, each newly appointed director was granted an option to purchase 10,000 shares of our common stock pursuant to our 2006 Stock Incentive Plan, as summarized in the table above. Each newly appointed director will be entitled to receive annual grants of options to purchase 10,000 shares that will be priced at the future grant dates. Each newly appointed director also received a stock grant of 100,000 shares of our common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter. The foregoing transactions were made pursuant to Section 4(2) of the Securities Act.

Under the terms of the registration rights agreement, we were obligated to pay the holders of the registrable securities issued in December 21, 2006 private placement liquidated damages if the registration statement filed in conjunction with the private placement was not declared effective by the SEC within 150 days of the closing of the private placement and every 30 days thereafter until the registration statement is declared effective. The closing occurred on December 21, 2006. The amount due on each applicable date is 1% of the aggregate purchase price or $794,000. Pursuant to the terms of the registration rights agreement, the number of shares issued on each payment date is based on the payment amount of $794,000 divided by an amount that equals 90% of the volume weighted average price of our common stock for the 10 days immediately preceding the payment date. The table below summarize the shares issued pursuant to the terms of the registration rights agreement:

Payment Date	90% of Volume Weighted Average Price for 10 Days Preceding Payment	Shares Issued	Closing Price at Payment Date	Value of Shares Issued
May 18, 2007	$0.85	933,458	$1.04	$970,797
June 19, 2007	$0.84	946,819	$0.88	$833,201
July 19, 2007	$0.60	1,321,799	$0.66	$872,387
August 17, 2007	$0.45	1,757,212	$0.41	$720,457
September 17, 2007	$0.32	2,467,484	$0.34	$838,945
October 17, 2007	$0.55	1,443,712	$0.57	$822,915
October 31, 2007	$0.43	861,085	$0.47	$404,710
		9,731,569		$5,463,412

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

Pursuant to a Board of Directors resolution adopted April 20, 2007, Directors may receive common stock in lieu of cash for Board Meeting Fees, Committee Fees and Committee Chairman Fees. The number of shares granted under the terms of the resolution were computed based upon the amount of fees due to the directors and the fair market value of our common stock on the date of issuance. The following table summarizes issuances of common stock pursuant to such resolution:

Date of Issue	Number of Shares Issued	Fair Market Value Per Share at Issue Date
Jun 30, 2007	101,713	$0.73
Sep 30, 2007	181,098	$0.41
Dec 31, 2007	275,001	$0.27
Mar 31, 2008	190,385	$0.39

The foregoing transactions were made pursuant to Section 4(2) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization

We are an independent energy company that explores for and develops, produces, and markets oil and gas in North America. We were known as Metalex Resources, Inc. until April 2006 when our name was changed to Rancher Energy Corp. We operate three oil fields in the Powder River Basin, Wyoming. Our business plan is to use CO2 injection to increase oil production in these oil fields.

Oil and Gas Property Acquisitions

The following is a summary of the property acquisitions we have completed:

Cole Creek South Field and South Glenrock B Field Acquisitions

On December 22, 2006, we purchased certain oil and gas properties for $46,750,000, before adjustments for the period from the effective date to the closing date, plus closing costs of $323,657. The oil and gas properties consisted of (i) a 100% working interest (79.3% net revenue interest) in the Cole Creek South Field, which is located in Wyoming’s Powder River Basin; and (ii) a 93.6% working interest (74.5% net revenue interest) in the South Glenrock B Field, which also is located in Wyoming’s Powder River Basin. In partial consideration for an extension of the closing date, we issued the seller of the oil and gas properties warrants to acquire 250,000 shares of our common stock for $1.50 per share for a period of five years. The estimated fair value of the warrants to purchase common stock of $616,140 was estimated as of the grant date using the Black-Scholes option pricing model and is included in the acquisition cost.

The total adjusted purchase price was allocated as follows:

Acquisition costs:
Cash consideration	$46,750,000
Direct acquisition costs	323,657
Estimated fair value of warrants to purchase common stock	616,140
Total	$47,689,797

Allocation of acquisition costs:
Oil and gas properties:
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

The South Glenrock B Field is also located in Converse County, Wyoming. The field was discovered in 1950 by Conoco, Inc. Bisected by Interstate 25, the field produces from the Dakota and Muddy sandstone reservoirs that are draped over a structural nose with 2,000 feet of relief. Production is maintained by secondary recovery efforts that were initiated in 1961. Current gross production from the South Glenrock B Field is approximately 160 BOPD of primarily 35 degree API sweet crude oil.

Big Muddy Field Acquisition

On January 4, 2007, we acquired the Big Muddy Field, which is located in the Powder River Basin east of Casper, Wyoming. The total purchase price was $25,000,000 and closing costs were $672,638. While the Big Muddy Field was discovered in 1916, future profitable operations are dependent on the application of tertiary recovery techniques requiring significant amounts of CO2.

The total adjusted purchase price was allocated as follows:

Acquisition costs:
Cash consideration	$25,000,000
Direct acquisition costs	672,638
Total	$25,672,638

Allocation of acquisition costs:
Oil and gas properties:
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

Outlook for the Coming Year

The following summarizes our goals and objectives for the next twelve months:

•
Continue to seek long term financing or strategic partnering arrangements with experienced industry partners to repay the debt due in October 2008 and to provide funding for a CO2 pipeline and our EOR development plan for our three fields;

•	Maintain and enhance crude oil production from our existing wells;
•	Initiate development activities in our fields; and
•	Pursue additional asset and project opportunities that are expected to be accretive to stockholder value.

In late 2006 we added operating staff and engaged consultants to conduct field studies of tertiary development of the three Powder River Basin fields. Through the early part of 2008 work has focused on field and engineering studies to prepare for development operations. We also engaged an engineering firm to evaluate routes and undertake the required front end engineering and design for the required CO2 pipeline, as well as another engineering firm to evaluate and design surface facilities appropriate for CO2 injection. In February 2008, we executed a letter of intent with a potential industry partner the terms of which called for the partner to invest up to $83.5 million to earn up to a 55% working interest in our three fields. This letter of intent expired in April 2008. We entered into a letter of intent in April 2008 with two different industry partners under terms similar to the first letter of intent; however, this second letter of intent included provisions for one of the partners to build, own and operate a pipeline to transport CO2 to our fields. We continue to negotiate the terms of a definitive agreement, but there is no assurance that we will be successful in these negotiations and in closing the transaction. In anticipation of finalizing an arrangement with industry partners, under which a partner would provide financing and operational control or our fields, we reduced our operating staff in late March 2008. Under the terms of the letter of intent, if the parties have not entered into a definitive agreement by June 30, 2008, either party may terminate the letter of intent upon ten days notice. If we are not successful in consummating a transaction with an industry partner, we will need to obtain other sources of financing. Our plans for EOR development of our oil fields are dependent on our obtaining substantial additional funding. In October 2007 we raised approximately $12.2 million in short-term debt financing to enhance production and provide cash reserves. While we had intended to raise a long-term debt financing in 2007 to further our waterflood and CO2 EOR plans, weakness in the capital market conditions contributed to our change in strategy to raise the short-term financing first, followed by either long-term debt financing, or a strategic partnering arrangement with experienced industry partners. The raising of future funding is dependent on many factors, some of which are outside our control and is not assured. One major factor is the level of and projected trends in oil prices, which we cannot protect against by using hedging at this time.

If we are successful in raising long term debt financing we plan to begin CO2 development operations in the South Glenrock B Field followed by the Big Muddy Field and then Cole Creek South Field. Capital expenditures to implement our CO2 EOR plan include:

•	Construct a pipeline to transport CO2 from the source to our South Glenrock B Field at a cost of approximately $50 to $132 million;

•	Acquire and construct surface facilities at our South Glenrock B Field to inject and recycle CO2 at a cost of approximately $8.5 million;

•	Drill, complete and equip 70-80 wells as CO2 injectors or oil producers on our South Glenrock B Field at a cost of approximately $48 million;

•	Drill, complete and equip 70 wells as water injectors or oil producers on our Big Muddy Field at a cost of approximately $46 million; and

•	Acquire and construct waterflood surface facilities, at a cost of approximately $11.5 million.

If we are successful closing a strategic partnering arrangement with experienced industry partners, we anticipate those partners would be responsible for financial and operational control of pipeline construction and field development for up to three years, after which we would again be responsible for our share of future development expenditures.

Since the acquisition of the three fields, other than the agreements with Anadarko and ExxonMobil for supply of CO2, we have made no major capital expenditures nor any firm commitments for future capital expenditures to date.

Commitments

Anadarko CO2 Supply Agreement

As part of our CO2 tertiary recovery strategy, on December 15, 2006, we entered into a Product Sale and Purchase Contract with Anadarko for the purchase of CO2 (meeting certain quality specifications) from Anadarko. We intend to use the CO2 for our EOR projects.

The primary term of the Purchase Contract commences upon the later of January 1, 2008, or the date of the first CO2 delivery and terminates upon the earlier of the day on which we have taken and paid for the Total Contract Quantity, as defined, or 10 years from the commencement date. We have the right to terminate the Purchase Contract at any time with notice to Anadarko, subject to a termination payment as specified in the Purchase Contract.

During the primary term the “Daily Contract Quantity” is 40 MMcf per day for a total of 146 Bcf. Carbon dioxide (CO2) deliveries are subject to a 25 MMcf per day take-or-pay provision. Anadarko has the right to satisfy its own needs before sales to us, which reduces our take-or-pay obligation. In the event the CO2 does not meet certain quality specifications, we have the right to refuse delivery of such CO2.

For CO2 deliveries we have agreed to pay $1.50 per thousand cubic feet, to be adjusted by a factor that is indexed to the price of Wyoming Sweet oil. From oil that is produced by CO2 injection, we also agreed to convey to Anadarko an overriding royalty interest that increases over time, not to exceed 5%.

ExxonMobil CO2 Supply Agreement

On February 12, 2008 we entered into a Carbon Dioxide Sale and Purchase Agreement with ExxonMobil Gas & Power Marketing Company, a division of ExxonMobil Corporation, which is to provide us with 70 MMscfd (million standard cubic feet per day) of CO2 for an initial 10-year period. We intend to use the CO2 for our EOR projects. The primary term of the agreement, which is ten years, will begin the first day of the month following ExxonMobil’s notice to us of the completion of the expansion of certain CO2 delivery facilities by ExxonMobil and that it is prepared to deliver the required daily quantity as required under the agreement. Either party may extend the agreement for an additional ten year term following proper notice and agreement to certain applicable terms of the agreement. Following the commencement of the primary term, ExxonMobil is obligated to deliver to us at least 70 MMscfd of CO2 per day. We have agreed to a “take-or-pay” provision under the agreement. For CO2 deliveries from ExxonMobil, we have agreed to pay a base price plus an Oil Price Factor which is indexed to the price of West Texas Intermediate crude oil.

We may terminate the agreement if ExxonMobil fails to meet the Company’s quantity nomination of CO2 (not to exceed 70 MMscfd per day) for 30 consecutive days except under certain circumstances. Either party has the right to terminate the agreement at any time with notice to the other party based on certain circumstances described in the agreement. ExxonMobil is not obligated to commence delivery of CO2 until we provide a surety bond equal to four months’ supply of CO2. ExxonMobil may also request additional financial performance assurances if it has reasonable grounds for believing that we have ceased to have the financial resources to meet our obligations under the agreement and ExxonMobil may suspend delivery of CO2 until the appropriate assurances are provided. ExxonMobil may terminate the agreement if a requested performance assurance is not provided by us within 30 days of a request.

Under the terms of the agreement, ExxonMobil is responsible for paying all taxes and royalties up to the delivery point except that we are obligated to reimburse ExxonMobil for 100% of any new, increased, or additional taxes or royalties incurred up to the delivery point. The CO2 is to be supplied from ExxonMobil’s LaBarge gas field in Wyoming.

Initially, the source of funds to fulfill our commitment to purchase CO2 from Anadarko and ExxonMobil will be either the long term debt financing or our strategic partner. As crude oil production from the fields into which CO2 is injected increases, we anticipate utilizing a portion of the proceeds from the sale of such crude oil to pay for the CO2.

Results of Operations, Including Combined Results

In addition to the GAAP presentation of Rancher Energy Corp.’s historical results for the years ended March 31, 2008 and 2007, we have provided combined revenues, production taxes and lease operating expenses for Rancher Energy Corp., its Predecessor (the Cole Creek South Field and the South Glenrock B Field) and its Predecessor’s Predecessor (Pre-Predecessor) because we believe such financial information may be useful in gaining an understanding of the impact of the acquisitions on Rancher Energy Corp.’s underlying historical performance and future financial results. The combined information is not presented on a GAAP basis and is not necessarily comparable between periods.

The following data includes:

•	Our results of operations for the years ended March 31, 2008 and 2007;

•	Our Predecessor’s results of operations for the period from January 1, 2006 through December 21, 2006 (the date of acquisition of the Predecessor by Rancher Energy Corp.);

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

•	Combined revenues, production taxes and lease operating expenses for the years ended March 31, 2008 and 2007.

Year Ended March 31, 2008

Rancher Energy Corp.

Revenue:
Oil production (in barrels)	86,626
Oil price (per barrel)	$73.24
Oil and gas sales	$6,344,414
Derivative losses	(956,142)
5,388,272

Operating expenses:
Production taxes	772,010
Lease operating expenses	2,906,210
Depreciation, depletion, and amortization	1,360,737
Impairment of unproved properties	-
Accretion expense	121,740
Exploration expense	223,564
General and administrative	7,538,242
Total operating expenses	12,922,503
(7,534,231)

Other income (expense):
Liquidated damages pursuant to registration rights agreement	(2,645,393)
Interest expense	(794,693)
Amortization of deferred financing costs	(2,423,389)
Interest and other income	232,880
Total other income (expense)	(5,630,595)
$(13,164,826)

	Year Ended March 31, 2007 (Unaudited)
	Rancher Energy Corp.	Predecessor	Adjustments	Combined
Revenue:
Oil production (in barrels)	23,838	73,076	(18,631)	78,283
Oil price (per barrel)	48.74	61.42	61.66	57.50
Oil and gas sales	$1,161,819	$4,488,315	$(1,148,825)	$4,501,309

Operating expenses:
Production taxes	136,305	493,956	(120,313)	509,948
Lease operating expenses	668,457	2,944,287	(574,756)	3,037,988
Depreciation, depletion, and amortization	375,701	952,784
Impairment of unproved properties	734,383	-
Accretion expense	29,730	107,504
Exploration expense	333,919	-
General and administrative	4,512,427	567,524
Total operating expenses	6,790,922	5,066,055

	(5,629,103)	(577,740)

Other income (expense):
Liquidated damages pursuant to registration rights agreement	(2,705,531)	-
Interest expense	(37,647)	-
Amortization of deferred financing costs	(537,822)	-
Interest and other income	207,848	-
Total other income (expense)	(3,073,152)	-

	$(8,702,255)	$(577,740)

Adjustments:

Revenue, production taxes, and lease operating expenses — represents oil production volumes, oil sales, production taxes, and lease operating expenses for the three months ended March 31, 2006 to derive combined oil production volumes, oil sales, production taxes, and lease operating expenses for the year ended March 31, 2007.

Rancher Energy Corp.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Overview. For the year ended March 31, 2008, we reflected a net loss of $13,164,826, or $(0.12) per basic and fully diluted share, as compared to a loss of $8,702,255, or $(0.16) per basic and fully diluted share, for the corresponding year ended March 31, 2007. Fiscal 2008 reflected our first full year as an oil and gas operating entity, following our acquisition of the three Powder River Basin Fields. As a result, crude oil production volumes and nearly all items of revenue and expense reflect significant increases in 2008 as compared to 2007.

Revenue, production taxes, and lease operating expenses. For the year ended March 31, 2008, we recorded crude oil sales of $6,344,414 on 86,626 barrels of oil at an average price of $73.24, as compared to revenues of $1,161,819 on 23,838 barrels of oil at an average price of $48.74 per barrel in 2007. The year-to-year variance reflects a volume variance of $4,591,172 and a price variance of $591,423. The increased volume in 2008 reflects the fact we owned the three fields the entire year as compared to only three months of ownership in 2007. Production taxes (including ad valorem taxes) of $772,010 in 2008 as compared to $136,305 in 2007, remained constant at 12% of crude oil sales revenues. Lease operating expenses increased to $2,906,210 ($33.55/bbl) in 2008 as compared to $668,457 ($28.06/bbl) principally reflecting the fact we owned and operated the three fields for the entire year in 2008 as compared to 3 months in 2007. The per barrel increase in 2008 compared to 2007 reflects the significant level of repair and maintenance work carried out on wells in the three fields to maintain and increase production levels.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization increased (DD&A) to $1,360,737 in 2008 as compared to $375,701 in 2007. In 2008 DD&A is comprised of $1,183,798 of DD&A of oil and gas properties ($13.66/ bbl) and depreciation of furniture and fixtures of $176,939. Corresponding amounts for 2007 were $347,821 of DD&A of oil and gas properties ($14.60/ bbl) and depreciation of furniture and fixtures of $27,880.

Impairment of unproved properties. No impairment of unproved properties was recorded for the year ended March 31, 2008. In year ended March 31, 2007, we recorded impairment of unproved properties of $734,383, reflecting our determination to not develop certain properties and the carrying value would not be realized.

Exploration expense. For the year ended March 31, 2008, we reflected exploration expense of $223,564 as compared to $333,919 for the year ended March 31, 2007. Exploration expenses were for geological and geophysical analysis of certain projects, all of which we elected not to pursue. The decrease in 2008 reflects our decision to focus resources on the development of the three fields we acquired in December 2006 and January 2007.

General and administrative expense. For the year ended March 31, 2008 we reflected general and administrative expenses of $7,538,242 as compared to $4,512,427 for the corresponding year ended March 31, 2007. Significant components of the year-to-year variance include:

•	salaries and benefits - increase of $2,615,000 reflecting significantly higher staff count (274 worker months in 2008 compared to 62 worker months in 2007);

•
accounting and financial reporting consultants – increase of $316,000 reflecting expenses associated with filing of Form 10-K and three amendments thereto; filing of four amendments to our Form S-1 registration statement, along with the filing of three Forms 10-Q, and numerous Forms 8-K, as well expenses associated with Sarbanes-Oxley compliance efforts;

•
audit fees – increase of $225,000 reflecting costs of auditing of a much larger company following the property acquisitions in December 2006 and January 2007, costs associated with the audit of the Company’s internal control over financial reporting and the costs associated with predecessor and pre-predecessor audits.

•	office rent – increase of $243,000, reflecting a relocation of our corporate headquarters to larger office space in August 2007.

Liquidated damages pursuant to registration rights agreement. In connection with our equity private placement in December 2006 and January 2007, we entered into a registration rights agreement and agreed to file a registration statement to register for resale the shares of common stock. The agreement includes provisions for payment if the registration statement was not declared effective by May 20, 2007 and additional payments are due if there are additional delays in obtaining effectiveness. The registration statement was declared effective on October 31, 2007. Prior to that we paid liquidated damages of $2,645,393 and $2,705,531 for the years ended March 31, 2008 and 2007 respectively, by issuing a total of 9,731,569 shares of our common stock.

Amortization of deferred financing costs. For the year ended March 31, 2008, we reflected amortization of deferred financing costs of $2,423,389 as compared to $537,822 for the corresponding year ended March 31, 2007. The year-to-year increase reflects amortization of costs incurred with the issuance of short term debt in October 2007 ($326,685), amortization of the discount on the note payable associated with the overriding royalty interest assigned to the lender ($1,972,450). The 2007 amount reflects the amortization of financing costs incurred in connection with the private placement of convertible notes payable issued in the 2007 period.

Interest expense. For the year ended March 31, 2008 we reflected interest expense of $794,693 as compared to $37,647 reflected in the comparable period of 2007. The 2008 amount was comprised of interest paid on the October 2007 short term financing of $682,000 and $112,600 of imputed interest on liquidated damages relating to the Registration Rights Agreement as discussed above. The 2007 amount includes $30,000 of imputed interest on the registration rights payments and $7,647 of other interest expense.

Interest income. For the year ended March 31, 2008, we reflected interest income of $232,880 as compared to $207,848 for the corresponding year ended March 31, 2007. The interest income was derived from earnings on excess cash derived from the private placement of units, consisting of common stock and warrants to acquire shares of common stock.

The following provides explanations of changes in revenues, production taxes and lease operating expenses on a combined basis.

Rancher Energy Corp. Combined With Predecessor

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007

Revenue, production taxes, and lease operating expenses. For the year ended March 31, 2008 (2008), oil and gas sales were $6,344,414 on 86,626 barrels of oil at $73.24 per barrel, as compared to $4,501,309 on 78,283 barrels of oil at $57.50 per barrel, for the year ended March 31, 2007 (2007). The year-to-year increase in sales of $1,843,105 reflects a price variance of $1,363,379 and a volume variance of $479,726. The increased volumes in 2008 resulted from our efforts to minimize well downtime by monitoring each well on a daily basis to maintain each at its maximum operating capacity. Production taxes (including ad valorem taxes) of $772,010 in 2008 as compared to $509,948 in 2007, remained constant at approximately 12% of crude oil sales revenues. Lease operating expenses decreased in 2008 to $2,906,210 or $33.55 per barrel, as compared to $3,037,988, or $39.22 per barrel, in 2007. This year-to-year decrease of $131,778, is comprised of $323,773 of volume variance and $(455,550) of cost variance. The cost variance primarily reflects the costs associated with workovers, restimulation and repairs carried out the by the Predecessor in 2007 whereas we minimized such operations while focusing on day-to-day operational efficiencies to maintain and increase production levels..

Liquidity and Capital Resources

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2008 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $22.4 million for the period from inception (February 4, 2004) to March 31, 2008 and have a working capital deficit of approximately $5.0 million as of March 31, 2007 and have short term debt in the amount of $12.2 million scheduled to mature on October 31, 2008. We require significant additional funding to repay the short term debt and sustain our operations for our planned EOR operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional funding in order to pay our short term debt and finance our planned operations.

As of March 31, 2008, we had a working capital deficit of $4,991,812.

Our primary source of liquidity to meet operating expenses and fund capital expenditures is our access to debt and equity markets. The debt and equity markets, public, private, and institutional, have been our principal source of capital used to finance a significant amount of growth, including acquisitions. We will need substantial additional funding to pursue our business plan.

In October 2007, we issued $12,240,000 of short term debt the proceeds of which were intended to enhance our existing production and to provide cash reserves for operations. The debt matures in October 2008 and as part of the loan, we granted to the lender a mortgage on our interests in three fields and our other assets. We had planned to secure longer term fixed rate financing to repay the short term debt and to commence our EOR development activities in the three fields of the Powder River Basin; however due to difficulties in the capital debt markets, we have been unable to secure such financing. We do not have cash available to repay this loan. We plan to refinance this loan and borrow additional funds to pursue our business strategy. If we are not successful in repaying this debt within the term of the loan, or default under the terms of the loan, the lender will be able to foreclose one or more of our three properties and other assets and we could lose the properties. A foreclosure could significantly reduce or eliminate our property interests, force us to alter our business strategy, which could involve the sale of properties or working interests in the properties and adversely affect our results of operations and financial condition.

In April 2008 we entered into a letter of intent with two perspective industry partners for them to invest up to $83.5 million (including $12.2 million up front to retire our short term debt), and to earn up to 55% working interest in our fields. It also calls for them to build, own and operate a 132 mile CO2 pipeline to deliver CO2 to our fields. We are continuing negotiations with them but there is no assurance that we will be successful in closing the transaction. Under the terms of the letter of intent, if the parties have not entered into a definitive agreement by June 30, 2008, either party may terminate the letter of intent upon ten days notice. If we are not successful in consummating this transaction, we will need to make other financing arrangements to carry out our EOR business strategy.

Management believes the proposed transaction is an indication of the viability of our EOR projects and our ability to generate additional capital to meet our obligations and to commence our EOR projects during the next year. If we are not successful in closing the transaction discussed above or in raising capital through other means, we may sell assets to meet our obligations. If we are forced to sell assets to meet our obligations we may not realize the full market value of the assets and the sales price could be less than our carrying value of the assets.

Beginning in March 2008, we began to reduce our level of staffing by laying off several employees whose positions were considered to be redundant based upon the anticipated closing of a farmout transaction with experienced industry operators. Following these staff reductions and other cost-cutting measures in both the field and in our corporate headquarters, our monthly oil and gas production revenue should be adequate to cover expected monthly field operating costs, production taxes and general and administrative expenses; however, the monthly interest payments required on the short term debt and payments relating to our crude oil hedging position currently result in negative cash flow each month.

Change in Financial Condition

In October 2007 we issued short term debt in the amount of $12.24 million the proceeds of which were intended to enhance our existing production and to provide cash reserves for operations. The debt bears interest at 12% per annum and is scheduled to mature on October 31, 2008.

We entered into a number of debt and equity transactions in fiscal year 2007, which dramatically increased our financial capability. The following is a summary of debt and equity transactions completed during fiscal year 2007:

Convertible Debt Transactions

Venture Capital First LLC

On June 9, 2006, we borrowed $500,000 from Venture Capital First LLC (Venture Capital). Principal and interest at an annual rate of 6% were due December 9, 2006. The agreement provided that Venture Capital had the option to convert all or a portion of the loan into common stock and warrants to purchase common stock, either (i) at the closing price of our shares on the day preceding notice from Venture Capital of its intent to convert all or a portion of the loan into common stock, or (ii) in the event we conducted an offering of common stock, or units consisting of common stock and warrants to purchase stock, at the price of such shares or units in the offering.

On July 19, 2006, Venture Capital elected to convert its entire loan and accrued interest into 1,006,905 shares of common stock and warrants to purchase 1,006,905 shares of common stock at a price of $0.50 per unit, the price per unit in the offering discussed in Equity Transactions below. The warrants are exercisable over a two-year period, at a price of $0.75 per share for the first year and $1.00 per share for the second year. On December 21, 2006, the warrant holder agreed not to exercise its right to acquire shares of common stock until we received stockholder approval to increase the number of authorized shares and the exercise price of $0.75 per share was extended by us through the second year.

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

Consistent with the terms and conditions of the Units sold in the private placement (as further discussed below under the heading “Private Placement” and in Note 6 to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2008 in Part IV, Item 15 of this Annual Report), the convertible notes payable were issued with warrants to acquire 6,996,322 shares of common stock at $1.50 per share.

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

For 8,850,000 Units, we paid no underwriting commissions. For 9,283,500 Units, we paid a cash commission of $232,088, equal to 5% of the proceeds from the units and a stock-based commission of 464,175 shares of common stock, equal to 5% of the number of Units sold. The sum of the shares sold and the commission shares aggregated 18,597,675. All warrants were originally exercisable for a period of two years from the date of issuance. During the first year, the exercise price was $0.75 per share; during the second year, the exercise price was $1.00 per share. The warrants are redeemable by us for no consideration upon 30 days prior notice. A portion of these warrants were modified as discussed below.

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

In connection with the private placement, we also entered into a Registration Rights Agreement with the investors in which we agreed to register for resale the shares of common stock issued in the private placement as well as the shares underlying the warrants and convertible notes issued in the private placement. In fiscal year 2008 we paid liquidated damages in the form of shares of our common stock pursuant to the Registration Rights Agreement relating to these registration provisions and other obligations, as described in Item 5 of this Annual Report and in Note 6 to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2008 in Part IV, Item 15, of this Annual Report.

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

The following is a summary of warrants as of March 31, 2008.

	Warrants	Exercise Price	Expiration Date
Warrants issued in connection with the following:
Sale of common stock pursuant to Regulation S	18,133,500	$0.75	July 5, 2008 to October 18, 2008
Conversion of notes payable into common stock	1,006,905	$0.75	July 19, 2008
Private placement of common stock	45,940,510	$1.50	March 30, 2012
Private placement of convertible notes payable	6,996,322	$1.50	March 30, 2012
Private placement agent commissions	2,187,580	$1.50	March 30, 2009
Private placement agent commissions	1,445,733	$1.50	March 30, 2012
Acquisition of oil and gas properties	250,000	$1.50	December 22, 2011
Total warrants outstanding at March 31, 2008	75,960,550

Cash Flows

The following is a summary of our comparative cash flows:

	For the Years Ended March 31,
	2008	2007
Cash flows from (used by):
Operating activities	$(4,586,423)	$(2,285,430)
Investing activities	(4,681,280)	(74,357,306)
Financing activities	10,980,185	81,726,538

Analysis of cash flow changes between 2008 and 2007

Cash flows used for operating activities increased primarily as a result of increased general and administrative expenses reflecting staffing increases to ready the fields for EOR activities, office rent, audit, accounting and other consulting fees associated with SEC filings and increase level of operational activity

Cash flows used for investing activities in 2008 reflect expenditures on oil and gas assets to enhance production and preliminary studies and engineering relating to the planned CO2 pipeline of $4,245,011 and $927,769 of other equipment and deposits. In addition we received $491,500 of proceeds upon the disposition of idle oil field equipment in the year. Cash flows used for investing activities in 2007 reflect $47,073,657 in connection with the acquisition of the Cole Creek South and South Glenrock B Fields, and $25,672,638 in connection with the acquisition of the Big Muddy Field. We expended $841,993 for other oil and gas property capital expenditures and $769,018 for other equipment.

Cash flows provided by financing activities in 2008, $10,980,185, reflect net proceeds after finance and offering costs of the short term debt issuance in October 2007. Cash flows provided by financing activities reflect certain private placements of equity securities aggregating net proceeds of $71,653,937. In connection with the private placement of equity securities, we also received net proceeds of $10,494,582 from the issuance of convertible notes payable and warrants to acquire shares of our common stock. The notes payable were converted to equity on March 30, 2007.

Capital Expenditures

The following table sets forth certain historical information regarding costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed.

	For the Year Ended March 31,
	2008	2007

Exploration	$223,564	$333,919
Development	4,758,783	-
Acquisitions:
Unproved	43,088	56,813,516
Proved	-	18,552,188
Total	5,025,435	75,699,623

Capitalized costs associated with asset retirement obligations	$213,756	$1,191,837

Off-Balance Sheet Arrangements

Under the terms of the Term Credit Agreement entered into in October 2007 we were required hedge a portion of our expected production and we entered into a costless collar agreement for a portion of our anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. During the year ended March 31, 2008 we reflected realized losses of $184,535 and unrecognized losses of $771,607 from the hedging activity.

We have no other off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas and crude oil. Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our decisions, which affect the estimates we use, on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies see Note 1—Organization and Summary of Significant Accounting Policies, Note 3—Asset Retirement Obligations, and Note 9—Disclosures About Oil and Gas Producing Activities to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2008 in Part IV, Item 15, of this Annual Report.

Oil and Gas reserve quantities. Estimated reserve quantities and the related estimates of future net cash flows are the most important estimates for an exploration and production company because they affect our perceived value, are used in comparative financial analysis ratios and are used as the basis for the most significant accounting estimates in our financial statements. This includes the periodic calculations of depletion, depreciation, and impairment for our proved oil and gas assets. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality, and basis differentials, in effect at the end of each period to the estimated quantities of oil and gas remaining to be produced as of the end of that period. Expected cash flows are reduced to present value using a discount rate that depends upon the purpose for which the reserve estimates will be used. For example, the standardized measure calculation required by SFAS No.69, Disclosures About Oil and Gas Producing Activities, requires a 10% discount rate to be applied. Although reserve estimates are inherently imprecise and estimates of new discoveries and undeveloped locations are more imprecise than those of established producing oil and gas properties, we make a considerable effort in estimating our reserves, which are prepared by independent reserve engineering consultants. We expect that periodic reserve estimates will change in the future as additional information becomes available or as oil and gas prices and operating and capital costs change. We evaluate and estimate our oil and gas reserves at March 31 of each year. For purposes of depletion, depreciation, and impairment, reserve quantities are adjusted at all interim periods for the estimated impact of additions and dispositions. Changes in depletion, depreciation, or impairment calculations caused by changes in reserve quantities or net cash flows are recorded in the period that the reserve estimates change.

Successful efforts method of accounting. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activities. These two methods are generally known in our industry as the full cost method and the successful efforts method. Both methods are widely used. The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year. We have chosen the successful efforts method of accounting for our oil and gas producing activities and a detailed description is included in Note 1– Organization and Summary of Significant Accounting Policies to the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2008 in Part IV, Item 15, of this Annual Report.

Revenue recognition. Our revenue recognition policy is significant because revenue is a key component of our results of operations and our forward-looking statements contained in our analysis of liquidity and capital resources. We derive our revenue primarily from the sale of produced crude oil. We report revenue as the gross amounts we receive for our net revenue interest before taking into account production taxes and transportation costs, which are reported as separate expenses. Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 30 and 90 days after the date of production. No revenue is recognized unless it is determined that title to the product has transferred to a purchaser. At the end of each month we make estimates of the amount of production delivered to the purchaser and the price we will receive. We use our knowledge of our properties, their historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices, and other factors as the basis for these estimates. Variances between our estimates and the actual amounts received are recorded in the month payment is received.

Asset retirement obligations. We are required to recognize an estimated liability for future costs associated with the abandonment of our oil and gas properties. We base our estimate of the liability on our historical experience in abandoning oil and gas wells projected into the future based on our current understanding of Federal and state regulatory requirements. Our present value calculations require us to estimate the economic lives of our properties, assume what future inflation rates apply to external estimates and determine what credit adjusted risk-free rate to use. The statement of operations impact of these estimates is reflected in our depreciation, depletion, and amortization and accretion calculations and occurs over the remaining life of our oil and gas properties.

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

Income taxes. We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with SFASNo.109, Accounting for Income Taxes. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, our Federal and state income tax returns are generally not filed before the financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have an impact on our results of operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. To date, we have not recorded any deferred tax assets because of the historical losses that we have incurred.

Stock-based compensation. As of April 1, 2006, we adopted the provisions of SFAS No.123(R). This statement requires us to record expense associated with the fair value of stock-based compensation. As a result of adoption of this statement, we recorded compensation expense associated with stock options totaling $1,501,908 under the modified-prospective adoption method

Commodity Derivatives.  The Company accounts for derivative instruments or hedging activities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No.133, “Accounting for Derivative Instruments and Hedging Activities”. SFASNo.133 requires the Company to record derivative instruments at their fair value. The Company’s risk management strategy is to enter into commodity derivatives that set “price floors” and “price ceilings” for its crude oil production. The objective is to reduce the Company’s exposure to commodity price risk associated with expected crude oil production.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Because of our relatively low level of current oil and gas production, we are not exposed to a great degree of market risk relating to the pricing applicable to our oil production. However, our ability to raise additional capital at attractive pricing, our future revenues from oil and gas operations, our future profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. With increases to our production, exposure to this risk will become more significant. We expect commodity price volatility to continue. Under the terms of our Term Credit Agreement we entered into in October 2007, we were required hedge a portion of our expected future production.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data required by this Item 8 are set forth following the signature page and exhibit index of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 31, 2006, our Board of Directors approved a change in our registered independent accounting firm to audit our financial statements. We appointed Hein & Associates, LLP to serve as our registered independent accounting firm effective August 1, 2006 to replace Williams & Webster P.S. The change was made to further consolidate our accounting and auditing functions in Denver, Colorado.

There were no “disagreements” (as such term is defined in Item 304(a)(1)(iv) of Regulation S-K) with Williams & Webster P.S. at any time during the fiscal years ended March 31, 2005 and March 31, 2006 and through July 31, 2006 regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that if not resolved to the satisfaction of Williams & Webster P.S. would have caused it to make reference to such disagreements in its reports.

The reports of Williams & Webster P.S. on our financial statements for the years March 31, 2005 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not modified as to audit scope or accounting principles. However, the reports did contain an explanatory paragraph related to the uncertainty about our ability to continue as a going concern. There are no other “reportable events” (as such term is defined in Item 304(a)(1)(v)(A) through (D) of Regulation S-K and its related instructions) in context of our relationship with Williams & Webster P.S. during the relevant periods.

During each of the fiscal years ended March 31, 2005 and March 31, 2006 and through July 31, 2006, neither we nor anyone on our behalf consulted with Hein & Associates, LLP with respect to any accounting or auditing issues involving us. In particular, there was no discussion with us regarding the type of audit opinion that might be rendered on our financial statements, the application of accounting principles applied to a specified transaction, or any matter that was the subject of a disagreement or a “reportable event” as defined in Item 304(a)(1) of Regulation S-K and its related instructions.

Williams & Webster P.S. previously reviewed the above disclosures that were included in a Form 8-K filing made by us in 2006. In 2006, Williams & Webster P.S. furnished us with a letter addressed to the Securities and Exchange Commission (SEC), which was filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Company with the SEC on August 10, 2006 and is incorporated herein by reference in accordance with Item 304(a)(3) of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified a material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2008 that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) is defined as a process designed by, or under the supervision of, a company’s principal executive and financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally acceptable accounting principles and includes those policies and procedures that:

a)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

c)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of March 31, 2008, the Company identified the following material weakness:

We did not adequately segregate the duties of different personnel within our Accounting Department due to an insufficient complement of staff and inadequate management oversight.

We have limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting. Specifically, the Chief Accounting Officer has involvement in the creation and review of journal entries and note disclosures without adequate independent review and authorization. This control deficiency is pervasive in nature and impacts all significant accounts. This control deficiency also affects the financial reporting process including financial statement preparation and the related note disclosures.

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of March 31, 2008 was not effective.

Management’s Corrective Actions

In relation to the material weakness identified above, and subject to obtaining permanent financing, our management and the board of directors intend to work to remediate the risk of a material misstatement in financial reporting. We intend to implement the following plan to address the risk of a material misstatement in the financial statements:

•	Engage qualified third-party accountants and consultants to assist us in the preparation and review of our financial information,

•	Ensure employees, third-party accountants and consultants who are performing controls understand responsibilities and how to perform said responsibilities, and

•	Consult with qualified third-party accountants and consultants on the appropriate application of generally accepted accounting principles for complex and non-routine transactions.

Auditors Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to the Company’s directors, executive officers, certain family relationships, and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled “Directors, Officers and Corporate Governance” and “Compliance with Section 16(a) of the Securities Act of 1934” from our Proxy Statement relating to our 2008 Annual Meeting of Stockholders (“Proxy Statement”).

The information regarding our Audit Committee, including our audit committee financial expert, and our director nomination process is incorporated herein by reference to all information under the caption entitled “Audit Committee” included in our Proxy Statement.

We have adopted a Code of Business Conduct and Ethics for Directors, Officers, and Employees. We undertake to provide any person, without charge, a copy of the Code of Business Conduct and Ethics. Requests should be submitted in writing to the attention of our Chief Accounting Officer, Rancher Energy Corp., 999-18th Street, Suite 3400, Denver, Colorado 80202.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated herein by reference to the information under the caption “Executive Compensation” included in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12, as to certain beneficial owners and management, is hereby incorporated herein by reference to the information under the caption “Security Ownership of Directors and Executive Officers” included in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated herein by reference to the information under the caption “Certain Relationships and Related Transactions” and “Director Independence” included in the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated herein by reference to the information under “Proposal #2 - Ratification of the Appointment of Independent Registered Accountant” included in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(3)	Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Correction (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (4)
4.2	Form of Unit Purchase Agreement (3)
4.3	Form of Warrant Certificate (3)

Exhibit	Description
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (5)
4.5	Form of Warrant to Purchase Common Stock (5)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (6)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (7)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (7)
10.4	Loan Agreement between Enerex Capital Corp. and Rancher Energy Corp., dated June 6, 2006 (7)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (7)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (8)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (7)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (7)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (6)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (9)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (9)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (9)
10.13	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (10)
10.14	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (11)
10.15	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (12)
10.16	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (3)
10.17	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (3)
10.18	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (13)
10.19	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (14)
10.18	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (5)
10.19	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (5)
10.20	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (5)
10.21	Form of Convertible Note (15)
10.22	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (16)
10.23	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (17)
10.24	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (18)
10.25	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (19)
10.26	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(20)
10.27	Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (21)
10.28	Term Note made by Rancher Energy Corp. in favor of GasRock Capital LLC, dated October 16, 2007 (21)
10.29	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues from Rancher Energy Corp. to GasRock Capital LLC, dated as of October 16, 2007 (22)
10.30	Security Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (21)
10.31	Conveyance of Overriding Royalty Interest by Rancher Energy Corp. in favor of GasRock Capital LLC, dated as of October 16, 2007 (21)
10.32	ISDA Master Agreement between Rancher Energy Corp. and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.33	Restricted Account and Securities Account Control Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and Wells Fargo Bank, National Association, dated as of October 16, 2007 (21)
10.34	Intercreditor Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.35	First Amendment to Denver Place Office lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated March 6, 2007 (19)
10.36
Carbon Dioxide Sale & Purchase Agreement between Rancher Energy Corp. and ExxonMobil Gas & Power Marketing Company, dated effective as of February 1, 2008 (Certain portions of this agreement have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request). (22)

23.1	Consent of Ryder Scott Company, L.P., Independent Petroleum Engineers.*

Exhibit	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007.

(2)	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006.

(4)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004.

(5)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006.

(7)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007.

(18)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007.

(19)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007.

(20)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007.

(21)	Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007.

(22)	Incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of June, 2007.

RANCHER ENERGY CORP.

/s/ John Works
John Works, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Director, Secretary, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Works	President, Chief Executive Officer,
John Works	Principal Executive Officer, Director, Secretary, and Treasurer	June 30, 2008

/s/ Richard E. Kurtenbach	Chief Accounting Officer
Richard E. Kurtenbach		June 30, 2008

/s/ William A. Anderson
William A. Anderson	Director	June 27, 2008

/s/ Joseph P. McCoy
Joseph P. McCoy	Director	June 27, 2008

/s/ Patrick M. Murray
Patrick M. Murray	Director	June 30, 2008

/s/ Myron M. Sheinfeld
Myron M. Sheinfeld	Director	June 27, 2008

/s/ Mark Worthey
Mark Worthey	Director	June 28, 2008

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Correction (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (4)
4.2	Form of Unit Purchase Agreement (3)
4.3	Form of Warrant Certificate (3)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (5)
4.5	Form of Warrant to Purchase Common Stock (5)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (6)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (7)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (7)
10.4	Loan Agreement between Enerex Capital Corp. and Rancher Energy Corp., dated June 6, 2006 (7)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (7)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (8)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (7)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (7)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (6)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (9)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (9)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (9)
10.13	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (10)
10.14	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (11)
10.15	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (12)
10.16	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (3)
10.17	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (3)
10.18	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (13)
10.19	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (14)
10.18	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (5)
10.19	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (5)
10.20	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (5)
10.21	Form of Convertible Note (15)
10.22	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (16)
10.23	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (17)
10.24	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (18)
10.25	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (19)
10.26	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(20)
10.27	Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (21)
10.28	Term Note made by Rancher Energy Corp. in favor of GasRock Capital LLC, dated October 16, 2007 (21)
10.29	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues from Rancher Energy Corp. to GasRock Capital LLC, dated as of October 16, 2007 (22)
10.30	Security Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (21)
10.31	Conveyance of Overriding Royalty Interest by Rancher Energy Corp. in favor of GasRock Capital LLC, dated as of October 16, 2007 (21)
10.32	ISDA Master Agreement between Rancher Energy Corp. and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.33	Restricted Account and Securities Account Control Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and Wells Fargo Bank, National Association, dated as of October 16, 2007 (21)

Exhibit	Description
10.34	Intercreditor Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.35	First Amendment to Denver Place Office lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated March 6, 2007 (19)
10.36
Carbon Dioxide Sale & Purchase Agreement between Rancher Energy Corp. and ExxonMobil Gas & Power Marketing Company, dated effective as of February 1, 2008 (Certain portions of this agreement have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request). (22)

23.1	Consent of Ryder Scott Company, L.P., Independent Petroleum Engineers.*
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007.

(2)	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006.

(4)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004.

(5)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006.

(7)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 16, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007.

(18)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007.

(19)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007.

(20)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007.

(21)	Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007.

(22)	Incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements - Rancher Energy Corp.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of March 31, 2008 and 2007	F-3

Statements of Operations for the Years Ended March 31, 2008 and 2007	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended March 31, 2008, 2007 and 2006	F-5

Statements of Cash Flows for the Years Ended March 31, 2008 and 2007	F-6

Notes to Financial Statements	F-7

Audited Carve Out Financial Statements - Cole Creek South and South Glenrock Operations

Report of Independent Registered Public Accounting Firm	F-25

Carve Out Statement of Operations for the Period from January 1, 2006 to December 21, 2006	F-26

Carve Out Statement of Changes in Owner’s Net Investment for the Period December 31, 2005 to December 21, 2006	F-27

Carve Out Statement of Cash Flows for the Period January 1, 2006 to December 21, 2006	F-28

Notes to Carve Out Financial Statements	F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rancher Energy Corp.

We have audited the accompanying balance sheets of Rancher Energy Corp. (the “Company”) as of March 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancher Energy Corp. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Rancher Energy Corp.’s internal control over financial reporting as of March 31, 2008 included in the accompanying Management Report on Internal Controls and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will require significant additional funding to repay its short-term debt and for planned oil and gas development operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEIN & ASSOCIATES LLP

Denver, Colorado
June 27, 2008

Rancher Energy Corp.

Balance Sheets

	March 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$6,842,365	$5,129,883
Accounts receivable and prepaid expenses	1,170,641	453,709
Total current assets	8,013,006	5,583,592

Oil and gas properties (successful efforts method):
Unproved	54,058,073	56,533,934
Proved	20,734,143	18,552,188
Less: Accumulated depletion, depreciation, and amortization	(1,531,619)	(347,821)
Net oil and gas properties	73,260,597	74,738,301

Furniture and equipment, net of accumulated depreciation of $204,420 and $27,880 respectively	997,196	513,556
Other assets	1,300,382	642,582
Total other assets	2,297,578	1,156,138
Total assets	$83,571,181	$81,478,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,114,204	$1,542,840
Accrued oil and gas property costs	250,000	250,000
Asset retirement obligation	337,685	196,000
Liquidated damages pursuant to registration rights arrangement	-	2,705,531
Derivative liability	590,480	-
Note payable, net of unamortized discount of $2,527,550	9,712,450	-
Total current liabilities	13,004,819	4,694,371

Long-term liabilities:
Derivative liability	246.553	-
Asset retirement obligation	922,166	1,025,567
Total long-term liabilities	1,168,719	1,025,567

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.00001 par value, 275,000,000 and 100,000,000 shares authorized at March 31, 2008 and 2007 ; 114,878,341 and 102,041,432 shares issued and outstanding at March 31, 2008 and 2007, respectively	1,150	1,021
Additional paid-in capital	91,790,181	84,985,934
Accumulated deficit	(22,393,688)	(9,228,862)
Total stockholders’ equity	69,397,643	75,758,093

Total liabilities and stockholders’ equity	$83,571,181	$81,478,031

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Statements of Operations

	For the Years Ended March 31,
	2008	2007
Revenue:
Oil and gas sales	$6,344,414		$1,161,819
Losses on derivative activities	(956,142)		-
Total revenues	5,388,272		1,161,819
Operating expenses:
Production taxes	772,010		136,305
Lease operating expenses	2,906,210		668,457
Depreciation, depletion, and amortization	1,360,737		375,701
Impairment of unproved properties	-		734,383
Accretion expense	121,740		29,730
Exploration expense	223,564		333,919
General and administrative	7,538,242		4,512,427
Total operating expenses	12,922,503		6,790,922

Loss from operations	(7,534,231)		(5,629,103)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	(2,645,393)		(2,705,531)
Amortization of deferred financing costs and discount on note payable	(2,423,389)		(537,822)
Interest expense	(794,693)		(37,647)
Interest and other income	232,880		207,848
Total other income (expense)	(5,630,595)		(3,073,152)

Net loss	$(13,164,826)	$	(8,702,255)

Basic and diluted net loss per share	$(0.12)		$(0.16)

Basic and diluted weighted average shares outstanding	109,942,627		53,782,291

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Statement of Changes in Stockholders’ Equity

	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit		Total Stockholders’ Equity
Balance, March 31, 2006	28,500,000	285	570,809		(526,607)	44,487

Common stock issued for cash, net of offering costs of $529,749	17,075,221	171	8,106,967		-	8,107,138

Common stock issued on conversion of note payable	1,006,905	10	503,443		-	503,453

Common stock issued on exercise of stock options	1,000,000	10	-		-	10

Common stock issued for cash, net of offering costs of $41,212	1,522,454	15	720,001		-	720,016

Warrants issued in exchange for acquisition of oil and gas properties	-	-	616,140		-	616,140

Common stock issued for cash, net of offering costs of $6,054,063	45,940,510	460	62,856,243		-	62,856,703

Common stock issued for conversion of notes payable, net of offering costs of $384,159	6,996,342	70	10,110,423		-	10,110,493

Stock-based compensation	-	-	1,501,908		-	1,501,908

Net loss	-	-	-		(8,702,255)	(8,702,255)

Balance, March 31, 2007	102,041,432	$1,021	$84,985,934	$	(9,228,862)	$75,758,093

Common stock issued pursuant to registration rights agreement	9,731,569	97	5,463,315		-	5,463,412

Common stock issued on exercise of stock options	1,750,000	18	-		-	18

Common stock issued to directors for services rendered	1,248,197	13	503,787		-	503,800

Common stock issued to non-employee consultant for services rendered	107,143	1	112,499		-	112,500

Offering costs incurred pursuant to registration rights agreement	-	-	(300,365)		-	(300,365)

Stock-based compensation	-	-	1,025,011		-	1,025,011

Net loss	-	-	-		(13,164,826)	(13,164,826)

Balance March 31, 2008	114,878,341	$1,150	$91,790,181		$(22,393,688)	$69,397,643

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Statements of Cash Flows

	For the Years Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,164,826)	$	(8,702,255)
Adjustments to reconcile net loss to net cash used for operating activities:
Liquidated damages pursuant to registration rights arrangements	2,645,393		2,705,531
Imputed interest on registration rights arrangement payments	112,489		-
Depreciation, depletion, and amortization	1,360,737		375,701
Impairment of unproved properties	-		734,383
Accretion expense	121,740		29,730
Asset retirement obligation	(278,739)		-
Stock-based compensation expense	1,025,011		1,501,908
Amortization of deferred financing costs and discount on notes payable	2,423,389		537,822
Unrealized losses on crude oil hedges	771,607		-
Services exchanged for common stock, directors	503,800		-
Services exchanged for common stock, non-employee	112,500		-
Interest expense on convertible note payable beneficial conversion	-		30,000
Interest expense on debt converted to equity	-		3,453
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(102,374)		(453,709)
Other assets	(484,561)		(588,764)
Accounts payable and accrued liabilities	367,411		1,540,770

Net cash used for operating activities	(4,586,423)		(2,285,430)

Cash flows from investing activities:
Acquisition of oil and gas properties	-		(72,746,295)
Capital expenditures for oil and gas properties	(4,245,011)		(841,993)
Proceeds from conveyance of unproved oil and gas properties	491,500		-
Increase in other assets	(927,769)		(769,018)
Net cash used for investing activities	(4,681,280)		(74,357,306)

Cash flows from financing activities:
Increase in deferred financing costs	(959,468)		(921,981)
Proceeds from issuance of convertible notes payable	-		11,144,582
Proceeds from borrowings	12,240,000		-
Payment of convertible note payable	-		(150,000)
Proceeds from sale of common stock and warrants	-		71,653,937
Proceeds from issuance of common stock upon exercise of stock options	18		-
Payment of offering costs	(300,365)		-
Net cash provided by financing activities	10,980,185		81,726,538

Increase in cash and cash equivalents	1,712,482		5,083,802
Cash and cash equivalents, beginning of year	5,129,883		46,081
Cash and cash equivalents, end of year	$6,842,365		$5,129,883
Non-cash investing and financing activities:
Cash paid for interest	682,204		-
Payables for purchase of oil and gas properties	$-		$250,000
Asset retirement asset and obligation	$213,757		$1,191,837
Value of warrants issued in connection with acquisition of Cole Creek South and South Glenrock B Fields	$-		$616,140
Common stock and warrants issued on conversion of notes payable	$-		$10,613,876
Issuance of common stock in settlement of registration rights arrangement and imputed interest	$5,463,412		$-
Discount on note payable, conveyance of overriding royalty interest	$4,500,000		$-

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

Metalex was formed for the purpose of acquiring, exploring and developing mining properties. On April 18, 2006, the stockholders of Metalex voted to change its name to Rancher Energy Corp. and announced that it changed its business plan and focus from mining to oil and gas.

From February 4, 2004 (inception) through the third fiscal quarter ended December 31, 2006, the Company was a development stage company. Commencing with the fourth fiscal quarter ended March 31, 2007, the Company was no longer in the development stage.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying Statements of Operations, we have incurred a cumulative net loss of $22.4  million for the period from inception (February 4, 2004) to March 31, 2008, have a working capital deficit of approximately $5.0  million as of March 31, 2007. We require significant additional funding to repay the short term debt in the amount of $12.2 million, scheduled to mature on October 31, 2008, and for our planned oil and gas development operations. Our ability to continue the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Estimates of oil and gas reserve quantities provide the basis for calculations of depletion, depreciation, and amortization (DD&A) and impairment, each of which represents a significant component of the financial statements.

Revenue Recognition

The Company derives revenue primarily from the sale of produced crude oil. The Company reports revenue and its net revenue interests as the amount received before taking into account production taxes and transportation costs, which are reported as separate expenses. Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between 30 and 60 days after the date of production. No revenue is recognized unless it is determined that title to the product has transferred to a purchaser. At the end of each month the Company estimates the amount of production delivered to the purchaser and the price the Company will receive. The Company uses its knowledge of properties, their historical performance, the anticipated effect of weather conditions during the month of production, NYMEX and local spot market prices, and other factors as the basis for these estimates.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

Concentration of Credit Risk

Substantially all of the Company’s receivables are from purchasers of oil and gas and from joint interest owners. Although diversified among a number of companies, collectability is dependent upon the financial wherewithal of each individual company as well as the general economic conditions of the industry. The receivables are not collateralized. To date the Company has had no bad debts.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures within the consolidated statements of cash flows. The costs of development wells are capitalized whether or not proved reserves are found. Costs of unproved leases, which may become productive, are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair value and are not subject to amortization.

Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. DD&A of capitalized costs related to proved oil and gas properties is calculated on a property-by-property basis using the units-of-production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs and the anticipated proceeds from salvaging equipment.

The Company complies with Statement of Financial Accounting Standards Staff Position No. FAS 19-1, Accounting for Suspended Well Costs , (FSP FAS 19-1). The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that no suspended well costs should be impaired.

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable.

Sales of Proved and Unproved Properties

The sale of a partial interest in a proved oil and gas property is accounted for as normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production DD&A rate. A gain or loss is recognized for all other sales of producing properties and is reflected in results of operations.

The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is reflected in results of operations. During the year ended March 31, 2008, the Company received proceeds on the sale of unproved properties of $491,500, for which no gain or loss was recognized.

Capitalized Interest

The Company’s policy is to capitalize interest costs to oil and gas properties on expenditures made in connection with exploration, development and construction projects that are not subject to current DD&A and that require greater than six months to be readied for their intended use (“qualifying projects”). Interest is capitalized only for the period that such activities are in progress. To date the Company has had no such qualifying projects during periods when interest expense has been incurred. Accordingly the Company has recorded no capitalized interest.

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

Deferred Financing Costs

Costs incurred in connection with the Company’s debt issuances are capitalized and amortized over the term of the debt, which approximates the effective interest method. Amortization of deferred financing costs of $351,685 and $537,822 was recognized for the years ended March 31, 2008 and 2007 and has been charged to operations as an expense in the Statement of Operations. Unamortized balances of deferred financing costs of $508,529 and $0 are included in other assets on the Balance Sheets as of March 31, 2008 and 2007, respectively.

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

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company adopted the provisions of FIN 48 on April 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s financial position and did not result in unrecognized tax benefits being recorded. Subsequent to adoption, there have been no changes to the Company’s assessment of uncertain tax positions. Accordingly, no corresponding interest and penalties have been accrued. The Company’s policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expense. The Company files income tax returns in the U.S. Federal jurisdiction and various states. The Company’s tax years of 2004 and forward are subject to examination by the Federal and state taxing authorities.

Net Loss per Share

Basic net (loss) per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average of common shares outstanding during each period.

Diluted net income per common share is calculated by dividing adjusted net loss by the weighted-average of common shares outstanding, including the effect of other dilutive securities. The Company’s potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase the Company’s common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

	For the Years Ended March 31,
	2008	2007
Dilutive	-	-
Anti-dilutive	80,665,639	14,214,461

Stock options and warrants were not considered in the detailed calculations below as their effect would be anti-dilutive.

The following table sets forth the calculation of basic and diluted loss per share:

	For the Year Ended March 31,
	2008	2007

Net loss	$(13,164,826)	$	(8,702,255)

Basic weighted average common shares outstanding	109,942,627		53,782,291

Basic and diluted net loss per common share	(0.12)		(0.16)

Share-Based Payment

Effective April 1, 2006, Rancher Energy adopted Statement of Financial Accounting Standard 123(R) “Accounting for Stock-Based Compensation” using the modified prospective transition method. SFAS No. 123R requires companies to recognize compensation cost for stock-based awards based on estimated fair value of the award, effective April 1, 2006. See Note 7 for further discussion . The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No.123(R) and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

The Company has elected not to designate the commodity derivatives to which they are a party as cash flow hedges, and accordingly, such contracts are recorded at fair value on its balance sheets and changes in such fair value are recognized in current earnings as income or expense as they occur.

The Company does not hold or issue commodity derivatives for speculative or trading purposes. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its commodity derivatives. It is anticipated, however, that its counterparty will be able to fully satisfy its obligations under the commodity derivatives contracts. The Company does not obtain collateral or other security to support its commodity derivatives contracts subject to credit risk but does monitor the credit standing of the counterparty. The price we receive for production in our three fields is indexed to Wyoming Sweet crude oil posted price. The Company has not hedged the basis differential between the NYMEX price and the Wyoming Sweet price. Under the terms of our Term Credit Agreement issued in October 2007 the Company was required hedge a portion of its expected future production, and it entered into a costless collar agreement for a portion of its anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party. The table below summarizes the terms of the Company’s costless collar:

Contract Feature	Contract Term	Total Volume Hedged (Bbls)	Remaining Volume Hedged (Bbls)	Index	Fixed Price ($/Bbl)	Position at March 31, 2008 Due To (From) Company
Put	Nov 07—Oct 08	113,220	88,629	WTI NYMEX	$65.00	-
Call	Nov 07—Oct 08	67,935	53,180	WTI NYMEX	$83.50	$(837,033)

Comprehensive Income (Loss)

The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive loss is equal to net loss.

Major Customers

For the years ended March 31, 2008 and 2007, one customer accounted for 100% of the Company’s oil and gas sales. The Company did not have revenue for the year ended March 31, 2006. The loss of that customer would not be expected to have a material adverse effect upon our sales and would not be expected to reduce the competition for our oil production, which in turn would not be expected to negatively impact the price we receive. As of March 31, 2008 and 2007 accounts receivable from this customer account for 41% and 77%, respectively of the Company’s total accounts receivable and prepaid expense balances.

 Industry Segment and Geographic Information

The Company operates in one industry segment, which is the exploration, exploitation, development, acquisition, and production of crude oil and natural gas. All of the Company’s operations are conducted in the continental United States. Consequently, the Company currently reports as a single industry segment.

Off—Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From February 4, 2004 (inception) through March 31, 2008, the Company has not been involved in any unconsolidated SPE transactions.

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation. Such reclassifications had no effect on net loss.

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

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. We are currently evaluating the potential impact, if any, of the adoption of FSP FIN 39-1 on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, will be adopted by the Company beginning for the fiscal year ended March 31, 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Note 2—Oil and Gas Properties

 The Company’s oil and gas properties are summarized in the following table:

	As of March 31,
	2008	2007
Proved properties	$20,734,143	$18,552,188

Unimproved properties excluded from DD&A	53,655,471	56,079,133
Equipment and other	402,602	454,801
Subtotal Unevaluated Properties	54,058,073	56,533,934
Total oil and gas properties	74,792,216	75,086,122
Less accumulated depletion, depreciation, amortization and impairment	(1,531,619)	(347,821)
	$73,260,597	$74,738,301

Assignment of Overriding Royalty Interest

In conjunction with the issuance of short term debt in October 2007 (See Note 4),the Company assigned the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company’s working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimated that the fair value of the ORRI granted to the Lender is approximately $4,500,000 and has recorded this amount as a debt discount and a decrease of oil and gas properties

Acquisitions

Cole Creek South Field and South Glenrock B Field Acquisitions

On December 22, 2006, the Company purchased certain oil and gas properties for $46,750,000, before adjustments for the period from the effective date to the closing date, and closing costs. The oil and gas properties consisted of (i) a 100% working interest (79.3% net revenue interest) in the Cole Creek South Field, which is located in Wyoming’s Powder River Basin; and (ii) a 93.6% working interest (74.5% net revenue interest) in the South Glenrock B Field, which is also located in Wyoming’s Powder River Basin.

The total adjusted purchase price was allocated as follows:

Acquisition costs:
Cash consideration	$46,750,000
Direct acquisition costs	323,657
Estimated fair value of warrants to purchase common stock	616,140
Total	$47,689,797

Allocation of acquisition costs:
Oil and gas properties:
Unproved	$31,569,778
Proved	16,682,101
Other assets - long-term accounts receivable	53,341
Other assets - inventory	227,220
Asset retirement obligation	(842,643)
Total	$47,689,797

In partial consideration for an extension of the closing date, the Company issued the seller of the oil and gas properties warrants to acquire 250,000 shares of its common stock for $1.50 per share for a period of five years. The estimated fair value of the warrants to purchase common stock was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

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

The total adjusted purchase price was allocated as follows:

Acquisition costs:
Cash consideration	$25,000,000
Direct acquisition costs	672,638
Total	$25,672,638

Allocation of acquisition costs:
Oil and gas properties:
Unproved	$24,151,745
Proved	1,870,086
Asset retirement obligation	(349,193)
Total	$25,672,638

Carbon Dioxide (“CO2”) Enhanced Oil Recovery Project

The Company’s business plan includes the injection of CO2 into its three oil fields in the Powder River Basin. To ensure an adequate supply of CO2 the Company has entered into two separate supply agreements as follows:

On December 15, 2006, the Company executed a Product Sale and Purchase Contract (Purchase Contract) with the Anadarko Petroleum Corporation (Anadarko) for the purchase of CO2 (meeting certain quality specifications identified in the agreement) from Anadarko. The primary term of the Agreement commences upon the later of January 1, 2008, or the date of the first CO2 delivery, and terminates upon the earlier of the day on which the Company has taken and paid for the Total Contract Quantity, as defined, or 10 years from the commencement date. The Company has the right to terminate the Purchase Contract at any time with notice to Anadarko, subject to a termination payment as specified in the Purchase Contract. During the primary term the “Daily Contract Quantity” is 40 MMcf per day for a total of 146 Bcf. Carbon Dioxide (CO2) deliveries are subject to a 25 MMcf per day take-or-pay provision. Anadarko has the right to satisfy its own needs before sales to the Company, which reduces our take-or-pay obligation. In the event the CO2 does not meet certain quality specifications, we have the right to refuse delivery of such CO2 For CO2 deliveries, the Company has agreed to pay $1.50 per thousand cubic feet, to be adjusted by a factor that is indexed to the average posted price of Wyoming Sweet oil. From oil that is produced by CO2 injection, the Company also agreed to convey to Anadarko an overriding royalty interest of 1% in year one, increasing 1% on each of the next four anniversaries to a maximum of 5% for the remainder of the 10-year term.

On February 12, 2008 the Company entered into a Sale and Purchase Agreement with ExxonMobil Gas & Power Marketing Company (“ExxonMobil”), a division of Exxon Mobil Corporation, under which ExxonMobil will provide Rancher Energy with 70 MMscfd (million standard cubic per day) of CO2 for an initial 10-year period, with an option for a second 10 years. The CO2 will be supplied from ExxonMobil’s LaBarge gas field in Wyoming. For CO 2 deliveries from ExxonMobil, the Company has agreed to pay a base price plus an Oil Price Factor which is indexed to the price of West Texas Intermediate crude oil.

Impairment of Unproved Properties

The Company has recorded no impairment of unproved properties in the year ended March 31, 2008.

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

Note 3—Asset Retirement Obligations

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Cash paid to settle asset retirement obligations is included in the operating section of the Company’s statement of cash flows.

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

A reconciliation of the Company’s asset retirement obligation liability during the years ended March 31, 2008 and 2007 is as follows:

	2008	2007
Beginning asset retirement obligation	$1,221,567	$--
Liabilities incurred	18,473	1,191,837
Liabilities settled	(297,212)	-
Changes in estimates	195,283	-
Accretion expense	121,740	29,730
Ending asset retirement obligation	$1,259,851	$1,221,567

Current	$337,685	$196,000
Long-term	922,166	1,025,567
	$1,259,851	$1,221,567

Note 4—Short Term Note Payable

On October 16, 2007, the Company issued a Note Payable (the Note) in the amount of $12,240,000 pursuant to a Term Credit Agreement with a financial institution (the Lender), resulting in net proceeds of $11,622,800 after the deduction of the Lender’s fees, expenses, and three months of interest to be held in escrow. In addition, the Company incurred approximately $390,000 in investment banking, legal, and other fees and expenses in connection with the transaction. The Company recorded total capitalized financing costs associated with the issuance of the Note in the amount of $835,685 as deferred financing costs. Amortization of the deferred financing costs in the amount of $326,685 is included in interest expense for year ended March 31, 2008.

All amounts outstanding under the Note are due and payable on October 31, 2008 (Maturity Date) and bear interest at a rate equal to the greater of (a) 12% per annum and (b) the one-month LIBOR rate plus 6% per annum. The Company is required to make monthly interest payments on the amounts outstanding under the Credit Agreement, but is not required to make any principal payments until the Maturity Date. The Company may prepay the amounts outstanding under the Credit Agreement at any time without penalty. As of March 31, 2008 the interest rate on the Note is 12% per annum.

The Company’s obligations under the Credit Agreement are collateralized by a first priority security interest in its properties and assets, including all rights under oil and gas leases in its three producing oil fields in the Powder River Basin of Wyoming and all of its equipment on those properties. The Company also granted the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company’s working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimates that the fair value of the ORRI granted to the Lender is approximately $4,500,000 and has recorded this amount as a discount to the Note Payable and as a decrease of oil and gas properties. Amortization of the discount based upon the effective interest method in the amount of $1,972,450 is included in interest expense for year ended March 31, 2008. As long as any of its obligations remain outstanding under the Credit Agreement, the Company will be required to grant the same ORRI to the Lender on any new working interests acquired after closing. Prior to the Maturity Date, the Company may re-acquire 50% of the ORRI granted to the Lender at a repurchase price calculated to ensure that total payments by the Company to the Lender of principal, interest, ORRI revenues, and ORRI repurchase price will equal 120% of the loan amount.

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

The Company is subject to various restrictive covenants under the Credit Agreement, including limitations on its ability to sell properties and assets, pay dividends, extend credit, amend material contracts, incur indebtedness, provide guarantees, effect mergers or acquisitions (other than to change its state of incorporation), cancel claims, create liens, create subsidiaries, amend its formation documents, make investments, enter into transactions with its affiliates, and enter into swap agreements. The Company must maintain (a) a current ratio of at least 1.0 (excluding from the calculation of current liabilities any loans outstanding under the Credit Agreement) and (b) a loan-to-value ratio greater than 1.0 to 1.0 for the term of the loan. As of March 31, 2008 and the date of this Annual Report, the Company is in compliance with all covenants under the Credit Agreement.

Note 5—Commitments and Contingencies
The Company may be subject to legal proceedings, claims, and litigation arising from its financing and business activities in the ordinary course. Although there can be no assurance that unfavorable outcomes in any matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position, the Company does not know of any threatened claims that it believes to be of merit, and the Company intends to vigorously defend any actions that would be asserted. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. The Company is not currently the subject of any litigation.

The Company leases office space under a non-cancelable operating lease that expires July 31, 2012. Rent expense was $278,625, $35,766 and $0 during the years ended March 31, 2008, 2007 and 2006, respectively. The annual minimum lease payments for the next five fiscal years and thereafter are presented below:

Years Ending March 31,

2009	359,078
2010	367,334
2011	371,460
2012	123,820
Thereafter	-
Total	$1,221,692

The Company has entered into CO2 supply agreements with Anadarko and ExxonMobil as discussed in Note 2 above. The Company has also entered into a Registration Rights Agreement as discussed in Note 6 below.

Note 6—Stockholders’ Equity

The Company’s capital stock as of March 31, 2008 and 2007 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share.

Issuance of Common Stock and Warrants

For the Year Ended March 31, 2008

During the year ended March 31, 2008, the Company issued common stock as follows:

-
9,731,569 shares to holders of registrable shares of the December 2006 and January 2007 private placements, as liquidated damages in settlement of registration rights deficiencies (see Registration Rights and Other Payment Arrangements below);

-	1,750,000 shares to an officer of the Company upon the exercise of stock options;
-	1,248,197 shares to directors of the Company in exchange for services;
-	107,143 shares to independent consultant in exchange for services

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

In connection with the private placement, the Company also entered into a Registration Rights Agreement with the investors in which the Company agreed to register for resale the shares of common stock issued in the private placement as well as the shares underlying the warrants and convertible notes issued in the private placement. There are liquidated damages payable pursuant to the Securities Purchase Agreement and Registration Rights Agreement relating to these registration provisions and other obligations, as discussed further below.

 Registration and Other Payment Arrangements

In connection with the sale of certain Units discussed above, the Company has entered into agreements that require the transfer of consideration under registration and other payment arrangements, if certain conditions are not met. The following is a description of the conditions and those that were not met as of March 31, 2007.

Under the terms of the Registration Rights Agreement, the Company must pay the holders of the registrable securities issued in the December 2006 and January 2007 equity private placement, liquidated damages if the registration statement that was filed in conjunction with the private placement has not been declared effective by the U.S. Securities and Exchange Commission (SEC) within 150 days of the closing of the private placement (December 21, 2006). The liquidated damages are due on or before the day of the failure (May 20, 2007) and every 30 days thereafter, or three business days after the failure is cured, if earlier. The amount due is 1% of the aggregate purchase price, or $794,000 per month. If the Company fails to make the payments timely, interest accrues at a rate of 1.5% per month. All payments pursuant to the registration rights agreement and the private placement agreement cannot exceed 24% of the aggregate purchase price, or $19,057,000 in total. The payment may be made in cash, notes, or shares of common stock, at the Company’s option, as long as the Company does not have an equity condition failure. The equity condition failures are described further below. Pursuant to the terms of the Registration Rights Agreement, the Company opted to pay the liquidated damages in shares of common stock. The number of shares issued was based on the payment amount of $794,000 divided by 90% of the volume weighted average price of the Company’s common stock for the 10 trading days immediately preceding the payment due date.

Using the above formula, the Company made delay registration effectiveness payments May 18, 2007 through October 31, 2007 as follows:

Date	Total Shares	Price Per Share
May 18, 2007	933,458	$0.85
June 19, 2007	946,819	$0.84
July 19, 2007	1,321,799	$0.60
August 17, 2007	1,757,212	$0.45
September 17, 2007	2,467,484	$0.32
October 17, 2007	1,443,712	$0.55
October 31, 2007	861,085	$0.43

The Company’s registration statement was declared effective on October 31, 2007. Since that date the Company has maintained the effectiveness of the registration statement and complied with all other provisions of the Registration Rights Agreement. No further liquidated damages have been assessed or paid. In accordance with FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, as of the date of this Annual Report, the Company believes the likelihood it will incur additional obligations to pay liquidated damages is remote, as defined in SFAS 5, Accounting for Contingencies. Accordingly as of March 31, 2008, the Company has not recorded a liability for future liquidated damages under the Registration Rights Agreement.

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

The following is a summary of warrants as of March 31, 2008

	Warrants	Exercise Price	Expiration Date
Warrants issued in connection with the following:

Sale of common stock pursuant to Regulation S	18,133,500	$0.75	July 5, 2008 to October 18, 2008

Conversion of notes payable into common stock	1,006,905	$0.75	July 19, 2008

Private placement of common stock	45,940,510	$1.50	March 30, 2012

Private placement of convertible notes payable	6,996,322	$1.50	March 30, 2012

Private placement agent commissions	2,187,580	$1.50	March 30, 2009

Private placement agent commissions	1,445,733	$1.50	March 30, 2012

Acquisition of oil and gas properties	250,000	$1.50	December 22, 2011

Total warrants outstanding at March 31, 2008	75,960,550

Note 7—Share-Based Compensation

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard 123(R) (SFAS 123(R)), Share-Based Payment . Pursuant to SFAS 123(R), compensation expense is measured at the grant date based on fair value of the award and recognized as an expense in earnings over the service period as the award vests. The adoption of SFAS 123(R) using the modified prospective transition method resulted in stock compensation expense for the years ended March 31, 2008 and 2007 of $1,025,011 and $1,501,908, respectively. The Company did not recognize a tax benefit from the stock compensation expense because it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date, the expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Prior to the adoption of SFAS 123(R), the Company reflected tax benefits from deductions resulting from the exercise of stock options as operating activities in the statements of cash flows. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits, which would otherwise be available to reduce income taxes payable, have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the statements of cash flows for the years ended March 31, 2008 and 2007 .

Chief Executive Officer (CEO) Option Grant

On May 15, 2006, in connection with an employment agreement, the Company granted its President & CEO options to purchase up to 4,000,000 shares of Company common stock at an exercise price of $0.00001 per share. The options vest as follows: (i) 1,000,000 shares upon execution of the employment agreement, (ii) 1,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000 shares from June 1, 2008 to May 31, 2009 at the rate of 250,000 shares per completed quarter of service. In the event the employment agreement is terminated, the CEO will be allowed to exercise all options that are vested. All unvested options shall be forfeited. The options have no expiration date.

The Company determined the fair value of the options to be $0.4235 per underlying common share. The value was determined by using the Black-Scholes valuation model using assumptions which resulted in the value of one Unit (one common share and one warrant to purchase a common share) equaling $0.50, the price of the most recently issued securities at the date of grant of the options. The combined value was allocated between the value of the common stock and the value of the warrant. The value of one common share from this analysis ($0.4235) was used to calculate the resulting compensation expense under the provisions of SFAS 123(R). The assumptions used in the valuation of the CEO options were as follows:

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

The Company recognized stock compensation expense attributable to the CEO options of $423,500 and $741,125 for the years ended March 31, 2008 and 2007, respectively. The Company expects to recognize the remaining compensation expense of $529,375 related to the unvested shares over the next 1.3 years.

2006 Stock Incentive Plan

On March 30, 2007, the 2006 Stock Incentive Plan (the 2006 Stock Incentive Plan) was approved by the shareholders and was effective October 2, 2006. The 2006 Stock Incentive Plan had previously been approved by the Company’s Board of Directors. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10,000,000 shares of Rancher Energy common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2008 and 2007 , options to purchase up to 753,000 and 3,335,000 shares of common stock, respectively were granted under the 2006 Stock Incentive Plan to officers, directors, employees and a consultant. The options granted have exercise prices ranging from $0.39 to $1.64 generally vest over three years, and have a maximum term of ten years.

The fair value of the options granted during fiscal 2008 and 2007, under the 2006 Stock Incentive Plan was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Expected Volatility	59.80% - 62.75%	76.00%
Expected option term	3.0 - 6.25 years	5 years
Risk-free interest rate	4.39% to 4.68	4.34% to 4.75%
Expected dividend yield	0.00%	0.00%

Because the Company is newly public with an insufficient history of stock price for the expected term, the expected volatility was based on an average of the volatility disclosed by other comparable companies who had similar expected option terms. The expected term of options granted was estimated in accordance with the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 and SAB No 110. The risk free rate was based on the five-year U.S Treasury bond rate.

The following table summarizes stock option activity for the year ended March 31, 2008 and 2007:

	2008		2007
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year
CEO	3,000,000	$0.00001	-	$-
Plan	3,335,000	$2.34	-	$-
Granted
CEO	-	$-	4,000,000	$0.00001
Plan	753,000	$0.73	3,335,000	$2.34
Exercised
CEO	(1,750,000)	$0.00001	(1,000,000)	$0.00001
Plan	-	$-	-	$-
Cancelled
CEO	-	$-	-	$-
Plan	(2,657,000)	$2.46	-	$-
Outstanding at March 31
CEO	1,250,000	$0.00001	3,000,000	$0.00001
Plan	1,431,000	$1.28	3,335,000	$2.34
Exercisable at March 31,
CEO	-	$0.00001	750,000	$0.00001
Plan	430,000	$1.74	187,500	$1.75

The following table summarizes information related to the outstanding and vested options as of March 31, 2008.

	Outstanding Options	Vested Options
Number of Shares
CEO	1,250,000	-
Plan	1,431,000	430,000
Weighted Average Remaining Contractual Life in Years
CEO	NA - CEO Options Do Not Expire
Plan	3.77	3.54
Weighted Average Exercise Price
CEO	$.00001	-
Plan	$1.28	$1.74
Aggregate Intrinsic Value
CEO	$487,488	-
Plan	$(1,269,990)	$(581,450)

The following table summarizes changes in the unvested options for the years ended March 31, 2008 and 2007:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested, April 1, 2006	__	$	__
Granted—
CEO	4,000,000		0.42
Plan	3,335,000		1.52
Total	7,335,000		0.92

Vested—
CEO	(750,000)		0.42
Plan	(187,500)		1.13
Total	(937,500)		0.56

Exercised—CEO	(1,000,000)		0.42

Non-vested, March 31, 2007
CEO	2,250,000		$0.42
Plan	3,147,500		$1.54
Total	5,397,500		$1.07
Granted—
Plan	753,000		$0.34

Vested—
CEO	(1,000,000)		$0.42
Plan	(742,500)		$0.75
Total	(1,742,500)	$

Cancelled - Plan	(2,157,000)		$0.67

Non-vested, March 31, 2008
CEO	1,250,000		$0.42
Plan	1,001,000		$0.50
Total	2,251,000		0.46

The weighted-average grant-date fair values of the stock options granted during the year ended March 31, 2008 was $0.34. For the year ended March 31, 2007 the weighted average grant date fair values of the stock options granted during the year were $0.42, $1.52, and $0.92 for the CEO, the 2006 Stock Incentive Plan and in total, respectively. The total intrinsic value, calculated as the difference between the exercise price and the market price on the date of exercise of all options exercised during the years ended March 31, 2008 and 2007, was approximately $1,410,000 and $1,450,000, respectively. The Company received $18 and $10 from stock options exercised during the year ended March 31, 2008 and 2007, respectively. The Company did not realize any tax deductions related to the exercise of stock options during year.

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2008 was approximately $499,400 which the Company expects to recognize over four years.

Note 8—Income Taxes

The effective income tax rate for the years ended March 31, 2008 and 2007 differs from the U.S. Federal statutory income tax rate due to the following:

	For the Year Ended March 31,
	2008	2007

Federal statutory income tax rate	$4,608,000	$3,046,000
State income taxes, net of Federal benefit	33,000	-
Permanent items	(362,000)	(184,000)
Other	129,000	128,000
Change in valuation allowance	(4,408,000)	(2,990,000)
	$-	$-

The components of the deferred tax assets and liabilities as of March 31, 2008 and 2007 are as follows:

	For the Year Ended March 31,
	2008	2007
Current deferred tax assets:
Liquidated damages pursuant to registration rights agreement	$-	$947,000
Valuation allowance	-	(947,000)
Net current deferred tax assets	-	-
Long-term deferred tax assets:
Federal net operating loss carryforwards	5,984,000	1,786,000
Asset retirement obligation	444,000	428,000
Stock-based compensation	469,000	245,000
Accrued vacation	23,000
Unrealized hedging losses	272,000
Property , plant and equipment	261,000
Valuation allowance	(7,453,000)	(2,099,000)
Net long-term deferred tax assets	-	360, 000
Long-term deferred tax liabilities:
Oil and gas properties	-	360,000
Net long-term deferred tax liabilities	$-	$-

The Company has approximately $16,977,000 net operating loss carryover as of March 31, 2008. The net operating losses begin to expire in 2024

The Company has provided a full valuation allowance for the deferred tax assets as of March 31, 2008 and 2007, based on the likelihood of the realization of the deferred tax assets will not be utilized in the future.

Note 9—Disclosures about Oil and Gas Producing Activities

Prior to the year ended March 31, 2007, the Company did not have any oil and gas properties.

Costs Incurred in Oil and Gas Producing Activities:

Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows.

	For the Year Ended March 31,
	2008	2007

Exploration	$223,564	$333,919
Development	4,758,783	-
Acquisitions:
Unproved	43,088	56,813,516
Proved	-	18,552,188
Total	5,025,435	75,699,623

Costs associated with asset retirement obligations	$213,756	$1,191,837

Oil and Gas Reserve Quantities (Unaudited):

For the years ended March 31, 2008 and 2007, Ryder Scott Company, L.P. prepared the reserve information for the Company’s Cole Creek South, South Glenrock B, and Big Muddy Fields in the Powder River Basin. The Company did not have oil and gas reserves as of and for the year ended March 31, 2006.

The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves, as defined in Regulation S-X, Rule 4-10(a)(2)(3)(4), are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company’s proved reserves are located in the continental United States.

Presented below is a summary of the changes in estimated oil reserves (in barrels) of the Company for the years ended March 31, 2008 and 2007 (the Company did not have any natural gas reserves).

Total proved:	2008	2007
Beginning of year	1,279,164
Purchases of minerals in-place	-	1,073,138
Production	(86,626)	(23,838)
Revisions of previous estimates	107,858	229,864
End of year	1,300,396	1,279,164

Proved developed reserves:	1,074,830	1,062,206

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

SFAS No. 69, Disclosures about Oil and Gas Producing Activities (SFAS No. 69), prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying benchmark prices and costs, including transportation, quality, and basis differentials, in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Each property the Company operates is also charged with field-level overhead in the estimated reserve calculation. Estimated future income taxes are computed using current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period, using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities.

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. The price, as adjusted for transportation, quality, and basis differentials, used in the calculation of the standardized measure was $95.49 and $53.47 per barrel of oil for the years ended March 31, 2008 and 2007, respectively. The Company did not have natural gas reserves during the year ended March 31, 2008, and did not have crude oil or natural gas reserves during the year ended March 31, 2006.

The following summary sets forth the Company’s future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69:

	As of March 31, 2008	As of March 31, 2007

Future cash inflows	$124,164,000	$68,397,000
Future production costs	(58,283,000)	(38,185,000)
Future development costs	(2,007,000)	(2,005,000)
Future income taxes	-	-
Future net cash flows	63,874,000	28,207,000
10% annual discount	(32,946,000)	(15,088,000)
Standardized measure of discounted future net cash flows	$30,928,000	$13,119,000

The principal sources of change in the standardized measure of discounted future net cash flows are:

	For the year ended March 31, 2008	For the year ended March 31, 2007

Standardized measure of discounted future net cash flows, beginning of year	$13,119,000	$-
Sales of oil and gas produced, net of production costs	(2,666, 000)	(325,000))
Net changes in prices and production costs	17,737,000	3,413,000
Purchase of minerals in-place	-	8,479,000
Revisions of previous quantity estimates	2,464,000	2,611,000
Accretion of discount	1,312,000	212,000
Changes in timing and other	(1,038,000)	(1,271,000)
Standardized measure of discounted future net cash flows, end of year	$30,928,000	$13,119,000

Note 10—Related Party Transaction

There were no related party transactions during the year ended March 31, 2008. In December 2006, the Company acquired artwork for $7,500 from the Company’s President, Chief Executive Officer and a member of the Board of Directors.

Note 11—Subsequent Events

On April 21, 2008 we executed a letter of intent with two experienced oil and gas operators, the terms of which called for the investment of up to $83.5 million to earn up to a 55% interest in the fields and provisions for the construction of a pipeline from the source of the ExxonMobil CO2 to our three fields. Due diligence and formal contract negotiations are ongoing with these potential partners.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nielson & Associates, Inc.:

We have audited the accompanying carve out statement of operations, changes in owner’s net investment, and cash flows of South Cole Creek and South Glenrock operations for the period from January 1, 2006 to December 21, 2006. These financial statements are the responsibility of Nielson & Associates, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the carve out results of operations and cash flows of South Cole Creek and South Glenrock operations for the period from January 1, 2006 to December 21, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Billings, Montana
June 29, 2007

South Cole Creek and South Glenrock Operations

Carve Out Statement of Operations

From January 1, 2006 to December 21, 2006

Revenue:
Oil sales	$4,488,315

Operating expenses:
Lease operating expense	2,944,287
Production taxes	493,956
General and administrative	567,524
Depreciation, depletion, and amortization	952,784
Accretion of asset retirement obligations	107,504
Total operating expenses	5,066,055

Net income (loss)	$(577,740)

South Cole Creek and South Glenrock Operations

Carve Out Statement of Changes in Owner’s Net Investment

Balance at December 31, 2005	$10,951,264

Owner’s contributions, net	2,059,445
Net loss	(577,740)

Balance at December 21, 2006	$12,432,969

South Cole Creek and South Glenrock Operations

Carve Out Statement of Cash Flows

From January 1, 2006 to December 21, 2006

Operating activities:
Net (loss)	$(577,740)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	952,784
Accretion of asset retirement obligations	107,504
Change in operating assets and liabilities:
Accounts receivable	(227)
Accounts payable and accrued expenses	304,603
Production taxes payable	127,738
Settlement of asset retirement obligations	(482,369)
Net cash provided by operating activities	432,293

Investing activities:
Acquisition of oil and gas properties	-
Exploration and development expenditures	(2,491,738)
Net cash used for investing activities	(2,491,738)

Financing activities:
Contributions from owner, net	2,059,445
Net cash provided by financing activities	2,059,445

Net increase (decrease) in cash and cash equivalents	-

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$-

Non-cash investing activities:
Increase in asset retirement obligations	$-

Note 1 – Basis of Presentation

The accompanying Historical Financial Statements (the “Historical Statements”) and related notes thereto are presented on an accrual basis, and represent the, results of operations, cash flows, and changes in owner’s net investment attributable to Nielson & Associates, Inc.’s (“Nielson” or the “Company”) interests in certain producing oil properties located in Converse County, Wyoming (the “Acquisition Properties”). Nielson acquired the Acquisition Properties from Continental Industries, LC on September 1, 2004 and subsequently sold the Acquisition Properties to Rancher Energy Corp. on December 22, 2006. The Historical Statements were prepared from the historical accounting records of Nielson and reflect the financial position, results of operations and cash flows for the period of time the Acquisition Properties were owned by Nielson. Accordingly, the Historical Statements do not give effect to the sale of the properties to Rancher Energy Corp.

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

Note 2 – Summary of Significant Accounting Policies

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

Note 2 – Summary of Significant Accounting Policies (continued)

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

Note 2 – Summary of Significant Accounting Policies (continued)

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

Note 3 – Asset Retirement Obligations

The Company’s asset retirement obligations consist of costs related to the plugging of wells, the removal of facilities and equipment, and site restoration of oil and gas properties. The following table summarizes the activity in the Company’s asset retirement obligation (ARO) liability:

From January 1, 2006 to December 21, 2006

ARO liability- beginning of period	$1,343,804
ARO liabilities assumed in acquisitions	-
ARO liabilities incurred in the current period	-
ARO liabilities settled in the current period	(482,369)
Accretion expense	107,504

ARO liability - end of period	$968,939

Note 4 – Concentrations

Major purchasers, and the approximate percentage of revenue for each, during the period is as follows:

From January 1, 2006 to December 21, 2006

Customer A	-
Customer B	58%
Customer C	42%

Note 5 – Supplemental Disclosures Regarding Oil Properties Reserves (Unaudited)

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

Costs Incurred - The following table sets forth the capitalized costs incurred in the Company’s oil production, exploration, and development activities:

From January 1, 2006 to December 31, 2006

Acquisition of proved properties	$-
Acquisition of unproved properties	-
Exploration costs	-
Development costs	2,491,738
Total costs incurred for acquisition, exploration and development activities	$2,491,738

Note 5 – Supplemental Disclosures Regarding Oil Properties Reserves (Unaudited) (continued)

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

Proved developed and undeveloped reserves:

Proved reserves:	Year Ended December 31, 2006

Beginning of period	1,588,713
Purchases of minerals in place	-
Revisions of estimates	(487,469)
Extensions and discoveries	-
Production	(73,076)

End of period	1,028,168

Proved Developed Reserves	827,487

Standardized Measure of Discounted Future Net Cash Flows

Future oil sales and production and development costs have been estimated using prices and costs in effect at the end of the periods indicated. The weighted average period-end prices used for the Acquisition Properties at December 31, 2006 were $47.94, per barrel of oil. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs. No deductions were made for general overhead, depreciation, depletion and amortization, or any indirect costs. All cash flows amounts are discounted at 10 percent.

Note 5 – Supplemental Disclosures Regarding Oil Properties Reserves (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flows (continued)

Changes in the demand for oil, inflation, and other factors made such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of current market value of the proved reserves attributable to the Acquisition Properties.

The estimated standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2006is shown below:

December 31, 2006

Future cash inflows	$47,317,344
Future production costs	(29,851,344)
Future development costs	(2,004,287)
Future net cash flows	15,461,713
10 percent annual discount	(7,666,089)
Standardized measure of discounted future net cash flows relating to proved reserves	$7,795,624

Note 5 – Supplemental Disclosures Regarding Oil Properties Reserves (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flows (continued)

The following reconciles the change in the standardized measure of discounted future net cash flows during the period ended December 31, 2006 :

From January 1, 2006 to December 31, 2006

Beginning of period	$16,972,799
Purchases of reserves in place	-
Revisions of previous estimates	(3,763,013)
Extensions and discoveries	-
Changes in future development costs, net	300,000
Net change in prices	(5,731,580)
Sales of oil, net of production costs	(1,050,072)
Changes in timing and other	(629,790)
Accretion of discount	1,697,280

End of period	$7,795,624