Form 10-K/A
period 2008-03-31
RANCHER ENERGY CORP.
filed 2008-07-14
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2007 was $44,836,364.

The number of shares outstanding of the registrant’s common stock as of June 27, 2008 was 115,128,364.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, originally filed on June 30, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2008. In addition, this Amendment amends the Exhibit List included in Item 15 to include references to exhibits 16.1 and 21.1 that were inadvertently omitted form the Original Filing. Further, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Name	Age	Positions Held	Beginning of Term of Service
John Works	54	Director, President, Chief Executive Officer, Chief Financial Officer	May 18, 2006
William A. Anderson	69	Director	April 20, 2007
Joseph P. McCoy	57	Director	April 20, 2007
Patrick M. Murray	65	Director	April 20, 2007
Myron (Mickey) M. Sheinfeld	78	Director	April 20, 2007
Mark Worthey	50	Director	February 16, 2007
Richard Kurtenbach	53	Chief Accounting Officer	August 27, 2007

The following identifies the background information for our directors, officers and other key employees.

John Works - Director, President, Chief Executive Officer and Chief Financial Officer

Mr. Works has been our President, Chief Executive Officer and a member of our Board of Directors since May 18, 2006, and brings over 25 years of experience in the global oil & gas industry as a corporate executive, investment banker, and lawyer focusing on originating, structuring, financing, and implementing domestic and international oil & gas projects. Since August 31, 2007, Mr. Works has been serving as our Chief Financial Officer on an interim basis pending the designation of a new Chief Financial Officer.

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

William A. Anderson - Director

Mr. Anderson has been a member of our Board of Directors since April 20, 2007. Mr. Anderson is currently a consultant for Eastman Dillon Oil and Gas Association. From 1989 through 2005, he was a founder and partner of Weller, Anderson & Co. Ltd., a full-service stock brokerage firm. Prior to founding Weller in 1989, Mr. Anderson held several senior executive positions, including president of HARC Technologies, president of Rainbow Pipeline Company, president of Farmers Oil Company, chief financial officer of ENSTAR Corporation, and general partner and senior vice president of Blyth, Eastman, Dillon & Co. Mr. Anderson has extensive corporate board experience, having served as a director, committee chairman and/or committee member for a number of organizations, including Far East Energy Corporation, Tom Brown, Inc., NationsBank Houston, Northern Trust Bank of Texas, American Income Life Insurance Company, Wing Corporation and Seven J-Stock Farm, Inc. He holds an MBA from the Harvard Business School and a B.S. in Business Administration from the University of Arkansas.

Joseph P. McCoy - Director

Mr. McCoy has been a member of our Board of Directors since April 20, 2007. From April 2005 to April 2006, Mr. McCoy was senior vice president and chief financial officer of Burlington Resources Inc., one of the world’s largest independent oil & gas companies prior to being acquired by ConocoPhillips in 2006. His previous positions include vice president, controller, and chief accounting officer of Burlington Resources (April 2001 to April 2005); vice president and controller of Vastar Resources; and vice president finance, planning, and control of ARCO Alaska, where he was employed for more than 20 years. Mr. McCoy is currently a member of the Board of Directors of Linn Energy, LLC, a reporting company. McCoy’s previous board experience includes service on the following non-reporting entities: American Petroleum Institute Accounting Committees, Anchorage Boys & Girls Club, and Providence Hospital in Anchorage. He holds an MS in Accounting and an MBA from Northeastern University and a B.A. in Economics from College of the Holy Cross. He is a CPA.

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

Mark Worthey – Director

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

Richard Kurtenbach – Chief Accounting Officer

Mr. Kurtenbach became our Chief Accounting Officer on August 27, 2007. From April 2004 to August 2007, Mr. Kurtenbach was Vice President—Administration and Controller with publicly-traded Galaxy Energy Corporation where he was responsible for all administrative and accounting functions, including preparation of financial statements for SEC filings, internal controls and Sarbanes-Oxley compliance, financial modeling and management of joint interest activities for domestic and international drilling programs. From May 2003 to March 2004, Mr. Kurtenbach was Accounting Supervisor—Financial Reporting for Marathon Oil Company’s Powder River Business Unit, where he was responsible for the preparation and analysis of the Unit’s monthly and quarterly financial statements. From 2002 to 2003, Mr. Kurtenbach was self employed as a consultant to small energy companies advising management on financial, accounting auditing and taxation matters. From 1998 to 2001, Mr. Kurtenbach was the Finance and Administrative Manager for Hilton Petroleum, where he was responsible for the management of all financial, accounting and administrative matters for the Canadian publicly traded company. From 1985 to 1997, Mr. Kurtenbach was Manager—Commercial Services, American Region (1995-1997), Manager—Finance and Administration (1987-1995), and Financial Controller (1985-1987) at Ampolex (USA), Denver, Colorado, where he managed all financial accounting and administrative matters for the domestic and South American operations for the Australian publicly traded company. From 1983 to 1985, Mr. Kurtenbach was Controller of Phelps Dodge Fuel Development Corporation. From 1980 to 1983, Mr. Kurtenbach was Controller for Calvin Exploration Inc. in Denver, Colorado. From 1978 to 1980, Mr. Kurtenbach worked as a staff auditor at Price Waterhouse. Mr. Kurtenbach received a B.S. in Accounting from Illinois State University in Normal, Illinois (1978) and was licensed as a Certified Public Accountant in Illinois in 1978 and Colorado in 1981.

Committees of the Board of Directors

We have standing audit, compensation and nominating and corporate governance committees of our Board of Directors. Each of these committees was formed on May 31, 2007.

Audit Committee

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

Compensation Committee

The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. The Compensation Committee is comprised of three non-employee Board members, Messrs. Murray (Chairman), Anderson and Worthey.

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

Based solely on a review of copies of such reports furnished to us and written representation that no other reports were required during the fiscal year ended March 31, 2008, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

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

Summary Compensation Table

The following table sets forth in summary form the compensation received by our named executive officers who consist of the Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer, and our former Chief Financial Officer, former Chief Operating Officer, and former Senior Vice President Engineering during the last two fiscal years.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (A)	All Other Compensation (B)	Total

John Works	2008	$225,000	$22,500	$—	$9,000	$256,500
President & Chief	2007	$150,000	$—	$1,694,000	$—	$1,844,000
Executive Officer and Chief Financial Officer (C)

Richard Kurtenbach	2008	$105,499	$17,500	$94,756	$599	$218,204
Chief Accounting
Officer (D)

Daniel Foley	2008	$78,460	$—	$—	$56,995	$135,455
Chief Financial Officer (E)	2007	$37,500	$—	$2,073,143	$—	$2,110,643

Andrew Casazza	2008	$160,000	$16,000	$—	$6,400	$182,400
Chief Operating	2007	$80,000	$—	$847,947	$—	$927,947
Officer (F)

John Dobitz	2008	$185,000	$68,500	$—	$20,937	$274,437
Senior Vice	2007	$84,792	$50,000	$2,041,920	$29,009	$2,205,721
President (G)

(A)
The amount in this column reflects the total grant date fair value for financial statement reporting purposes for awards granted in the fiscal year ended March 31, 2008, in accordance with FAS 123(R). Please refer to Note 7 of the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2008, which begin on page F-19, for a discussion of the assumptions made in the valuation of the stock option awards.

(B)
For Mr. Works, Mr. Casazza and Mr. Kurtenbach, Other Compensation represents contributions to their respective 401(k) account. For Mr. Foley, Other Compensation represents contributions to 401(k) account ($3,138) and fees for consulting work subsequent to his resignation. For Mr. Dobitz, Other Compensation in Fiscal Year 2008 included contributions to his 401(k) account ($7,400) and payment for accrued vacation as his resignation date ($13,537) and Other Compensation in Fiscal Year 2007 included costs for moving expenses, fees for consulting prior to becoming our employee, an automobile allowance and contributions to his 401(k) account.

(C)	Mr. Works also served as a member of our Board of Directors for no additional compensation.

(D)	Mr. Kurtenbach was appointed our Chief Accounting Officer on August 27, 2007.

(E)	Mr. Foley resigned his position as our Chief Financial Officer the Company on August 31, 2007.

(F)	Mr. Casazza resigned his position as our Chief Operating Officer effective April 30, 2008.

(G)	Mr. Dobitz resigned his position as our Senior Vice President Engineering effective March 31, 2008.

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

On August 3, 2007, we entered into an employment agreement with Richard E. Kurtenbach to become our Chief Accounting Officer. Pursuant to the employment agreement, Mr. Kurtenbach will receive a base salary of $175,000 and a year end bonus to be determined by our Board of Directors. Mr. Kurtenbach began his employment with us on August 27, 2007 and he was granted on that date an option to purchase 450,000 shares of our common stock at an exercise price of $0.45 per share. The options vests annually over a three-year period from the date of grant, and will be exercisable for a term of five years, subject to early termination of Mr. Kurtenbach’s employment with us. In addition, Mr. Kurtenbach is entitled to the coverage or benefits under any and all employee benefit plans maintained by us.

On October 6, 2006, we promoted Andrew Casazza to Chief Operating Officer effective October 3, 2006. In connection with this promotion, on October 23, 2006, we entered into a three-year employment agreement ending on October 31, 2009 with Mr. Casazza for his employment as our Chief Operating Officer. Under Mr. Casazza’s employment agreement, Mr. Casazza was entitled to receive a base salary of $100,000, which was subsequently increased on March 14, 2007 to $160,000 per year. Mr. Casazza was eligible to receive a discretionary bonus for each calendar year during the term and is entitled to the coverage or benefits under any and all employee benefit plans maintained by us. On October 2, 2006, we granted Mr. Casazza an option to purchase 750,000 shares of our common stock at an exercise price of $1.75 per share. Mr. Casazza’s option vested 25% on the date of grant and was to vest 25% on each anniversary date thereafter. Mr. Casazza resigned his position as our Chief Operating Officer effective April 30, 2008.

On October 2, 2006, we entered into an employment agreement with Mr. John Dobitz, to become our Senior Vice President, Engineering. Pursuant to the employment agreement, Mr. Dobitz received a base salary of $185,000, a year end bonus of $50,000, and was granted an option to purchase up to 1,500,000 shares of our common stock at an exercise price of $2.10 per share. The option was to vest annually over a three-year period from the date of grant, and was to be exercisable for a term of five years, subject to early termination of Mr. Dobitz’s employment with us. In addition, Mr. Dobitz was entitled to the coverage or benefits under any and all employee benefit plans maintained by us. Mr. Dobitz resigned his position as our Senior Vice President Engineering effective March 31, 2008.

We entered into an employment agreement, dated January 12, 2007, with Daniel Foley, to become our Chief Financial Officer. Pursuant to the employment agreement, we are obligated to pay Mr. Foley a base salary of $180,000 and a year end bonus to be determined by our Board of Directors, in its absolute discretion. On January 15, 2007, we also granted to Mr. Foley an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $3.19 per share. The option was to vest annually over a three-year period from the date of grant, and was to be exercisable for a term of five years, subject to early termination of Mr. Foley’s employment with us. In addition, Mr. Foley was entitled to the coverage or benefits under any and all employee benefit plans maintained by us. Mr. Foley resigned as our Chief Financial Officer effective August 31, 2007.

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

If we terminate the employment of Mr. Kurtenbach, he would be eligible, under his employment agreement, to receive the following potential payments upon termination. If we terminate the employment of Mr. Kurtenbach without cause or if he resigns for good reason, the applicable officer is entitled to receive (i) his base salary accrued through the date of termination, (ii) any and all accrued vacation and accrued benefits through the date of termination and (iii) his base salary at the rate in effect on the date of notice of termination for a period of six months thereafter.

The following table describes and quantifies certain compensation that would become payable under the existing employment agreements with our executive officers if their employment had been terminated on March 31, 2008 by us without cause or by Mr. Kurtenbach and Mr. Casazza for good reason given each of their compensation and service levels as of such date and, if applicable, based on our closing stock price on that date:

	By Company Without Cause	By Officer for Good Reason
Mr. Works	$56,250	—
Mr. Kurtenbach	$87,500	$87,500
Mr. Casazza (A)	80,000	80,000

(A) Mr. Casazza resigned his position as our Chief Operating Officer effective April 30, 2008. Under the terms of his employment agreement, he was not eligible to receive compensation upon his resignation.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth certain information regarding stock options held by the named executive officers as of March 31, 2008.

	Option Awards
	Number of Securities		Number of Securities Underlying
	Underlying Unexercised Options (#)		Unexercised Options (#) (A)	Option Exercise	Option Expiration
Name	Exercisable		Unexercisable	Price	Date

John Works	—		1,250,000	$.00001	None

Richard Kurtenbach	—		450,000	$.045	8/27/12

John Dobitz	500,000 (B	)

(A)
Mr. Works’ options vest 250,000 shares quarterly for each quarter ended from May 31, 2007 through May 31, 2009. Mr. Kurtenbach’s options vest 150,000 shares annually from August 27, 2008 through August 27, 2011.

(B)
Mr. Dobitz resigned his position as Senior Vice President effective March 31, 2008. In accordance with the terms of the 2006 Stock Option Agreement, Mr. Dobitz was eligible to exercise vested options for a period of one month after resignation. Mr. Dobitz did not exercise any vested options within the requisite one month of the termination of his employment with us.

Director Compensation

We compensated our non-employee Directors during our last fiscal year, which ended March 31, 2008, using a mix of compensation, including: an annual cash retainer, meeting fees and committee chair fees and stock option and restricted stock grants. Directors who are our employees receive no additional compensation for serving on the Board of Directors.

Cash Compensation and Equity Compensation

All non-employee Directors receive $45,000 annual compensation, which is paid quarterly in shares of our common stock and is priced at the fair market value at the end of each fiscal quarter represented by the closing price on the last trading day of the quarter. Each non-employee Director also receives $6,000 per year, plus reasonable out of pocket expenses, to attend board meetings. If a non-employee Director is a member of a committee, he or she receives $4,000 per year for committee meetings. A committee chairman receives $6,000 per year, except an audit committee chairman receives $10,000 per year. Meeting payments are made quarterly and a Director may receive stock in lieu of cash under the 2006 Stock Incentive Plan, which will be computed using the ratio of $1.50 of our common stock for each $1.00 to be paid in cash to the Director. In addition to the above compensation, each non-employee director received in conjunction with his joining the Board a stock grant of 100,000 shares of our common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter.

All non-employee Directors also receive annual stock option grants under our 2006 Stock Incentive Plan. The following table contains information pertaining to the compensation of our non-employee Directors during the year ended March 31, 2008.

Name	Fees Earned Or Paid In Cash	Stock Awards (A)	Option Awards (B)	All Other Compensation	Total

William A. Anderson	$—	$168,000	$6,227	$—	$174,227

Joseph P. McCoy	$—	$177,000	$6,227	$—	$183,227

Patrick M. Murray	$16,000	$147,000	$6,227	$—	$169,227

Myron M. Sheinfeld	$16,000	$147,000	$6,227	$—	$169,227

Mark Worthey	$—	$175,000	$6,227	$—	$175,000

(A)
Stock Awards compensation reflects the grant date fair value as measured in accordance with FAS 123(R). During the fiscal year that ended March 31, 2008, we granted each director 100,000 shares of restricted stock in conjunction with his joining the Board that vested 20% on the date of grant and vests 20% per anniversary date thereafter. In addition to the foregoing restricted stock grant, each director received the following shares of common stock during the last fiscal year as fees for his service on our Board and committees (as the case may be): Mr. Anderson received 166,266 shares; Mr., McCoy received 188,939 shares; Mr. Murray received 113,363 shares; Mr. Sheinfeld received 113,363 shares; and Mr. Worthey received 166,266 shares.

(B)
Option Award compensation reflects the total grant date fair value as measured in accordance with FAS 123(R). On April 20, 2007, we granted Mr. Anderson, Mr. McCoy, Mr. Murray and Mr. Sheinfeld 10,000 stock options each, with an exercise price per share of $1.02, the fair market value of our common stock on the date of grant. The options vest 20% per year on each of the first five anniversary dates of the grant date and are exercisable for a ten-year term. Please refer to Note 7 of the Notes to Financial Statements for a discussion of the assumptions made in the valuation of the stock option awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 7, 2008 there were 115,367,878 shares of common stock outstanding. The following sets forth, as of July 7, 2008, the ownership of our common stock held by each person who beneficially owns more than 5% of our common stock, each of our directors, each executive officer, and all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly and the named person possesses sole voting and sole investment power with respect to all such shares. Shares not outstanding but deemed beneficially owned because a person or a member of a group has a right to acquire them within sixty (60) days after July 7, 2008 are treated as outstanding only when determining the amount and percentage owned by such person or such group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1),(2)	Percent of Common Stock Outstanding (3)
John Works, Director, President, Chief Executive Officer, Secretary and Treasurer (4) 999-18th Street, Suite 3400 Denver, Colorado 80202	3,175,000	2.75%

William A. Anderson, Director (5) 999-18th Street, Suite 3400 Denver, Colorado 80202	331,491	*

Joseph P. McCoy, Director (6) 999-18th Street, Suite 3400 Denver, Colorado 80202	351,423	*

Patrick M. Murray, Director (7) 999-18th Street, Suite 3400 Denver, Colorado 80202	251,653	*

Myron (Mickey) M. Sheinfeld, Director (8) 999-18th Street, Suite 3400 Denver, Colorado 80202	251,653	*

Mark Worthey, Director (9) 999-18th Street, Suite 3400 Denver, Colorado 80202	324,491	*

Richard E. Kurtenbach, Chief Accounting Officer (10) 999-18th Street, Suite 3400 Denver, Colorado 80202	150,000	*

All Executive Officers and Directors as a Group (7 persons)	4,835,711	4.19%

Millennium Global Investments Limited (11) 57-59 St. James Street London, United Kingdom SW1A 1LD	11,647,117	9.64%

RAB Special Situations (Master) Fund Ltd. (12) (13) c/o RAB Capital PLC 1 Adam Street London, United Kingdom WC2N 6LE	10,919,711	9.07%

_______
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

(2)	Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

(3)	Percentages are based on an aggregate 115,367,878 shares issued and outstanding as of July 7, 2008.

(4)
Mr. Works was granted an option to purchase 4,000,000 shares of common stock at an exercise price of $0.00001 per share pursuant to which he has purchased 3,000,000 shares of common stock. Of this total, : Mr. Works does not have beneficial ownership or control of 75,000 shares, which have been previously gifted by Mr. Works. Mr. Works also has beneficial ownership and control over 25,000 shares of common stock that are held by The David Works Family Trust of which he is the trustee and 150,000 shares that are held by trusts for the benefit of his minor children of which he is the trustee. Pursuant to the option, 250,000 shares will become exercisable on August 31, 2008. The number of shares reported as beneficially owned by Mr. Works anticipates his exercise of the 250,000 shares on August 31, 2008. The remaining portion of the unexercised option will vest at a rate of 250,000 shares per completed quarter of service until May 31, 2009. Mr. Works’ options were issued prior to the adoption of our 2006 Stock Incentive Plan.

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

(9)
Mr. Worthey has an option to purchase 10,000 shares of common stock at an exercise price of $1.63 per share, which vest 50% on the first anniversary and 50% on the second anniversary of the date of grant. 100,000 shares held by Mr. Worthey are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(10)
Mr. Kurtenbach has options to purchase 450,000 shares of common stock at an exercise price of $0.45 per share, which vest 33-1/3% on August 27, 2008, 33-1/3% on August 27, 2009, and 33-1/3% on August 27, 2010. The option held by Mr. Kurtenbach is exercisable for 150,000 shares of common stock within the next 60 days.

(11)
Includes 4,735,338 shares of our common stock held by Millennium Global High Yield Fund Limited and 1,578,446 shares of our common stock held by Millennium Global Natural Resources Fund Limited. Joseph Strubel of Millennium Global Investments Limited has voting power and investment control over shares held by Millennium Global Natural Resources Fund Limited and shares held by Millennium Global High Yield Fund Limited. Millennium Global Natural Resources Fund Limited holds warrants to purchase 4,000,000 shares of common stock and Millennium Global High Yield Fund Limited holds warrants to purchase 1,333,333 shares of common stock. Millennium Global Investments Limited has voting and investment authority over the warrants held by Millennium Global Natural Resources Fund Limited and the warrants held by Millennium Global High Yield Fund Limited. The warrants are exercisable at $1.50 per share until March 30, 2012. The holder of these warrants does not have the right to exercise warrants if the holder would beneficially own in excess of 9.99% of the Company’s common stock.

(12)
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

(13)
Based solely on a July 7, 2008 stockholders’ list, no holder other than Millennium Global Investments Limited and RAB Special Situations (Master) Fund Ltd., is shown as beneficially owning of record more than 5% of the Company’s securities, other than the nominee CEDE & Co.

  To the Company’s knowledge, there are no other beneficial holders of more than five percent (5%) of the Company’s common stock other than those persons listed in the foregoing table.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company that are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,431,000	$1.28	8,569,000
Equity compensation plans not approved by security holders (1)	1,250,000	$0.00001	-0-
Total	2,681,000	$0.68	8,569,000

(1) Includes 1,250,000 shares of common stock subject to inducement stock options granted to an executive officer in connection with employment.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions With Related Parties

Pursuant to the employment agreements we have entered into with out executive officers, we have the obligations under those agreements as more fully described in “Executive Compensation” below.

On April 20, 2007, our Board of Directors appointed Messrs. William A. Anderson, Joseph P. McCoy, Patrick M. Murray, and Myron M. Sheinfeld as members of the Board to serve until the next annual meeting of shareholders or their successor is duly elected and qualified. We had no special arrangements, related party transactions, or understandings with the foregoing appointed directors in connection with their appointment to the Board, except that compensation arrangements have been made as follows. On April 20, 2007, each newly appointed director was granted an option to purchase 10,000 shares of our common stock pursuant to our 2006 Stock Incentive Plan. The exercise price of the initial grant was $1.02 per share, the fair market value of our common stock on the date of grant. The option vests 20% (2,000 shares) on each one year anniversary of the date of the initial grant and will be exercisable for a ten-year term. Under our compensation arrangements with our Board, each director will be entitled to receive annual grants of options to purchase 10,000 shares that will be priced at the future grant dates. Each of the directors identified above also received a stock grant of 100,000 shares of the Company’s common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter.

On May 31, 2007, we granted 100,000 shares of our common stock to Mark Worthey with the same vesting terms as the stock received by Messrs. Anderson, McCoy, Murray and Sheinfeld described above. The foregoing stock grant was made to align Mr. Worthey’s stock ownership interests with our other directors. On February 16, 2007, in connection with Mark Worthey’s election to our Board of Directors, we also granted Mr. Worthey an option to purchase 10,000 shares of our common stock pursuant to our 2006 Stock Incentive Plan. The exercise price is $1.63 per share, the fair market value of our common stock on the date of grant. The options vest 50% on the first anniversary date of the grant and 50% on the second anniversary date of the grant, and have a five-year term.

In addition, each of our non-employee directors receives an annual retainer fee of $45,000 payable in shares of our common stock, to be paid quarterly and priced at fair market value at the end of each fiscal quarter. Each of our non-employee directors will also receive $6,000 per year, plus reasonable out of pocket expenses, to attend the quarterly Board meetings. If a non-employee director is a member of a committee, he will receive $4,000 per year and a committee chairman will receive $6,000 per year, except an audit committee chairman will receive $10,000 per year. Cash payments will be made quarterly. A director may receive stock in lieu of cash, which will be computed using the ratio of $1.50 of the Company’s common stock for each $1.00 to be paid in cash to the director. The following table summarizes issuances of common stock pursuant to our Board compensation arrangement in the aggregate:

Date of Issue	Number of Shares Issued	Fair Market Value Per Share at Issue Date
Jun 30, 2007	101,713	$0.73
Sep 30, 2007	181,098	$0.41
Dec 31, 2007	275,001	$0.27
Mar 31, 2008	190,385	$0.39
Jun 30, 2008	239,514	$0.31

Director Independence

Our Board of Directors is comprised of six individuals. We have determined that five of our directors (Messrs. Anderson, McCoy, Murray, Sheinfeld and Worthey) are each an “independent director” as defined under the published listing requirements of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table describes fees for professional audit services rendered by Hein & Associates LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2008 and March 31, 2007 and fees billed for other services rendered by Hein & Associates LLP during the 2008 and 2007 fiscal years.

Type of Fee	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$171,413	$293,295
Audit - Related Fees (2)	36,733	40,740
Tax Fees (3)	21,210	1,660
All Other Fees	-	-
Total	$229,356	$335,695

1.
Audit Fees include the aggregate fees incurred by us for professional services rendered by Hein & Associates LLP for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and 1933 Act filings for the 2008 and 2007 fiscal years

2.
Audit - Related Fees include the aggregate fees incurred by us for professional services rendered by Hein & Associates for their audit of the pre-predecessor revenue and expenses, review of proxy and S-1 Registration Statement, SEC comment letters.

3.	Tax Fees include the aggregate fees incurred by us for professional services rendered by Hein & Associates for tax compliance and tax planning for the 2008 and 2007 fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of Hein & Associates LLP in providing services to us for the fiscal years ended March 31, 2008 and March 31, 2007 and has concluded that such services are compatible with their independence as our auditors. In 2008, 100% of the Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:
(1) Not applicable.
(2) Not applicable.
(3) Exhibits. See Exhibit List following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of July, 2008.

RANCHER ENERGY CORP.

/s/ John Works
John Works, President, Chief Executive Officer, Principal Executive Officer, Director, Secretary, and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Correction (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (4)
4.2	Form of Unit Purchase Agreement (3)
4.3	Form of Warrant Certificate (3)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (5)
4.5	Form of Warrant to Purchase Common Stock (5)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (6)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (7)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (7)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (7)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (7)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (8)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (7)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (7)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (6)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (9)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (9)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (9)
10.13	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (10)
10.14	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (11)
10.15	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (12)
10.16	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (3)
10.17	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (3)
10.18	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (13)
10.19	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (14)
10.20	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (5)

Exhibit	Description
10.21	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (5)
10.22	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (5)
10.23	Form of Convertible Note (15)
10.24	Employment Agreement between Daniel Foley and Rancher Energy Corp., dated January 12, 2007 (16)
10.25	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (17)
10.26	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (18)
10.27	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (19)
10.28	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(20)
10.29	Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (21)
10.30	Term Note made by Rancher Energy Corp. in favor of GasRock Capital LLC, dated October 16, 2007 (21)
10.31	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues from Rancher Energy Corp. to GasRock Capital LLC, dated as of October 16, 2007 (22)
10.32	Security Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (21)
10.33	Conveyance of Overriding Royalty Interest by Rancher Energy Corp. in favor of GasRock Capital LLC, dated as of October 16, 2007 (21)
10.34	ISDA Master Agreement between Rancher Energy Corp. and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.35	Restricted Account and Securities Account Control Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and Wells Fargo Bank, National Association, dated as of October 16, 2007 (21)
10.36	Intercreditor Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.37	First Amendment to Denver Place Office lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated March 6, 2007 (19)
10.38
Carbon Dioxide Sale & Purchase Agreement between Rancher Energy Corp. and ExxonMobil Gas & Power Marketing Company, dated effective as of February 1, 2008 (Certain portions of this agreement have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request). (22)

16.1	Letter from Williams & Webster, P.S. regarding change in certifying accountant (23)
21.1	List of Subsidiaries (18)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer) *
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer) *

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

(23) Incorporated by reference from our Current Report on Form 8-K filed on August 9, 2006.