Form 10-Q
period 2008-06-30
RANCHER ENERGY CORP.
filed 2008-08-14
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-51425

Rancher Energy Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 - 18th Street, Suite 3400
Denver, CO 80202
(Address of principal executive offices)

(303) 629-1125
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 30, 2008, 115,367,878 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

Rancher Energy Corp.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

Rancher Energy Corp.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30, 2008	March 31, 2008

Current assets:
Cash and cash equivalents	$5,199,914	$6,842,365
Accounts receivable and prepaid expenses	1,101,987	1,170,641
Total current assets	6,301,901	8,013,006

Oil and gas properties at cost (successful efforts method):
Unproved	54,051,180	54,058,073
Proved	20,876,225	20,734,143
Less: Accumulated depletion, depreciation and amortization	(1,757,403)	(1,531,619)
Net oil and gas properties	73,170,002	73,260,597

Other assets:
Furniture and equipment net of accumulated depreciation of $251,401 and $204,420, respectively	937,914	997,196
Other assets	1,151,276	1,300,382
Total other assets	2,089,190	2,297,578
Total assets	$81,561,093	$83,571,181

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Balance Sheets

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2008	March 31, 2008

Current liabilities:
Accounts payable and accrued liabilities	$1,037,165	$2,114,204
Accrued oil and gas property costs	250,000	250,000
Asset retirement obligation	366,319	337,685
Note payable, net of unamortized discount of $1,452,742 and $2,527,550, respectively	10,787,258	9,712,450
Derivative liability	1,939,318	590,480
Total current liabilities	14,380,060	13,004,819

Long-term liabilities:
Derivative liability	520,802	246.553
Asset retirement obligation	944,612	922,166
Total long-term liabilities	1,465,414	1,168,719

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, 275,000,000 shares authorized at June 30 and March 31, 2008; 115,367,855 and 114,878,341 shares issued and outstanding at June 30 and March 31, 2008, respectively	1,154	1,150
Additional paid-in capital	92,008,169	91,790,181
Accumulated deficit	(26,293,704)	(22,393,688)
Total stockholders’ equity	65,715,619	69,397,643

Total liabilities and stockholders’ equity	$81,561,093	$83,571,181

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:

Oil and gas sales	$1,898,967	$1,330,479
Losses on derivative activities	(1,895,293)	-
Total revenues	3,674	1,330,479
Operating expenses:
Production taxes	230,283	161,469
Lease operating expenses	623,421	588,233
Depreciation, depletion, and amortization	275,841	331,532
Accretion expense	46,276	45,990
Exploration expense	9,604	41,158
General and administrative	1,048,376	2,539,992
Total operating expenses	2,233,801	3,708,374

Loss from operations	(2,230,127)	(2,377,895)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	-	(1,377,110)
Amortization of deferred financing costs and discount on note payable	(1,309,175)	-
Interest expense	(371,295)	(71,239)
Interest and other income	10,581	48,323
Total other expense	(1,669,889)	(1,400,026)

Net loss	$(3,900,016)	$(3,777,921)

Basic and diluted net loss per share	$(0.03)	$(0.04)

Basic and diluted weighted average shares outstanding	114,966,138	103,734,995

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, March 31, 2008	114,878,341	$1,150	$91,790,181	$(22,393,688)	$69,397,643

Stock issued upon exercise of stock options	250,000	2	-	-	2

Common stock exchanged for services –non-employee directors	239,514	2	100,098	-	100,100

Stock-based compensation	-	-	117,890	-	117,890

Net loss	-	-	-	(3,900,016)	(3,900,016)

Balance, June 30, 2008	115,367,855	$1,154	$92,008,169	$(26,293,704)	$65,715,619

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,900,016)	$(3,777,921)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation, depletion, and amortization	275,841	331,532
Accretion expense	46,276	45,990
Asset retirement obligation	-	(46,665)
Liquidated damages pursuant to registration rights arrangement	-	1,377,110
Imputed interest expense	-	70,552
Amortization of deferred financing costs and discount on note payable	1,309,176	-
Unrealized losses on derivative activities	1,544,814	-
Stock-based compensation expense	117,890	343,133
Services exchanged for common stock – directors	100,100	203,500
Services exchanged for common stock – non-employee	-	112,500
Loss on asset sale	8,525	-
Changes in operating assets and liabilities:
Accounts receivable	(95,771)	(66,168)
Prepaid expenses	164,425	-
Other assets	-	(6,420)
Accounts payable and accrued liabilities	(752,818)	(465,114)
Net cash used for operating activities	(1,181,558)	(1,877,971)

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(189,579)	(95,873)
Proceeds from conveyance of unproved oil and gas properties	-	525,000
Increase in other assets	(158,063)	(476,687)
Net cash used for investing activities	(347,642)	(47,560)

Cash flows from financing activities:
Payment of deferred financing costs	(113,253)	(57,215)
Proceeds from issuance of common stock upon exercise of stock options	2	10
Payment of offering costs	-	(41,356)
Net cash used for financing activities	(113,251)	(98,561)

Decrease in cash and cash equivalents	(1,642,451)	(2,024,092)
Cash and cash equivalents, beginning of period	6,842,365	5,129,883

Cash and cash equivalents, end of period	$5,199,914	$3,105,791

Non-cash investing and financing activities:
Cash paid for interest	$371,280	$-
Payables settled for oil and gas properties	$30,372	$-
Asset retirement asset and obligation	$4,804	$18,473

Rancher Energy Corp.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

Rancher Energy Corp. (“Rancher Energy” or the “Company”) was incorporated in Nevada on February 4, 2004. The Company acquires, explores for, develops and produces oil and natural gas, concentrating on applying secondary and tertiary recovery technology to older, historically productive fields in North America.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Rancher Energy Wyoming, LLC, a Wyoming limited liability company that was formed on April 24, 2007. In management’s opinion, the Company has made all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows. The consolidated financial statements should be read in conjunction with financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred a cumulative net loss of $26.3 million for the period from inception (February 4, 2004) to June 30, 2008, and we have a working capital deficit of approximately $8.1 million as of June 30, 2008. We require significant additional funding to repay the short term debt in the amount of $12.2 million, scheduled to mature on October 31, 2008, and for our planned oil and gas development operations. Our ability to continue the Company as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations, estimates of the fair value of derivative instruments and impairments to unproved property.

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

The Company complies with Statement of Financial Accounting Standards Staff Position No. FAS 19-1, “Accounting for Suspended Well Costs”, (FSP FAS 19-1). The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that no suspended well costs should be impaired.

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

The Company does not hold or issue commodity derivatives for speculative or trading purposes. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its commodity derivatives. It is anticipated, however, that its counterparty will be able to fully satisfy its obligations under the commodity derivatives contracts. The Company does not obtain collateral or other security to support its commodity derivatives contracts subject to credit risk but does monitor the credit standing of the counterparty. Under the terms of the Term Credit Agreement issued in October 2007 the Company was required to hedge a portion of its expected future production, and it entered into a costless collar agreement for a portion of its anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party. The price the Company receives for production in its three fields is indexed to Wyoming Sweet crude oil posted price. The Company has not hedged the basis differential between the NYMEX price and the Wyoming Sweet price.

Derivative losses are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. The table below summarizes the realized and unrealized losses related to our derivative instruments for the three months ended June 30, 2008.

Realized losses on derivative instruments	$350,479
Unrealized losses on derivative instruments	1,544,814
Total realized and unrealized losses recorded	$1,895,293

The Company had no derivative transactions during the same period in 2007.

The Company established the fair value of its derivative instruments using estimates of fair value reported by the counterparty and subsequently evaluated internally using an established index price and other sources.. The actual contribution to future results of operations will be based on the market prices at the time of settlement and may be more or less than the value estimates used at June 30, 2008. The table below summarizes the terms of the Company’s costless collar:

Contract Feature	Contract Term	Total Volume Hedged (Bbls)	Remaining Volume Hedged (Bbls)	Index	Fixed Price ($/Bbl)	Position at June 30, 2008 Due To (From) Company
Put	Nov 07—Oct 08	113,220	74,193	WTI NYMEX	$65.00	-
Call	Nov 07—Oct 08	67,935	44,518	WTI NYMEX	$83.50	$(2,460,120)

Other Significant Accounting Policies

Other accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2008, and are supplemented in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2008. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2008.

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

	Three Months Ended June 30,
	2008	2007
Dilutive	-	-
Anti-dilutive	77,401,402	81,583,550

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation. Such reclassification had no effect on net loss.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  On April 1, 2008, the Company adopted, without material impact on its financial statements, the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Beginning April 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which will include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its consolidated financial statements (see Note 4).

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company’s financial statements April 1, 2008 and the adoption had no material effect on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired, and establishes that acquisition costs will be generally expensed as incurred. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning April 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its future financial reporting.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendments of ARB No. 51.” SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its future financial reporting.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1). FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The Company adopted this interpretation on April 1, 2008 and the adoption of FSP FIN 39-1 had no material effect on its financial position or results of operations.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which amends SFAS No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS No. 133’s scope or accounting. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its future financial reporting.

In March 2008, the FASB, affirmed the consensus of FSP APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a ''net settlement feature’’; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-a requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer’s nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-a is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact adoption of FSP APB 14-a may have on its consolidated financial statements.

Note 2—Oil and Gas Properties

Acquisitions

In December 2006 and January 2007, the Company purchased oil and gas properties in Wyoming’s Powder River Basin area, consisting of the Cole Creek South Field, the South Glenrock B Field and the Big Muddy Field. The total purchase price for the three fields was $71.8 million plus acquisition and closing costs of $1.6 million. The Company’s business plan includes the injection of CO2 into its three oil fields and the Company has entered into two separate CO2 agreements as more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The Company’s oil and gas properties are summarized in the following table:

	June 30,	March 31,
	2008	2008
Proved properties	$20,876,225	$20,734,143

Unimproved properties excluded from DD&A	53,677,400	53,655,471
Equipment and other	373,780	402,602
Subtotal Unevaluated Properties	54,051,180	54,058,073
Total oil and gas properties	74,927,405	74,792,216
Less accumulated depletion, depreciation, amortization and impairment	(1,757,403)	(1,531,619)
	$73,170,002	$73,260,597

Impairment of Unproved Properties

The Company has recorded no impairment of unproved properties in the three months ended June 30, 2008 or 2007.

Financing Letter of Intent

In April 2008 the Company executed a non-binding letter of intent with an experienced industry operator (the “Industry Operator”) under which the Industry Operator will spend up to $83.5 million to earn up to a 55% working interest in the Company’s three fields in the Powder River Basin - the Big Muddy, Cole Creek South, and South Glenrock B. The earn-in period is expected to be three years, or less depending on the requirements of the development plan. Upon the closing, the Industry Operator will provide $12,240,000 of the funds to retire the Short Term Note Payable (Note 5) and the remainder of the funds will be utilized primarily for the development of the Company’s CO2 enhanced oil recovery (EOR) project in its three fields. On July 25, 2008, the Company entered into an amendment to the letter of intent originally executed with industry partners on April 21, 2008, that waived the provisions restricting us from entering into negotiations with other parties for the disposition or financing of all or a part of the properties covered by the letter of intent. Negotiations are ongoing with the Industry Operator.

Note 3 – Asset Retirement Obligations

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

The Company’s estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised, as appropriate. The credit-adjusted risk-free rate used to discount the Company’s abandonment liabilities was 13.1%. Revisions to the liability result from changes in estimated abandonment costs, and changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

A reconciliation of the Company’s asset retirement obligation liability during the three months ended June 30 is as follows:

	2008	2007
Balance, April 1	$1,259,851	$1,221,567
Liabilities incurred	7,916	18,473
Liabilities settled	-	(46,665)
Changes in estimates	(3,112)	-
Accretion expense	46,276	45,990
Balance, June 30	$1,310,931	$1,239,365

Current	$366,319	$175,187
Long-term	944,612	1,064,178

	$1,310,931	$1,239,365

NOTE 4 — Fair Value Measurements

On April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1: Quoted prices are available in active markets for identical assets or liabilities;
•	Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
•	Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets	$—	$—	$—
Liabilities:
Derivative instrument	$—	$—	$2,460,120

The Company’s sole derivative financial instrument is a participating cap costless collar agreement. The fair value of the costless collar agreement is determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	Derivatives	Total
Balance as of April 1, 2008	$(837,033)	$(837,033)
Total losses (realized or unrealized):
Included in earnings	(1,895,293)	(1,895,293)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	272,206	272,206 50,479
Transfers in and out of Level 3	—	—

Balance as of June 30, 2008	$(2,460,120)	$(2,460,120)

Change in unrealized losses included in earnings relating to derivatives still held as of June 30, 2008	$(2,460,120)	$(2,460,120)

Note 5 – Short-term Note Payable

On October 16, 2007, the Company borrowed $12,240,000 pursuant to a Term Credit Agreement with a financial institution (the Lender), resulting in net proceeds of $11,622,800 after the deduction of the Lender’s fees, expenses, and three months of interest to be held in escrow. In addition, the Company incurred approximately $390,000 in investment banking, legal, and other fees and expenses in connection with the transaction. The Company capitalized costs associated with the issuance of the Note Payable as deferred financing costs. Amortization of the deferred financing costs in the amount of $234,367 is included in amortization of deferred financing costs for the three months ended June 30, 2008.

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

The Company’s obligations under the Credit Agreement are collateralized by a first priority security interest in its properties and assets, including all rights under oil and gas leases in its three producing oil fields in the Powder River Basin of Wyoming and all of its equipment on those properties. The Company also granted the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company’s working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimates that the fair value of the ORRI granted to the Lender is approximately $4,500,000 and has recorded this amount as a discount to the Note Payable and as a decrease of oil and gas properties. Amortization of the discount based upon the effective interest method in the amount of $1,074,808 is included in amortization of deferred financing costs for the three months ended June 30, 2008. As long as any of its obligations remain outstanding under the Credit Agreement, the Company will be required to grant the same ORRI to the Lender on any new working interests acquired after closing. Prior to the Maturity Date, the Company may re-acquire 50% of the ORRI granted to the Lender at a repurchase price calculated to ensure that total payments by the Company to the Lender of principal, interest, ORRI revenues, and ORRI repurchase price will equal 120% of the loan amount.

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

The Company is subject to various restrictive covenants under the Credit Agreement, including limitations on its ability to sell properties and assets, pay dividends, extend credit, amend material contracts, incur indebtedness, provide guarantees, effect mergers or acquisitions (other than to change its state of incorporation), cancel claims, create liens, create subsidiaries, amend its formation documents, make investments, enter into transactions with its affiliates, and enter into swap agreements. The Company must maintain (a) a current ratio of at least 1.0 (excluding from the calculation of current liabilities any loans outstanding under the Credit Agreement) and (b) a loan-to-value ratio greater than 1.0 to 1.0 for the term of the loan. As of June 30, 2008, the Company is in compliance with all covenants under the Credit Agreement.

Note 6 – Income Taxes

As of June 30, 2008, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

The Company is subject to United States federal income tax and income tax from multiple state jurisdictions. Currently, the Internal Revenue Service is not reviewing any of the Company’s federal income tax returns, and agencies in states where the Company conducts business are not reviewing any of the Company’s state income tax returns. All tax years remain subject to examination by tax authorities, including for the period from February 4, 2004 through March 31, 2008.

Note 7—Common Stock

The Company’s capital stock as of June 30, 2008 and 2007 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share.

Issuance of Common Stock

For the Three Months Ended June 30, 2008

During the three months ended June 30, 2008, the Company issued common stock as follows:

-	250,000 shares to an officer of the Company upon the exercise of stock options;

-	239,514 shares to directors of the Company in exchange for services;

Note 8—Share-Based Compensation

Chief Executive Officer (CEO) Options

During the three months ended June 30, 2008, the Company’s CEO exercised options to acquire 250,000 shares of common stock, for a cumulative exercise price of $2.50 ($0.00001/share), received in cash by the Company.

2006 Stock Incentive Plan

There were no options to purchase shares of common stock granted during the three months ended June 30, 2008. During the three months ended June 30, 2008, options to purchase 850,000 shares of common stock granted to employees expired. The options had exercise prices of $1.18 to $1.75.

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2008 was approximately $136,000 which the Company expects to recognize over 3.8 years. As of June 30, 2008 there were 581,000 options outstanding under the 2006 Stock Incentive Plan and 9,419,000 options are available for issuance.

Restricted Stock Award

On April 20, 2007, four new members were appointed to our Board of Directors. Each newly appointed director received a stock grant of 100,000 shares of the Company’s common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter. On May 31, 2007, the remaining independent Board member not covered by the April 20, 2007 award received a stock grant of 100,000 shares of the Company’s common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter. Total estimated unrecognized compensation cost from unvested restricted stock as of June 30, 2008 was approximately $284,350 which the Company expects to recognize over 2.9 years.

On May 22, 2007, the Company issued 400,000 shares of common stock to the four new board members, and on June 26, 2007, the Company issued 100,000 shares of common stock to the remaining independent Board member. Pursuant to the vesting discussed above, for the three months ended June 30, 2008, $25,850 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital.

Board of Director Fees

On April 20, 2007, the Board of Directors approved a resolution whereby members may receive stock in lieu of cash for Board meeting fees, Committee meeting fees and Committee Chairman fees.

For the three months ended June 30, 2008, board members elected to receive 239,514 shares of common stock, respectively, in lieu cash, valued at $0.31 per share, the closing price of the Company’s stock on the date of grant. Total compensation for the three months ended June 30, 2008, of $74,250 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital.

Note 9—Subsequent Events

On August 7, 2008, the Company retained Growth Capital Partners, L.P. as the Company’s financial advisor to consider strategic alternatives, including the possible sale of the Company. Growth Capital Partners will assist the Company in exploring various sale, financing and other alternatives. The process may take several months, and may not result in any transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are “forward-looking statements”, as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

•	business strategy;
•	ability to complete a sale of the Company, all or a significant portion of its assets or financing or other strategic alternatives;
•	ability to obtain the financial resources to repay secured debt and to conduct the EOR projects;
•	water availability and waterflood production targets;
•	carbon dioxide (CO2) availability, deliverability, and tertiary production targets;
•	construction of surface facilities for waterflood and CO2 operations and a CO2 pipeline;
•	inventories, projects, and programs;
•	other anticipated capital expenditures and budgets;
•	future cash flows and borrowings;
•	the availability and terms of financing;
•	oil reserves;
•	reservoir response to water and CO2 injection;
•	ability to obtain permits and governmental approvals;
•	technology;
•	financial strategy;
•	realized oil prices;
•	production;
•	lease operating expenses, general and administrative costs, and finding and development costs;
•	availability and costs of drilling rigs and field services;
•	future operating results;
•	plans, objectives, expectations, and intentions; and
•	terms of and ability to close the proposed letter of intent financing arrangement.

These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other sections of this Quarterly Report on Form 10-Q. Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Organization

Rancher Energy is an independent energy company which explores for and develops, produces, and markets oil and gas in North America. Prior to April 2006, Rancher Energy, formerly known as Metalex Resources, Inc. (“Metalex”), was engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006, stockholders voted to change the name to Rancher Energy Corp. We operate three fields in the Powder River Basin, Wyoming, which is located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, are the South Glenrock B Field, the Big Muddy Field, and the Cole Creek South Field. All three fields currently produce some oil and are waterflood or CO2 tertiary recovery candidates. We plan to substantially increase production in our fields by using waterflood, CO 2 injection and other enhanced oil recovery (EOR) techniques. To fund the acquisition of the three fields and our operating expenses, from June 2006 through January 2007, we sold $89.3 million of our securities in two private placements. In December 2006, we also entered into an agreement with Anadarko Petroleum Corporation to supply us with CO2 needed to conduct CO2 tertiary recovery operations in our three fields. In February 2008, we entered into a Carbon Dioxide Sale and Purchase Agreement with ExxonMobil Gas and Power Marketing (ExxonMobil), a division of ExxonMobil Corporation, to supply additional CO2 to the three fields. We are seeking financing or strategic joint venture partners to enable us to construct a pipeline to deliver CO2 to our fields and to drill additional wells and construct necessary infrastructure improvements in order to implement Enhanced Oil Recovery (EOR) techniques.

Outlook for the Coming Year

The following summarizes our goals and objectives for the next twelve months:

●
In conjunction with the recently retained financial advisor, explore various sale, and other strategic financing alternatives to refinance or repay the debt due in October 2008 and to provide funding for a CO2 pipeline and our EOR development plan for our three fields;

●	Maintain and enhance crude oil production from our existing wells;

●	Initiate development activities in our fields.

Our plans for EOR development of our oil fields are dependent on our obtaining substantial additional funding. In October 2007 we raised approximately $12.2 million in short-term debt financing to enhance production and provide cash reserves. While we had intended to raise a long-term debt financing in 2007 to further our waterflood and CO2 EOR plans, weakness in the capital market conditions contributed to our change in strategy to raise the short-term financing first, followed by either long-term debt financing, or a strategic partnering arrangement with experienced industry partners. The raising of future funding is dependent on many factors, some of which are outside our control and are not assured. One major factor is the level of and projected trends in oil prices, which we cannot protect against by using hedging at this time.

We entered into a letter of intent in April 2008 with two experienced industry operators (the “industry partners”) under which one partner will earn up to a 55% working interest in out three fields by investing up to $83.5 million in our CO2 enhanced oil recovery (EOR) program the three fields and the other partner will build, own and operate a pipeline to transport CO2 to our fields. We continue to negotiate the terms of a definitive agreement, but there is no assurance that we will be successful in these negotiations and in closing the transaction. Under the terms of the letter of intent, because the parties had not entered into a definitive agreement by June 30, 2008, either party may terminate the letter of intent upon ten days notice. If we are not successful in consummating a transaction with an industry partner, we will need to obtain other sources of financing. On July 25, 2008, we entered into an amendment to the letter of intent with the industry partners that waived the provisions restricting us from entering into negotiations with other parties for the disposition or financing of all of part of the properties covered by the letter of intent.

On August 7, 2008, the Company retained Growth Capital Partners, L.P. as the Company’s financial advisor to consider strategic alternatives, including the possible sale of the Company. Growth Capital Partners will assist the Company in exploring various sale, financing and other alternatives. The process is expected to take several months, and there is no assurance that any such transaction will be completed. If we are not successful in completing a transaction, we will need to obtain other sources of financing.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months June 30, 2007.

The following is a comparative summary of our results of operations:

	Three Months Ended June 30,
	2008	2007
Revenues:
Oil production (in barrels)	16,083	22,434
Net oil price (per barrel)	$118.07	$59.31
Oil sales	$1,898,967	$1,330,479
Losses on derivative activities	(1,895,293)	—
Total revenues	3,674	1,330,479

Operating expenses:
Production taxes	230,283	161,469
Lease operating expenses	623,421	588,233
Depreciation, depletion, amortization and accretion	275,841	331,532
Accretion expense	46,276	45,990
Exploration expense	9,604	41,158
General and administrative expense	1,048,376	2,539,992
Total operating expenses	2,233,801	3,708,374

Loss from operations	(2,230,127)	(2,377,895)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	-	(1,377,110)
Interest expense and financing costs	(1,680,470)	(71,239)
Interest and other income	10,581	48,323
Total other income (expense)	(1,669,889)	(1,400,026)

Net loss	$(3,900,016)	$(3,777,921)

Overview. For the three months ended June 30, 2008, we reported a net loss of $3,900,016, or $0.03 per basic and fully-diluted share, compared to a net loss of $3,777,921~~,~~ or $0.04 per basic and fully-diluted share, for the corresponding three months of 2007. Discussions of individually significant period to period variances follow.

Revenue, production taxes, and lease operating expenses. For the three months ended June 30, 2008, we recorded crude oil sales of $1,898,967 on 16,083 barrels of oil at an average price of $118.07, as compared to revenues of $1,330,479 on 22,434 barrels of oil at an average price of $59.31 per barrel in 2007. The year-to-year variance reflects a volume variance of $(749,881) and a price variance of  $1,318,370. The decreased volume in 2008 reflects mechanical production problems resulting in the loss of several producing wells and curtailed production from other wells while flowline repairs were carried out, coupled with overall production decline from year to year. Production taxes (including ad valorem taxes) of $230,283 in 2008 as compared to $161,469 in 2007, remained constant at 12% of crude oil sales revenues. Lease operating expenses increased to $623,421 ($38.76/bbl) in 2008 as compared to $588,233 ($26.22/bbl). The per barrel increase in 2008 compared to 2007 reflects costs incurred on repair and maintenance of flowlines and efforts carried out to slow and eventually reverse the production decline experienced during the winter and spring months.

Losses on risk management activities. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the three months ended June 30, 2008 we recorded total losses on the derivative activities of $1,895,293, comprised of $350,479 of realized losses and $1,544,814 of unrealized losses.

Depreciation, depletion, amortization and accretion. For the three months ended June 30, 2008, we reflected depreciation, depletion, and amortization of $275,841 ($225,784, $17.15/bbl, related to oil and gas properties, and $50,057 related to other assets) as compared to $331,532 ($300,506, $14.78/bbl related to oil and gas properties, and $31,026 related to other assets) for the corresponding three months ended June 30, 2007. The year to year increase in dollars per barrel primarily reflects the increased base of proved property costs being amortized in 2008 as compared to 2007.

General and administrative expense. For the three months ended June 30, 2008, we reflected general and administrative expenses of $1,048,376 as compared to $2,539,992 for the corresponding three months ended June 30, 2007. The decrease reflects a general lower level of activity in 2008 compared to 2007 and staff reductions carried out in March and April of 2008. As of June 30, 2008 we had six employees in the corporate office and three in the field office in Wyoming as compared to nineteen and five, respectively, as of June 30, 2007. Salaries and benefit costs for the three months ended June 30, 2008 were $404,000 as compared to $720,000 for the same period in 2007. Stock based compensation expense was reduced to $118,000 in 2008 as compared to $343,000 in 2007 reflecting the expiration of stock options to terminated employees. In addition to personnel related cost reductions we implemented cost saving measures in several other cost categories including: 1) lower accounting and financial reporting contractor fees of $58,000 in 2008 compared to $179,000 in 2007; 2) lower travel and entertainment costs of $20,000 in 2008 compared to $94,000 in 2007; 3) lower legal fees of $62,000 in 2008 compared to $192,000 in 2007; and 4) lower recruiting fees of zero in 2008 compared to $221,000 in 2007.

Interest expense and financing costs. For the three months ended June 30, 2008, we reflected interest expense and financing costs of $1,680,470 as compared to $71,239 for the corresponding three months ended June 30, 2007. The 2008 amount is comprised of interest paid on the Note Payable issued in October 2007 of $371,295, and amortization of deferred financing costs and discount on Note Payable of $1,309,175. The interest expense in 2007 consisted of imputed interest on registration rights payments.

Liquidity and Capital Resources

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2008 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $26.3 million for the period from inception (February 4, 2004) to June 30, 2008 and have a working capital deficit of approximately $8.1 million as of June 30, 2008 and have short term debt in the amount of $12.2 million scheduled to mature on October 31, 2008. We require significant additional funding to repay the short term debt and sustain our operations for our planned EOR operations. Our ability to continue the Company as a going concern is dependent upon our ability to obtain additional funding in order to pay our short term debt and finance our planned operations.

Our primary source of liquidity to meet operating expenses and fund capital expenditures is our access to debt and equity markets. The debt and equity markets, public, private, and institutional, have been our principal source of capital used to finance a significant amount of growth, including acquisitions. We will need substantial additional funding to pursue our business plan.

In October 2007, we issued $12,240,000 of short term debt the proceeds of which were intended to enhance our existing production and to provide cash reserves for operations. The debt matures in October 2008 and as part of the loan, we granted to the lender a mortgage on our interests in three fields and our other assets. We had planned to secure longer term fixed rate financing to repay the short term debt and to commence our EOR development activities in the three fields of the Powder River Basin; however, due to difficulties in the capital debt markets, we have been unable to secure such financing. We do not have cash available to repay this loan. We plan to refinance this loan and borrow additional funds to pursue our business strategy. If we are not successful in repaying this debt within the term of the loan, or default under the terms of the loan, the lender will be able to foreclose one or more of our three properties and other assets and we could lose the properties. A foreclosure could significantly reduce or eliminate our property interests, or force us to alter our business strategy, which could involve the sale of properties or working interests in the properties and adversely affect our results of operations and financial condition.

In April 2008 we entered into a letter of intent with two perspective industry partners for them to invest up to $83.5 million (including $12.2 million up front to retire our short term debt), and to earn up to 55% working interest in our fields. It also calls for them to build, own and operate a 132 mile CO2 pipeline to deliver CO2 to our fields. We are continuing negotiations with them but there is no assurance that we will be successful in closing the transaction. Under the terms of the letter of intent, if the parties have not entered into a definitive agreement by June 30, 2008, either party may terminate the letter of intent upon ten days notice. In July 2008 we and the industry partners amended the letter of intent to waive the provisions restricting us from entering into negotiations with other parties for the disposition or financing of all of part of the properties covered by the letter of intent. If we are not successful in consummating this transaction, we will need to make other financing arrangements to carry out our EOR business strategy.

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

On August 7, 2008, the Company retained Growth Capital Partners, L.P. as the Company’s financial advisor to consider strategic alternatives, including the possible sale of the Company. Growth Capital Partners will assist the Company in exploring various sale, financing and other alternatives. The process may take several months. If we are not successful in completing a transaction, we will need to obtain other sources of financing.

Cash Flows

The following is a summary of Rancher Energy’s comparative cash flows:

	For the Three Months Ended June 30,
	2008	2007
Cash flows from:
Operating activities	$(1,181,558)	$(1,877,791)
Investing activities	$(347,642)	$(47,560)
Financing activities	$(113,250)	$(98,561)

Cash flows used for operating activities decreased slightly as a result of lower general and administrative expenses as discussed above, partially offset by payments to settle derivative activity losses and interest expense incurred in connection with the October 2007 short term financing.

Cash flows used for investing activities increased in the 2008 period compared to the 2007 period primarily reflecting the lack of proceeds from the conveyance of unproved oil and gas properties in 2008 as compared to the 2007 period when we recorded such proceeds in the amount of $525,000.

Off-Balance Sheet Arrangements

Under the terms of the Term Credit Agreement entered into in October 2007 we were required to hedge a portion of our expected production and we entered into a costless collar agreement for a portion of our anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. During the three months ended June 30, 2008 we reflected realized losses of $350,479 and unrealized losses of $1,544,814 from the hedging activity.

We have no other off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the three months ended June 30, 2008.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified a material weakness in our internal control over financial reporting. The material weakness involved inadequate segregation of duties within our Accounting Department due to an insufficient complement of staff and inadequate management oversight. Specifically the weakness involved the creation of journal entries and note disclosures without adequate independent review and authorization. As a result of this material weakness, we concluded as of March 31, 2008 and as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2008, pursuant to our compensation arrangement with our non-employee directors, we issued 239,514 shares of our common stock in the aggregate under our 2006 Stock Incentive Plan to our non-employee directors for their service on our Board of Directors and for attending board and committee meetings, as the case may be. More specifically, we issued to the following directors the shares specified: (i) William A. Anderson, 53,225 shares; (ii) Joseph P. McCoy, 60,484 shares; (iii) Patrick M. Murray, 36,290 shares; (iv) Myron M. Sheinfeld, 36,290 shares, and (v) Mark Worthey, 53,225 shares. The foregoing issuances were made pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Correction (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (4)
4.2	Form of Unit Purchase Agreement (3)
4.3	Form of Warrant Certificate (3)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (5)
4.5	Form of Warrant to Purchase Common Stock (5)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (6)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (7)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (7)
10.4	Loan Agreement between Enerex Capital Corp. and Rancher Energy Corp., dated June 6, 2006 (7)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (7)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (8)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (7)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (7)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (6)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson & Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (9)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (9)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (9)
10.13	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (10)
10.14	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (11)
10.15	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (12)
10.16	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (3)
10.17	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (3)
10.18	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (13)
10.19	Amendment to Purchase and Sale Agreement between Nielson & Associates, Inc. and Rancher Energy Corp. (14)
10.20	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (5)
10.21	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (5)
10.22	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (5)
10.23	Form of Convertible Note (15)

Exhibit	Description
10.24	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.25	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (17)
10.26	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (18)
10.27	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(19)
10.28	Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (20)
10.29	Term Note made by Rancher Energy Corp. in favor of GasRock Capital LLC, dated October 16, 2007 (20)
10.30	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues from Rancher Energy Corp. to GasRock Capital LLC, dated as of October 16, 2007 (20)
10.31	Security Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (20)
10.32	Conveyance of Overriding Royalty Interest by Rancher Energy Corp. in favor of GasRock Capital LLC, dated as of October 16, 2007 (20)
10.33	ISDA Master Agreement between Rancher Energy Corp. and BP Corporation North America Inc., dated as of October 16, 2007 (20)
10.34	Restricted Account and Securities Account Control Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and Wells Fargo Bank, National Association, dated as of October 16, 2007 (20)
10.35	Intercreditor Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and BP Corporation North America Inc., dated as of October 16, 2007 (20)
10.36	First Amendment to Denver Place Office lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated March 6, 2007 (18)
10.37
Carbon Dioxide Sale & Purchase Agreement between Rancher Energy Corp. and ExxonMobil Gas & Power Marketing Company, dated effective as of February 1, 2008 (Certain portions of this agreement have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request). (21)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007.

(2)	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006.

(4)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004.

(5)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q/A filed on August 28, 2006.

(7)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K/A filed on November 14, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K filed on January 25, 2007.

(17)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007.

(19)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007.

(20)	Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007.

(21)	Incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.
(Registrant)

Dated: August 14, 2008	By:	/s/ John Works
John Works President, Chief Executive Officer, Chief
Financial Officer, Secretary and Treasurer (Principal
Executive Officer)

Dated: August 14, 2008	By:	/s/ Richard Kurtenbach
Richard E. Kurtenbach
Chief Accounting Officer (Principal Accounting
Officer)