Form 10-Q
period 2008-09-30
RANCHER ENERGY CORP.
filed 2008-11-13
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 10, 2008, 116,112,878 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

Rancher Energy Corp.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

Rancher Energy Corp.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30, 2008	March 31, 2008

Current assets:
Cash and cash equivalents	$5,141,371	$6,842,365
Accounts receivable and prepaid expenses	1,000,029	1,170,641
Total current assets	6,141,400	8,013,006

Oil and gas properties at cost (successful efforts method):
Unproved	54,054,852	54,058,073
Proved	20,920,412	20,734,143
Less: Accumulated depletion, depreciation, amortization and impairment	(8,810,672)	(1,531,619)
Net oil and gas properties	66,164,592	73,260,597

Other assets:
Furniture and equipment net of accumulated depreciation of $288,107 and $204,420, respectively	863,643	997,196
Other assets	903,630	1,300,382
Total other assets	1,767,273	2,297,578
Total assets	$74,073,265	$83,571,181

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Balance Sheets

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2008	March 31, 2008

Current liabilities:
Accounts payable and accrued liabilities	$1,229,472	$2,114,204
Accrued oil and gas property costs	250,000	250,000
Asset retirement obligation	360,638	337,685
Note payable, net of unamortized discount of $366,123 and $2,527,550, respectively	11,873,877	9,712,450
Derivative liability	713,063	590,480
Total current liabilities	14,427,050	13,004,819

Long-term liabilities:
Derivative liability	55,158	246,553
Asset retirement obligation	974,311	922,166
Total long-term liabilities	1,029,469	1,168,719

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.00001 par value, 275,000,000 shares authorized at September 30 and June 30, 2008; 116,112,855 and 114,878,341 shares issued and outstanding at September 30 and March 31, 2008, respectively	1,162	1,150
Additional paid-in capital	92,226,152	91,790,181
Accumulated deficit	(33,610,568)	(22,393,688)
Total stockholders’ equity	58,616,746	69,397,643

Total liabilities and stockholders’ equity	$74,073,265	$83,571,181

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
Revenues:	2008	2007

Oil and gas sales	$1,995,901	$1,650,628
Gains on derivative activities, net	1,305,551	-
Total revenues	3,301,452	1,650,628
Operating expenses:
Production taxes	243,366	201,182
Lease operating expenses	549,441	691,429
Depreciation, depletion, and amortization	301,708	368,724
Accretion expense	30,835	31,618
Impairment of unproved properties	6,800,000	-
Exploration expense	-	89,668
General and administrative	959,777	1,513,100
Total operating expenses	8,885,127	2,895,721
Loss from operations	(5,583,675)	(1,245,093)
Other income (expense):
Liquidated damages pursuant to registration rights arrangement	-	(1,268,283)
Amortization of deferred financing costs and discount on note payable	(1,366,527)	(99,254)
Interest expense	(375,399)	(41,941)
Interest and other income	8,737	25,541
Total other expense	(1,733,189)	(1,383,937)
Net loss	$(7,316,864)	$(2,629,030)
Basic and diluted net loss per share	$(0.06)	$(0.02)
Basic and diluted weighted average shares outstanding	115,457,475	108,018,888

The accompanying notes are an integral part of these financial statements

Rancher Energy Corp.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended September 30,
Revenues:	2008	2007

Oil and gas sales	$3,894,869	$2,981,107
Losses on derivative activities, net	(589,743)	-
Total revenues	3,305,126	2,981,107
Operating expenses:
Production taxes	473,649	362,651
Lease operating expenses	1,172,863	1,279,661
Depreciation, depletion, and amortization	577,549	700,256
Accretion expense	77,111	77,608
Impairment of unproved properties	6,800,000	-
Exploration expense	9,602	130,829
General and administrative	2,008,154	4,053,091
Total operating expenses	11,118,928	6,604,096
Loss from operations	(7,813,802)	(3,622,989)
Other income (expense):
Liquidated damages pursuant to registration rights arrangement	-	(2,645,393)
Amortization of deferred financing costs and discount on note payable	(2,675,702)	(99,254)
Interest expense	(746,694)	(113,180)
Interest and other income	19,318	73,865
Total other expense	(3,403,078)	(2,783,962)
Net loss	$(11,216,880)	$(6,406,951)
Basic and diluted net loss per share	$(0. 10)	$(0.06)
Basic and diluted weighted average shares outstanding	115,213,149	105,888,646

The accompanying notes are an integral part of these financial statements

Rancher Energy Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, March 31, 2008	114,878,341	$1,150	$91,790,181	$(22,393,688)	$69,397,643

Stock issued upon exercise of stock options	500,000	5	-	-	5

Restricted stock awards	-	-	51,700	-	51,700

Common stock exchanged for services–non-employee directors	734,514	7	148,493	-	148,500

Stock-based compensation	-	-	235,778	-	235,778

Net loss	-	-	-	(11,216,880)	(11,216,880)

Balance, September 30, 2008	116,112,855	$1,162	$92,226,152	$(33,610,568)	$58,616,746

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,216,880)	$(6,406,951)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation, depletion, and amortization	577,549	700,256
Impairment of unproved properties	6,800,000	-
Accretion expense	77,111	77,608
Asset retirement obligation settlements	(32,657)	(46,665)
Liquidated damages pursuant to registration rights arrangement	-	2,645,393
Imputed interest expense	-	112,488
Amortization of deferred financing costs and discount on note payable	2,675,703	-
Unrealized gains on derivative activities	(60,165)	-
Stock-based compensation expense	235,778	570,034
Services exchanged for common stock - directors	200,200	303,592
Services exchanged for common stock – non-employee	-	112,500
Loss on asset sale	35,797	-
Changes in operating assets and liabilities:
Accounts receivable	(30,909)	(179,320)
Prepaid expenses	201,520	(49,857)
Other assets	-	6,416
Accounts payable and accrued liabilities	(630,323)	298,929
Net cash used for operating activities	(1,167,276)	(1,855,577)

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(199,882)	(1,466,291)
Proceeds from conveyance of unproved oil and gas properties	-	491,500
Increase in other assets	(232,363)	(619,144)
Net cash used for investing activities	(432,245)	(1,593,935)

Cash flows from financing activities:
Payment of deferred financing costs	(101,478)	(1,951)
Proceeds from issuance of common stock upon exercise of stock options	5	12
Payment of offering costs	-	(234,012)
Net cash used for financing activities	(101,473)	(235,951)

Decrease in cash and cash equivalents	(1,700,994)	(3,685,463)
Cash and cash equivalents, beginning of period	6,842,365	5,129,883

Cash and cash equivalents, end of period	$5,141,371	$1,444,420

Supplemental schedule of additional cash flow information and non-cash investing and financing activities:
Cash paid for interest	$746,640	$-
Payables settled for oil and gas properties	$47,478	$41,867
Asset retirement asset and obligation	$30,644	$18,473
Common stock issued on payment of liquidated damages pursuant to registration rights arrangement	$-	$4,235,787

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, Rancher Energy Wyoming, LLC, a Wyoming limited liability company that was formed on April 24, 2007. In management’s opinion, the Company has made all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows. The consolidated financial statements should be read in conjunction with financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred a cumulative net loss of $33.6 million for the period from inception (February 4, 2004) to September 30, 2008, and it has a working capital deficit of approximately $8.3 million as of September 30, 2008. Subsequent to September 30, 2008, the Company made a principal payment on its short term debt, scheduled to mature on October 31, 2008, and extended the maturity of the remaining $10,000,000 balance until April 30, 2009. The Company will require significant additional funding to repay this debt on the new maturity date, and for its planned oil and gas development operations. The Company’s ability to continue the Company as a going concern is dependent upon its ability to obtain additional funding in order to finance its planned operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include oil and gas reserve quantities that provide the basis for calculations of depletion, depreciation, and amortization (DD&A), and impairment, timing and costs associated with asset retirement obligations, and estimates of the fair value of derivative instruments, each of which represents a significant component of the financial statements.

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

The Company complies with Statement of Financial Accounting Standards Staff Position No. FAS 19-1, “Accounting for Suspended Well Costs” (FSP FAS 19-1). The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that no suspended well costs should be impaired.

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. For the six months ended September 30, 2008 the Company recognized impairment of unproved properties of $6,800,000, representing the excess of the carrying value over the estimated realizable value of such property.

Capitalized Interest

The Company’s policy is to capitalize interest costs to oil and gas properties on expenditures made in connection with exploration, development and construction projects that are not subject to current DD&A and that require greater than six months to be readied for their intended use (“qualifying projects”). Interest is capitalized only for the period that such activities are in progress. To date, the Company has had no such qualifying projects during periods when interest expense has been incurred. Accordingly, the Company has recorded no capitalized interest.

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

The Company does not hold or issue commodity derivatives for speculative or trading purposes. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its commodity derivatives. It is anticipated, however, that its counterparty will be able to fully satisfy its obligations under the commodity derivatives contracts. The Company does not obtain collateral or other security to support its commodity derivatives contracts subject to credit risk but does monitor the credit standing of the counterparty. The price the Company receives for production in its three fields is indexed to Wyoming Sweet crude oil posted price. The Company has not hedged the basis differential between the NYMEX price and the Wyoming Sweet price. Under the terms of the Company’s Term Credit Agreement entered into during October 2007 it was required to hedge a portion of its expected future production, and it entered into a costless collar agreement for a portion of its anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party.

The table below summarizes the realized and unrealized losses related to the Company’s derivative instruments for the three and six months ended September 30, 2008.

	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008
Realized losses on derivative instruments	$(299,428)	$(649,908)
Unrealized gains (losses) on derivative instruments	1,604,979	60,165
Total realized and unrealized gains (losses) recorded	$1,305,551	$(589,743)

The Company had no derivative transactions during the same period in 2007.

The table below summarizes the terms of the Company’s costless collar:

Contract Feature	Contract Term	Total Volume Hedged (Bbls)	Remaining Volume Hedged (Bbls)	Index	Fixed Price ($/Bbl)	Position at September 30, 2008 Due To (From) Company
Put	Nov 07—Oct 09	113,220	59,804	WTI NYMEX	$65.00	-
Call	Nov 07—Oct 09	67,935	35,884	WTI NYMEX	$83.50	$(768,221)

The Company established the fair value of its derivative instruments using estimates of fair value reported by the counterparty and subsequently evaluated internally using a published index price, the Black-Scholes option-pricing model and other factors including volatility and time value. The actual contribution to the Company’s future results of operations will be based on the market prices at the time of settlement and may be more or less than the value estimates used at September 30, 2008.

Other Significant Accounting Policies

Other accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2008, and are supplemented in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the six months ended September 30, 2008. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2008.

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. For the six months ended September 30, 2008 and 2007, anti-dilutive stock options and warrants of 75,216,895 and 80,523,550, respectively have been omitted from the earnings per share computation.

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation. Such reclassification had no effect on net loss.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.   In October 2008, the FASB issued FSPFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”, which clarified the application of SFAS No. 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. On April 1, 2008, the Company adopted without material impact on the Company’s consolidated financial statements the provisions of SFAS No. 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. Beginning April 1, 2009, the Company plans to adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which will include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on its financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company’s financial statements on April 1, 2008 and the adoption had no material effect on its financial position or results of operations.

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

Note 2—Oil and Gas Properties

Acquisitions

In December 2006 and January 2007 the Company purchased oil and gas properties in Wyoming’s Powder River Basin area, consisting of the Cole Creek South Field, the South Glenrock B Field and the Big Muddy Field. The total purchase price for the three fields was $71.8 million plus acquisition and closing costs of $1.6 million. The Company’s business plan includes the injection of CO2 into its three oil fields and the Company has entered into two separate CO2 agreements as more fully described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.

 The Company’s oil and gas properties are summarized in the following table:

	September 30,	March 31,
	2008	2008
Proved properties	$20,920,412	$20,734,143

Unproved properties excluded from DD&A	53,684,216	53,655,471
Equipment and other	370,636	402,602
Subtotal Unevaluated Properties	54,054,852	54,058,073
Total oil and gas properties	74,975,264	74,792,216
Less accumulated depletion, depreciation, amortization and impairment	(8,810,672)	(1,531,619)
	$66,164,592	$73,260,597

Impairment of Unproved Properties

In conjunction with the periodic assessment of impairment of unproved properties, the Company re-evaluated the carrying value of its unproved properties giving consideration to lower crude oil prices and the difficulties encountered in raising capital to develop the properties. Accordingly, during the six months ended September 30, 2008 the Company recorded $6,800,000 of impairment expense on unproved properties, reflecting the excess of the carrying value over estimated realizable value of the assets.

Exploration of Strategic Alternatives

In August 2008, the Company retained Growth Capital Partners, L.P. as its financial advisor to assist in exploring financing and other strategic alternatives, including the possible sale of the Company. This process is expected to take several months, and there is no assurance that any transaction will be completed.

Note 3 – Asset Retirement Obligations

The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Cash paid to settle asset retirement obligations are included in the operating section of the Company’s statements of cash flows.

The Company’s estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised, as appropriate. Revisions to the liability result from changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

A reconciliation of the Company’s asset retirement obligation liability during the six months ended September 30 is as follows:

	2008	2007
Balance, April 1	$1,259,851	$1,221,567
Liabilities incurred	-	18,473
Liabilities settled	(32,657)	(46,665)
Changes in estimates	30,644	-
Accretion expense	77,111	77,608
Balance, September 30	1,334,949	$1,270,983

Current	$360,638	$180,260
Long-term	974,311	1,090,723

	$1,334,949	$1,270,983

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

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets	$—	$—	$—
Liabilities:
Derivative instrument	$—	$—	$768,221

The Company’s sole derivative financial instrument is a participating cap costless collar agreement. The fair value of the costless collar agreement is determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy. Because the Company has net derivative liabilities as of September 30, 2008, the evaluation of the nonperformance risk of the Company resulted in a reduction of the net payable derivative contract position of approximately $52,000 as of that date.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as level 3 in the fair value hierarchy:

	Derivatives	Total
Balance as of April 1, 2008	$(836,907)	$(836,907)
Total losses (realized or unrealized):
Included in earnings	(589,743)	(589,743)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	658,429	658,429
Transfers in and out of Level 3	-	-

Balance as of September 30, 2008	$(768,221)	$(768,221)

Change in unrealized losses included in earnings relating to derivatives still held as of September 30, 2008	$(68,686)	(68,686)

Note 5 – Short-term Note Payable

On October 16, 2007, the Company borrowed $12,240,000 pursuant to a Term Credit Agreement (the “Credit Agreement”) with a financial institution (the “Lender”), which was subsequently amended on October 22, 2008 as more fully described in Note 9, Subsequent Events (“First Amendment”), resulting in net proceeds of $11,622,800 after the deduction of the Lender’s fees, expenses, and three months of interest to be held in escrow. In addition, the Company incurred approximately $390,000 in investment banking, legal, and other fees and expenses in connection with the transaction. The Company capitalized costs associated with the issuance of the note payable as deferred financing costs. Amortization of the deferred financing costs in the amounts of $279,908 and $514,275 is included in the Company’s statements of operations as amortization of deferred financing costs and discount on note payable for the three and six months ended September 30, 2008, respectively.

Prior to the First Amendment, all amounts outstanding under the Credit Agreement were due and payable on October 31, 2008 with interest at a rate equal to the greater of (a) 12% per annum and (b) the one-month LIBOR rate plus 6% per annum. The Company is required to make monthly interest payments on the amounts outstanding under the Credit Agreement, but is not required to make any principal payments until the maturity date. The Company may prepay the amounts outstanding under the Credit Agreement at any time without penalty.

The Company’s obligations under the Credit Agreement are collateralized by a first priority security interest in its properties and assets, including all rights under oil and gas leases in its three producing oil fields in the Powder River Basin of Wyoming and all of its equipment on those properties. The Company also granted the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company’s working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimated that the fair value of the ORRI granted to the Lender was approximately $4,500,000 and has recorded this amount as a discount to the Note Payable and as a decrease of oil and gas properties. Amortization of the discount based upon the effective interest method in the amount of $1,086,619 and $2,161,427 is included in the Company’s statements of operations as amortization of deferred financing costs and discount on note payable for the three and six months ended September 30, 2008, respectively. As long as any of its obligations remain outstanding under the Credit Agreement, the Company will be required to grant the same ORRI to the Lender on any new working interests acquired after closing. Prior to the maturity date, the Company may re-acquire 50% of the ORRI granted to the Lender at a repurchase price calculated to ensure that total payments by the Company to the Lender of principal, interest, ORRI revenues, and ORRI repurchase price will equal 120% of the loan amount.

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

The Company is subject to various restrictive covenants under the Credit Agreement, including limitations on its ability to sell properties and assets, pay dividends, extend credit, amend material contracts, incur indebtedness, provide guarantees, effect mergers or acquisitions (other than to change its state of incorporation), cancel claims, create liens, create subsidiaries, amend its formation documents, make investments, enter into transactions with its affiliates, and enter into swap agreements. The Company must maintain (a) a current ratio of at least 1.0 (excluding from the calculation of current liabilities any loans outstanding under the Credit Agreement) and (b) a loan-to-value ratio greater than 1.0 to 1.0 for the term of the loan. As of September 30, 2008 the Company is in compliance with all covenants under the Credit Agreement.

See Note 9, Subsequent Events, for a discussion of the First Amendment to the Credit Agreement entered into after September 30, 2008.

Note 6 – Income Taxes

As of September 30, 2008, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

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

Note 7—Common Stock

The Company’s capital stock as of September 30, 2008 and 2007 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share.

Issuance of Common Stock

For the Six Months Ended September 30, 2008

During the six months ended September 30, 2008, the Company issued common stock as follows:

-	500,000 shares to an officer of the Company upon the exercise of stock options;

-	734,514 shares to directors of the Company in exchange for services;

Note 8—Share-Based Compensation

Chief Executive Officer (CEO) Options

During the six months ended September 30, 2008, the Company’s CEO exercised options to acquire 500,000 shares of common stock, for a cumulative exercise price of $5.00 ($0.00001/share).

2006 Stock Incentive Plan

There were no options to purchase shares of common stock granted during the six months ended September 30, 2008. During the six months ended September 30, 2008, options to purchase 850,000 shares of common stock granted to employees expired. The options had exercise prices of $1.18 to $1.75.

Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2008 was approximately $108,000 which the Company expects to recognize over 3.5 years. As of September 30, 2008 there were 581,000 options outstanding under the 2006 Stock Incentive Plan and 9,419,000 options are available for issuance.

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

On May 22, 2007, the Company issued 400,000 shares of common stock to the four new board members, and on June 26, 2007, the Company issued 100,000 shares of common stock to the remaining independent Board member. Pursuant to the vesting discussed above, for the six months ended September 30, 2008, $51,700 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital.

Board of Director Fees

On April 20, 2007, the Board of Directors approved a resolution whereby members may receive stock in lieu of cash for Board meeting fees, Committee meeting fees and Committee Chairman fees.

For the six months ended September 30, 2008, board members elected to receive 734,514 shares of common stock, respectively, in lieu of cash, ranging in value from $0.15 to $0.31 per share, representing the closing price of the Company’s stock on the date of grant. Total compensation for the six months ended September 30, 2008 of $148,500 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to common stock and additional paid-in capital.

Note 9—Subsequent Events

On October 22, 2008 the Company entered into a First Amendment to Term Credit Agreement (“First Amendment”) that amends certain provisions of the Term Credit Agreement dated as of October 16, 2007 pursuant to which the Company borrowed $12,240,000. The First Amendment extends for six months the maturity date under the Term Credit Agreement of October 31, 2008 to April 30, 2009. In consideration of the six month extension and other terms included in First Amendment, the Company made a principal payment to the Lender in the amount of $2,240,000, resulting in a new loan balance of $10,000,000, and granted an increase in the proportionate overriding royalty interests (“ORRI”) assigned to the Lender from 2% to 3%. Under the terms of the First Amendment, the Company has the right to buy back one-third (1/3) of the ORRI at a repurchase price calculated to ensure that total payments by the Company to the Lender of principal, interest, ORRI revenues, and ORRI repurchase price will equal 140% of the original loan amount. The Company also has the right to apply the three months interest held in escrow under the terms of the original Term Credit Agreement, against the final three months interest payments due in February, March and April, 2009.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2008. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Organization

Rancher Energy is an independent energy company which explores for and develops, produces, and markets oil and gas in North America. Prior to April 2006, Rancher Energy, formerly known as Metalex Resources, Inc. (“Metalex”), was engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006, stockholders voted to change the name to Rancher Energy Corp. We operate three fields in the Powder River Basin, Wyoming, which is located in the Rocky Mountain region of the United States. The fields were acquired in December 2006 and January 2007 and are known as the South Glenrock B Field, the Big Muddy Field, and the Cole Creek South Field. Our business plan in acquiring the three fields was to substantially increase production by using waterflood, CO 2 injection and other enhanced oil recovery (EOR) techniques. All three fields currently produce some oil and we believe that, subject to financing, they are good candidates for EOR techniques, waterflood or CO2 tertiary recovery.

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

Outlook for the Coming Year

The following summarizes our goals and objectives for the next twelve months:

●	Explore various strategic financing alternatives to provide funding for a CO2 pipeline and EOR development for our three fields, or sale of the Company;

●	Maintain and enhance crude oil production from our existing wells;

●	Initiate development activities in our fields.

Our plans for EOR development of our oil fields are dependent on our obtaining substantial additional funding. In October 2007 we raised approximately $12.2 million in short-term debt financing to enhance production and provide cash reserves. While we had intended to raise a long-term debt financing in 2007 to further our waterflood and CO2 EOR plans, weakness in the capital market conditions contributed to our change in strategy to raise the short-term financing first. The raising of future funding is dependent on many factors, some of which are outside our control and are not assured. One major factor is the level of and projected trends in oil prices, which we cannot protect against by using hedging at this time. Our short term debt was scheduled to mature on October 31, 2008. On October 22, 2008, we and the Lender entered into an amendment to the credit agreement to extend the maturity for six months until April 30, 2009.

We entered into a letter of intent in April 2008 with two experienced industry operators for an investment of up to $83.5 million in our EOR program. On July 25, 2008, we entered into an amendment to the letter of intent that waived the provisions restricting us from entering into negotiations with other parties for the disposition or financing of all or part of the properties covered by the letter of intent. The letter of intent was terminated effective September 20, 2008.

On August 7, 2008, we retained Growth Capital Partners, L.P. as the Company’s financial advisor to consider financing and other strategic alternatives, including the possible sale of the Company. We anticipate that the six month extension of our debt should enable our financial advisor to evaluate relevant strategic alternatives, This process is expected to take several months, and there is no assurance that any transaction will be completed.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months September 30, 2007.

The following is a comparative summary of our results of operations:

	Three Months Ended September 30,
	2008	2007
Revenues:
Oil production (in barrels)	18,179	23,622
Net oil price (per barrel)	$109.79	$69.88
Oil sales	$1,995,901	$1,650,628
Gain on derivative activities, net	1,305,551	-
Total revenues	3,301,452	1,650,628

Operating expenses:
Production taxes	243,366	201,182
Lease operating expenses	549,441	691,429
Depreciation, depletion and amortization	301,708	368,724
Impairment of proved properties	6,800,000	-
Accretion expense	30,835	31,618
Exploration expense	-	89,668
General and administrative expense	959,777	1,513,100
Total operating expenses	8,885,127	2,895,721

Loss from operations	(5,583,675)	(1,245,093)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	-	(1,268,283)
Interest expense and financing costs	(1,741,926)	(141,195)
Interest and other income	8,737	25,541
Total other expense	(1,733,189)	(1,383,937)

Net loss	$(7,316,864)	$(2,629,030)

Overview. For the three months ended September 30, 2008, we reported a net loss of $7,316,864, or $0.06 per basic and fully-diluted share, compared to a net loss of $2,629,030, or $(0.02) per basic and fully-diluted share, for the corresponding three months of 2007. Discussions of individually significant period to period variances follow.

Revenue, production taxes, and lease operating expenses. For the three months ended September 30, 2008, we recorded crude oil sales of $1,995,901 on 18,179 barrels of oil at an average price of $109.79, as compared to revenues of $1,650,628 on 23,622 barrels of oil at an average price of $69.88 per barrel in 2007. The period-to period variance reflects a volume variance of $(597,596) and a price variance of $942,869. The decreased volume in 2008 reflects mechanical production problems resulting in a reduction in the number of producing wells and curtailed production from other wells while flowline and other well repairs were carried out, coupled with overall production decline from year to year. Production taxes (including ad valorem taxes) of $243,366 in 2008 as compared to $201,182 in 2007 remained constant at 12% of crude oil sales revenues. Lease operating expenses on a per barrel basis of $549,441 ($30.22/bbl) in 2008 remained relatively constant as compared to $691,429 ($29.27/bbl) in 2007.

Losses on risk management activities. In connection with short term debt financing entered into in October 2007 we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the three months ended September 30, 2008 we recorded total gains on the derivative activities of $1,305,551, comprised of $299,428 of realized losses and unrealized gains of $1,604,979 reflecting the reversal of previously recorded unrealized losses. We had no derivative contracts in place for the corresponding quarter of 2007.

Depreciation, depletion and amortization. For the three months ended September 30, 2008, we reflected depreciation, depletion, and amortization of $301,708 ($253,269, $13.93/bbl, related to oil and gas properties, and $48,439 related to other assets) as compared to $368,724 ($318,624, $13.49/bbl, related to oil and gas properties, and $50,100 related to other assets) for the corresponding three months ended September 30, 2007. The period-to period increase in dollars per barrel primarily reflects the increased base of proved property costs being amortized in 2008 as compared to 2007.

Impairment of unproved properties. As of September 30, 2008 and in conjunction with the periodic assessment of impairment of unproved properties, we re-evaluated the carrying value of our unproved properties giving consideration to lower crude oil prices and the difficulties encountered in securing capital to develop the properties. Accordingly, during the three months ended September 30, 2008 we recorded $6,800,000 of impairment expense of unproved properties, reflecting the excess of the carrying value over estimated realizable value of the assets. No such impairment was recognized during the three months ended September 30, 2007.

General and administrative expense. For the three months ended September 30, 2008, we reflected general and administrative expenses of $959,777 as compared to $1,513,100 for the corresponding three months ended September 30, 2007. The decrease reflects a general lower level of activity in 2008 compared to 2007 and staff reductions carried out in March and April of 2008. As of September 30, 2008 we had six employees in the corporate office and three in the field office in Wyoming as compared to seventeen and six, respectively, as of September 30, 2007. Salaries and benefit costs for the three months ended September 30, 2008 were $298,000 as compared to $691,000 for the same period in 2007. Stock-based compensation expense was reduced to $144,000 in 2008 as compared to $253,000 in 2007 reflecting the expiration of stock options previously held by terminated employees. In addition to personnel related cost reductions we implemented cost saving measures in several other cost categories including: 1) lower accounting and financial reporting contractor fees of $39,000 in 2008 compared to $166,000 in 2007 ; 2) lower IT consulting and systems costs of $39,000 in 2008 compared to $107,000 in 2007; 3) lower investor relations fees of $18,000 in 2008 compared to $61,000 in 2007; 4) lower recruiting fees of zero in 2008 compared to $40,000 in 2007. These cost savings were partially offset by higher legal fees of $131,000 in 2008 compared to $26,000 in 2007, reflecting costs associated with the filing of the Post Effective Amendment to Form S-1 Registration Statement, and costs associated with negotiations and contract review of the recently terminated financing letter of intent and the ongoing evaluation of strategic alternatives with our financial advisor. Office rent expense also increase to $90,000 in 2008 from $60,000 in 2007 reflecting a full quarter of higher rent on the larger office space we occupied in mid-quarter 2007. We continue to initiate efforts to minimize general and administrative expenses including the recent engagement a commercial real estate broker to sublease or otherwise market the excess office space we have following our staff reductions earlier this year.

Liquidated damages pursuant to registration rights arrangement. Our Registration Statement on Form S-1 was declared effective by the SEC on October 31, 2007 and has been maintained effective since that date. Accordingly, we recorded no liquidated damages pursuant to the registration rights arrangement in the three months ended September 30, 2008, as compared to $1,268,284 in the comparable period in 2007.

Interest expense and financing costs. For the three months ended September 30, 2008, we reflected interest expense and financing costs of $1,741,926 as compared to $141,195 for the corresponding three months ended September 30, 2007. The 2008 amount is comprised of interest paid on the Note Payable issued in October 2007 of $375,399, the 2007 amount represents imputed interest on the liquidated damages pursuant to the registration rights arrangement discussed above , and amortization of deferred financing costs and discount on Note Payable of $1,366,527, compared to $99,254 in 2007.

Six Months Ended September 30, 2008 Compared to Six Months September 30, 2007.

The following is a comparative summary of our results of operations:

	Six Months Ended September 30,
	2008	2007
Revenues:
Oil production (in barrels)	34,262	46,056
Net oil price (per barrel)	$113.68	$64.73
Oil sales	$3,894,869	$2,981,107
Losses on derivative activities, net	(589,743)	-
Total revenues	3,305,126	2,981,107

Operating expenses:
Production taxes	473,649	362,651
Lease operating expenses	1,172,863	1,279,661
Depreciation, depletion and amortization	577,549	700,256
Impairment of unproved properties	6,800,000	-
Accretion expense	77,111	77,608
Exploration expense	9,602	130,829
General and administrative expense	2,008,154	4,053,091
Total operating expenses	11,118,928	6,604,096

Loss from operations	(7,813,802)	(3,622,989)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	-	(2,645,393)
Interest expense and financing costs	(3,422,396)	(212,434)
Interest and other income	19,318	73,865
Total other expense	(3,403,078)	(2,783,962)

Net loss	$(11,216,880)	$(6,406,951)

Overview. For the six months ended September 30, 2008, we reported a net loss of $11,216,880, or $0.10 per basic and fully-diluted share, compared to a net loss of $6,406,951 or $(0.06) per basic and fully-diluted share, for the corresponding six months of 2007. Discussions of individually significant period to period variances follow.

Revenue, production taxes, and lease operating expenses. For the six months ended September 30, 2008, we recorded crude oil sales of $3,894,869 on 34,262 barrels of oil at an average price of $113.68, as compared to revenues of $2,981,107 on 46,056 barrels of oil at an average price of $64.73 per barrel in 2007. The period-to period variance reflects a volume variance of $(1,340,730) and a price variance of $2,254,492. The decreased volume in 2008 reflects mechanical production problems resulting in a reduction in the number of producing wells and curtailed production from other wells while flowline and other well repairs were carried out, coupled with overall production decline from period-to-period. Production taxes (including ad valorem taxes) of $423.649 in 2008 as compared to $362,651 in 2007 remained constant at 12% of crude oil sales revenues. Lease operating expenses decreased to $1,172,863 ($34.23/bbl) in 2008 compared to $1,279,661 ($27.78/bbl) in 2007. The period to period variance is comprised of volume variance of $403,734 and a cost variance of $(295,936). The higher per barrel costs in 2008 reflect significant repair work carried out in the early part of the period to slow and eventually reverse the production decline experienced during the winter and spring months.

Losses on risk management activities. In connection with short term debt financing entered into in October 2007 we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the six months ended September 30, 2008 we recorded total losses on the derivative activities of $589,743, comprised of $649,908 of realized losses and $60,165 of unrealized gains reflecting the reversal of previously recorded unrealized losses We had no derivative contracts in place for the corresponding period of 2007.

Depreciation, depletion and, amortization. For the six months ended September 30, 2008, we reflected depreciation, depletion, and amortization of $577,549 ($479,053, $13.98/bbl, related to oil and gas properties, and $98,496 related to other assets) as compared to $700,256 ($619,130, $13.44/bbl, related to oil and gas properties, and $81,126 related to other assets) for the corresponding six months ended September 30, 2007.

Impairment of unproved properties. As of September 30, 2008 and in conjunction with the periodic assessment of impairment of unproved properties, we-evaluated the carrying value of our unproved properties giving consideration to lower crude oil prices and the difficulties encountered in securing capital to develop the properties. Accordingly, during the six months ended September 30, 2008 we recorded $6,800,000 of impairment expense of unproved properties, reflecting the excess of the carrying value over estimated realizable value of the assets. No such impairment was recognized during the six months ended September 30, 2007.

General and administrative expense. For the six months ended September 30, 2008, we reflected general and administrative expenses of $2,008,154 as compared to $4,053,091 for the corresponding six months ended September 30, 2007. The decrease reflects a general lower level of activity in 2008 compared to 2007 and staff reductions carried out in March and April of 2008. As of September 30, 2008 we had six employees in the corporate office and three in the field office in Wyoming as compared to seventeen and six, respectively, as of September 30, 2007. Salaries and benefit costs for the six months ended September 30, 2008 were $702,000 as compared to $1,411,000 for the same period in 2007. Stock-based compensation expense was reduced to $287,000 in 2008 as compared to $725,000 in 2007 reflecting the expiration of stock options previously held by terminated employees. In addition to personnel related cost reductions we implemented cost saving measures in several other cost categories including: 1) lower accounting and financial reporting contractor fees of $98,000 in 2008 compared to $345,000 in 2007; 2) lower IT consulting and systems costs of $71,000 in 2008 compared to $142,000 in 2007; 3) lower investor relations fees of $51,000 in 2008 compared to $92,000 in 2007; 4) lower recruiting fees of zero in 2008 compared to $261,000 in 2007; and 5) lower travel and entertainment expenses of $57,000 in 2008 compared to $133,000 in 2007. In addition audit, tax compliance and Sarbanes Oxley fees were reduced to $165,000 in 2008 from $446,000 in 2007. These cost savings were partially offset by higher office rent expense of $181,000 in 2008 compared to $98,000 in 2007 reflecting a full six months of higher rent on the larger office space we occupied in August 2007. We continue to initiate efforts to minimize general and administrative expenses including the recent engagement a commercial real estate broker to sublease or otherwise market the excess office space we have following our staff reductions earlier this year.

Liquidated damages pursuant to registration rights arrangement. Our Registration Statement on Form S-1 was declared effective by the SEC on October 31, 2007 and has been maintained effective since that date. Accordingly, we recorded no liquidated damages pursuant to the registration rights arrangement in the six months ended September 30, 2008, as compared to $2,645,393 in the comparable period in 2007.

Interest expense and financing costs. For the six months ended September 30, 2008, we reflected interest expense and financing costs of $3,422,396 as compared to $212,934 for the corresponding six months ended September 30, 2007. The 2008 amount is comprised of interest paid on the Note Payable issued in October 2007 of $746,694; the 2007 amount represents imputed interest on the liquidated damages pursuant to the registration rights arrangement discussed above, and amortization of deferred financing costs and discount on the Note Payable of $2,675,702 in 2008, compared to $99,254 in 2007.

Liquidity and Capital Resources

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2008 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $33.6 million for the period from inception (February 4, 2004) to September 30, 2008 and have a working capital deficit of approximately $8.3 million as of September 30, 2008 and have short term debt in the amount of $10 million. The debt is currently scheduled to mature on April 30, 2009. We require significant additional funding to repay the short term debt and sustain our operations. Our ability to continue the Company as a going concern is dependent upon our ability to obtain additional funding in order to pay our short term debt and finance our planned operations.

Our primary source of liquidity to meet operating expenses and fund capital expenditures is our access to debt and equity markets. The debt and equity markets, public, private, and institutional, have been our principal source of capital used to finance a significant amount of growth, including acquisitions. We will need substantial additional funding to pursue our business plan.

In October 2007, we issued $12,240,000 of short term debt the proceeds of which were intended to enhance our existing production and to provide cash reserves for operations. The debt was scheduled to mature on October 31, 2008. We had planned to secure longer term fixed rate financing to repay the short term debt and to commence our EOR development activities in the three fields of the Powder River Basin; however, due to difficulties in the capital debt markets, we have been unable to secure such financing. On October 22, 2008 we and the lender entered into an amendment to the credit agreement to, among other terms, extend the maturity date by six months, until April 30, 2009. In consideration for the extension and other terms, we made a principal payment of $2,240,000 reducing the outstanding balance to $10,000,000. We do not have cash available to repay this loan. If we are not successful in repaying this debt within the term of the loan, or default under the terms of the loan, the lender will be able to foreclose one or more of our three properties and other assets and we could lose the properties. A foreclosure could significantly reduce or eliminate our property interests or force us to alter our business strategy, which could involve the sale of properties or working interests in the properties and adversely affect our results of operations and financial condition.

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

We have executed two agreements to purchase CO2 for use in EOR operations in our fields. These supply agreements are discussed in more detail in our From 10K for the year ended Marche 31, 2008, filed with the Securities and Exchange Commission on June 30, 2008.

On August 7, 2008, we retained Growth Capital Partners, L.P. as the Company’s financial advisor to consider financing and other strategic alternatives, including the possible sale of the Company. We anticipate that the six month extension of our debt should enable our financial advisor to evaluate relevant strategic alternatives, This process is expected to take several months, and there is no assurance that any transaction will be completed.

Cash Flows

The following is a summary of Rancher Energy’s comparative cash flows:

	For the Six Months Ended September 30,
	2008	2007
Cash flows from:
Operating activities	$(1,167,276)	$(1,855,577)
Investing activities	(432,245)	(1,593,935)
Financing activities	(101,473)	(235,951)

Cash flows used for operating activities decreased as a result of lower general and administrative expenses as discussed above, partially offset by payments to settle derivative activity losses and interest expense incurred in connection with the October 2007 short term financing.

Cash flows used for investing activities decreased in the 2008 period compared to the 2007 period as we expended significantly less on oil and gas properties, $200,000 in 2008 compared to $1,466,000 in 2007. In response to our lack of success in securing additional financing during the period, we have curtailed capital spending to the minimum required to maintain current levels of crude oil production.

Cash flows used for financing activities for both years represent financing costs incurred to complete requirements of the short term debt agreement (2008) and the private placement of common stock and warrants (2007).

Off-Balance Sheet Arrangements

Under the terms of the Term Credit Agreement entered into in October 2007 we were required to hedge a portion of our expected production and we entered into a costless collar agreement for a portion of our anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. During the six months ended September 30, 2008 we reflected realized losses of $649,908 and unrealized gains of $60,165 from the hedging activity.

We have no other off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the year ended March 31, 2008. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the three months ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk

Our revenues could be subject to significant fluctuation based on pricing applicable to our oil production. However, because of our relatively low level of current oil and gas production, we have not been exposed to a great degree of market risk. Our ability to raise additional capital at attractive pricing, our future revenues from oil and gas operations, our future profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. With increases to our production, exposure to this risk will become more significant. We expect commodity price volatility to continue. In connection with our short term financing in October 2007, we entered into an oil hedge agreement covering approximately 75% of our proved developed producing reserves scheduled to be produced during a two-year period. Terms of future debt facilities may also require that we hedge a portion of our expected future production.

Financial Market Risk

The debt and equity markets have recently exhibited adverse conditions. The unprecedented volatility and upheaval in the capital markets may impact our ability to refinance or extend our existing short term debt when it matures on April 30, 2009. Alternatively, market conditions may affect the availability of capital for prospective purchasers of our assets or equity as contemplated under our arrangement with Growth Capital.

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

PART II. OTHER INFORMATION.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2008, pursuant to our compensation arrangement with our non-employee directors, we issued 495,000 shares of our common stock in the aggregate under our 2006 Stock Incentive Plan to our non-employee directors for their service on our Board of Directors and for attending board and committee meetings, as the case may be. More specifically, we issued to the following directors the shares specified: (i) William A. Anderson 110,000 shares; (ii) Joseph P. McCoy, 125,000 shares; (iii) Patrick M. Murray, 75,000 shares; (iv) Myron M. Sheinfeld, 75,000 shares, and (v) Mark Worthey, 110,000 shares.

The foregoing issuances were made pursuant to Section 4(2) of the Securities Act.

Item 6. EXHIBITS.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (17)
3.2	Articles of Correction (22)
3.3	Amended and Restated Bylaws (2)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (1)
4.2	Form of Unit Purchase Agreement (2)
4.3	Form of Warrant Certificate (2)
4.4	Form of Registration Rights Agreement, dated December 21, 2006 (3)
4.5	Form of Warrant to Purchase Common Stock (3)
10.1	Burke Ranch Unit Purchase and Participation Agreement between Hot Springs Resources Ltd. and PIN Petroleum Partners Ltd., dated February 6, 2006 (4)
10.2	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (5)
10.3	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (5)
10.4	Loan Agreement between Enerex Capital, Corp. and Rancher Energy Corp., dated June 6, 2006 (5)
10.5	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (5)
10.6	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (6)
10.7	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (5)
10.8	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 21, 2006 (5)
10.9	Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp., dated August 10, 2006 (4)
10.10	South Glenrock and South Cole Creek Purchase and Sale Agreement by and between Nielson and Associates, Inc. and Rancher Energy Corp., dated October 1, 2006 (7)
10.11	Rancher Energy Corp. 2006 Stock Incentive Plan (7)
10.12	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (7)
10.13	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (8)
10.14	Finder’s Fee Agreement between Falcon Capital and Rancher Energy Corp. (10)
10.15	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (11)
10.16	Letter Agreement between Certain Unit Holders and Rancher Energy Corp., dated December 8, 2006 (2)
10.17	Letter Agreement between Certain Option Holders and Rancher Energy Corp., dated December 13, 2006 (2)
10.18	Product Sale and Purchase Contract by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006 (12)
10.19	Amendment to Purchase and Sale Agreement between Nielson and Associates, Inc. and Rancher Energy Corp. (13)
10.20	Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated December 21, 2006 (3)
10.21	Lock-Up Agreement between Rancher Energy Corp. and Stockholders identified therein, dated December 21, 2006 (3)
10.22	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (3)
10.23	Form of Convertible Note (14)

Exhibit	Description
10.24	First Amendment to Securities Purchase Agreement by and among Rancher Energy Corp. and the Buyers identified therein, dated as of January 18, 2007 (16)
10.25	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (17)
10.26	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (18)
10.27	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(19)
10.28	Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (20)
10.29	Term Note made by Rancher Energy Corp. in favor of GasRock Capital LLC, dated October 16, 2007 (20)
10.30	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues from Rancher Energy Corp. to GasRock Capital LLC, dated as of October 16, 2007 (20)
10.31	Security Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (20)
10.32	Conveyance of Overriding Royalty Interest by Rancher Energy Corp. in favor of GasRock Capital LLC, dated as of October 16, 2007 (20)
10.33	ISDA Master Agreement between Rancher Energy Corp. and BP Corporation North America Inc., dated as of October 16, 2007 (20)
10.34	Restricted Account and Securities Account Control Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and Wells Fargo Bank, National Association, dated as of October 16, 2007 (20)
10.35	Intercreditor Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and BP Corporation North America Inc., dated as of October 16, 2007 (21)
10.36	First Amendment to Denver Place Office lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated March 6, 2007. (18)
10.37
Carbon Dioxide Sale & Purchase Agreement between Rancher Energy corp. and ExxonMobil Gas & Power Marketing Company, dated February 14, 2008 (Certain portions of this agreement have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request). (21)

10.38	Letter Agreement between Rancher Energy Corp. and Growth Capital Partners, LP(22)
10.39	First Amendment to Term Credit Agreement, dated October 22, 2008(23)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(18) Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007.

(19) Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007.

(20) Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007.

(21) Incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008.

(22) Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2008.

(23) Incorporated by reference from our Current Report on Form 8-K filed on October 23, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.
(Registrant)

Dated: November 13, 2008	By:	/s/ John Works
John Works President, Chief Executive Officer, Chief
Financial Officer, Secretary and Treasurer (Principal
Executive Officer)

Dated: November 13, 2008	By:	Richard E. Kurtenbach
Richard E. Kurtenbach
Chief Accounting Officer (Principal Accounting
Officer)