Form 10-Q
period 2008-12-31
RANCHER ENERGY CORP.
filed 2009-02-17
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of January 19, 2009,  119,016,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

Rancher Energy Corp.

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

Rancher Energy Corp.
Consolidated Balance Sheets

ASSETS

	December 31, 2008	March 31, 2008

Current assets:
Cash and cash equivalents	$1,431,589	$6,842,365
Accounts receivable and prepaid expenses	621,072	1,170,641
Derivative receivable	731,183	—
Total current assets	2,783,844	8,013,006

Oil and gas properties at cost (successful efforts method):
Unproved	53,319,816	54,058,073
Proved	20,642,182	20,734,143
Less: Accumulated depletion, depreciation, amortization and impairment	(41,615,882)	(1,531,619)
Net oil and gas properties	32,346,116	73,260,597

Other assets:
Furniture and equipment net of accumulated depreciation of $333,743 and $277,420, respectively	818,007	997,196
Other assets	1,015,637	1,300,382
Total other assets	1,833,644	2,297,578
Total assets	$36,963,604	$83,571,181

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2008	March 31, 2008

Current liabilities:
Accounts payable and accrued liabilities	$703,765	$2,114,204
Accrued oil and gas property costs	250,000	250,000
Asset retirement obligation	320,768	337,685
Note payable, net of unamortized discount of $663,158 and $2,527,550, respectively	9,336,842	9,712,450
Derivative liability	—	590,480
Total current liabilities	10,611,375	13,004,819

Long-term liabilities:
Derivative liability	—	246,553
Asset retirement obligation	952,686	922,166
Total long-term liabilities	952,686	1,168,719

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.00001 par value, 275,000,000 shares authorized; 119,016,700 and 114,878,341 shares issued and outstanding at December 31 and March 31, 2008, respectively	1,191	1,150
Additional paid-in capital	92,438,678	91,790,181
Accumulated deficit	(67,040,326)	(22,393,688)
Total stockholders’ equity	25,399,543	69,397,643

Total liabilities and stockholders’ equity	$36,963,604	$83,571,181

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Revenues:
Oil & gas sales	$746,967	$1,704,267	$4,641,836	$4,685,373
Derivative gains (losses)	1,586,911	(636,109)	997,169	(636,109)
	2,333,878	1,068,158	5,639,005	4,049,264
Operating expenses:				—
Production taxes	90,940	207,588	564,590	570,239
Lease operating expenses	831,559	808,091	2,004,422	2,087,753
Depreciation, depletion and amortization	350,847	330,612	928,395	1,030,868
Impairment	32,500,000	—	39,300,000	—
Accretion expense	40,661	(11,221)	117,771	66,387
Exploration expense	4,293	55,945	13,896	186,772
General and administrative	780,261	1,735,482	2,788,415	5,788,574
Total operating expenses	34,598,561	3,126,497	45,717,489	9,730,593

Loss from operations	(32,264,683)	(2,058,339)	(40,078,484)	(5,681,329)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement	—	—	—	(2,645,393)
Amortization of deferred finance costs and discount on note payable	(848,696)	(901,456)	(3,524,399)	(1,000,709)
Interest and other income	6,811	95,982	26,129	169,846
Interest expense	(323,190)	(441,528)	(1,069,884)	(554,708)

Total other income (expense)	(1,165,075)	(1,247,002)	(4,568,154)	(4,030,964)

Net loss	$(33,429,758)	$(3,305,341)	$(44,646,638)	$($9,712,293)

Basic and diluted net loss per share	$(0.29)	$(0.03)	$(0.39)	$(0.09)

Basic and diluted weighted average shares outstanding	116,196,049	113,471,032	115,541,973	108,425,299

The accompanying notes are an integral part of these financial statements

Rancher Energy Corp.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, March 31, 2008	114,878,341	$1,150	$91,790,181	$(22,393,688)	$69,397,643

Stock issued upon exercise of stock options	750,000	7	—	—	7

Common stock exchanged for services – non-employee directors	3,388,359	34	217,466	—	217,500

Stock-based compensation	—	—	353,481	—	353,481

Amortization of deferred compensation	—	—	77,550	—	77,550

Net loss	—	—	—	(44,646,638)	(44,646,638)

Balance, December 31, 2008	119,016,700	$1,191	$92,438,678	$(67,040,326)	$25,399,543

The accompanying notes are an integral part of these financial statements.

Rancher Energy Corp.
Consolidated Statements of Cash Flows

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(44,646,638)	$(9,712,293)
Adjustments to reconcile net loss to cash used for operating activities:
Loss on sale of assets	35,797	—
Depreciation, depletion, and amortization	928,395	1,030,868
Impairment of unproved properties	39,300,000	—
Accretion Expense	117,771	66,387
Settlement of asset retirement obligation	(146,401)	(18,318)
Liquidated damages pursuant to registration rights arrangement	—	2,645,393
Imputed interest on registration rights arrangement payments	—	112,489
Amortization of deferred financing costs and discount on note payable	3,524,398	1,132,050

Unrealized (gains) losses on crude oil hedges	(836,907)	578,435
Stock-based compensation expense	353,481	864,143
Restricted stock compensation expense	77,550	180,950
Services exchanged for common stock – non-employee directors	217,500	222,750
Services exchanged for common stock – non-employee	—	112,500
Changes in operating assets and liabilities:
Accounts receivable	(420,232)	(260,853)
Prepaid expenses	238,616	(560,321)
Other assets	—
Accounts payable and accrued liabilities	(1,142,448)	45,758
Net cash used for operating activities	(2,399,118)	(3,560,062)

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(230,087)	(2,087,871)
Proceeds from conveyance of unproved oil and gas properties	—	491,500
Increase in other assets	(440,101)	(797,432)
Net cash used for investing activities	(670,188)	(2,393,803)

Cash flows from financing activities:
Payment of deferred financing costs	(101,478)	(862,577)
Proceeds from borrowings	—	12,240,000
Proceeds from issuance of common stock upon exercise of stock options	8	15
Repayment of debt	(2,240,000)	—
Payment of offering costs	—	(300,365)
Net cash provided by (used for) financing activities	(2,341,470)	11,077,073

Increase (decrease) in cash and cash equivalents	(5,410,776)	5,123,208
Cash and cash equivalents, beginning of period	6,842,365	5,129,883

Cash and cash equivalents, end of period	$1,431,589	$10,253,091

Supplemental schedule of additional cash flow information and non-cash investing and financing activities:
Cash paid for interest	$1,069,733	$442,108
Payables settled for oil and gas properties	$53,799	$118,023
Asset retirement asset and obligation	$43,493	$18,743
Common stock issued on payment of liquidated damages pursuant to registration rights arrangement	—	$5,463,412
Discount on note payable, conveyance of overriding royalty interest	$1,050,000	$4,500,000

Rancher Energy Corp.
Notes to Consolidated Financial Statements

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

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred a cumulative net loss of $67.0 million for the period from inception (February 4, 2004) to December 31, 2008, and it has a working capital deficit of approximately $7.8 million as of December 31, 2008.  On October 22, 2008, the Company made a principal payment on its short term debt, scheduled to mature on October 31, 2008, and extended the maturity of the remaining $10,000,000 balance until April 30, 2009.  The Company will require significant additional funding to repay this debt on the new maturity date, and for its planned oil and gas development operations.  The Company’s ability to continue the Company as a going concern is dependent upon its ability to obtain additional funding in order to finance its planned operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. The Company has recorded no impairment on its proved properties.  An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. Recent global market conditions and declining commodity prices have negatively impacted the valuation of the Company’s unproved oil and gas properties. During  the nine months ended December 31, 2008 the Company recognized impairment of unproved properties of $39,300,000, representing the excess of the carrying value over the estimated realizable value of such property.

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

The table below summarizes the realized and unrealized losses related to the  Company’s derivative instruments for the three and nine months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Realized gains (losses) on derivative instruments	$144,285	$(57,674)	$(505,623)	$(57,674)
Unrealized gains (losses) on derivative instruments	1,442,626	(578,435)	1,502,792	$(578,435)
Total realized and unrealized gains (losses) recorded	$1,586,911	$(636,109)	$997,169	$(636,109)

The table below summarizes the terms of the Company’s costless collar:

Contract Feature	Contract Term	Total Volume Hedged (Bbls)	Remaining Volume Hedged (Bbls)	Index	Fixed Price ($/Bbl)	Position at December 31, 2008 Due To (From) Company
Put	Nov 07—Oct 09	113,220	45,611	WTI NYMEX	$65.00	$739,183
Call	Nov 07—Oct 09	67,935	27,368	WTI NYMEX	$83.50	—

The Company established the fair value of its derivative instruments using a published index price, the Black-Scholes option-pricing model and other factors including volatility, time value and the counterparty’s credit adjusted risk free interest rate. The actual contribution to the Company’s future results of operations will be based on the market prices at the time of settlement and may be more or less than the value estimates used at December 31, 2008.

Other Significant Accounting Policies

Other accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2008, and are supplemented in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the nine months ended December 31, 2008. These unaudited consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2008.

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. For the nine months ended December 31, 2008 and 2007, anti-dilutive stock options and warrants of   70,314,465 and 80,473,550, respectively have been omitted from the earnings per share computation.

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

In May 2008, the FASB issued FSP 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ".  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis.  The Company has not yet determined the impact that the implementation of FSP 14-1 will have on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2 – Oil and Gas Properties

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

The Company’s oil and gas properties are summarized in the following table:

	December 31,	March 31,
	2008	2008
Proved properties	$20,642,182	$20,734,143

Unproved properties excluded from DD&A	52,948,655	53,655,471
Equipment and other	371,161	402,602
Subtotal Unevaluated Properties	53,319,816	54,058,073
Total oil and gas properties	73,961,998	74,792,216
Less accumulated depletion, depreciation, amortization and impairment	(41,615,882)	(1,531,619)
	$32,346,116	$73,260,597

Impairment of Unproved Properties

In conjunction with the periodic assessment of impairment of unproved properties, the Company re-evaluated the carrying value of its unproved properties giving consideration to lower  commodity prices and the difficulties encountered in raising capital to develop the properties.  Accordingly, during the nine months ended December 31, 2008 the Company recorded $39,300,000 of impairment expense on unproved properties, reflecting the excess of the carrying value over estimated realizable value of the assets.  The Company recognized no impairment in the corresponding periods of 2007.

Exploration of Strategic Alternatives

In August 2008, the Company retained Growth Capital Partners, L.P. as its financial advisor to assist in exploring financing and other strategic alternatives, including the possible sale of the Company.    We have been unsuccessful in completing a strategic transaction.  Our ability to survive will be dependent upon completing a strategic transaction; however, there is no assurance any such transaction will be completed.

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

A reconciliation of the Company’s asset retirement obligation liability during the nine months ended December 31 is as follows:

	2008	2007
Balance, April 1	$1,259,851	$1,221,567
Liabilities incurred	—
Liabilities settled	(147,661)	(18,318)
Changes in estimates	43,493	—
Accretion expense	117,771	66,387
Balance, December 30	$1,273,454	$1,269,636

Current	$320,768	$564,308
Long-term	952,686	705,328

	$1,273,454	$1,269,636

Note 4 – Fair Value Measurements

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

SFAS No. 157 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Assets:
Derivative instrument	$—	$—	$731,183
Liabilities:

The Company’s sole derivative financial instrument is a participating cap costless collar agreement. The fair value of the costless collar agreement is determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy. In the Company's adoption of SFAS No. 157, it considered the impact of counterparty credit risk in the valuation of its assets and its own credit risk in the valuation of its liabilities that are presented at fair value.

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

	Derivatives	Total
Balance as of April 1, 2008, asset, (liability)	$(836,907)	$(836,907)
Total gains (losses) (realized or unrealized):
Included in earnings	997,169	997,169
Included in other comprehensive income
Purchases, issuances and settlements	680,223	680,223
Transfers in and out of Level 3

Balance as of December 31, 2008	$840,485	$840,485

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of December 31, 2008	$1,677,392	$1,677,392

Note 5 – Short-term Note Payable

On October 16, 2007, the Company borrowed $12,240,000 pursuant to a Term Credit Agreement (the “Credit Agreement”) with a financial institution (the Lender), which was amended on October 22, 2008 (the “First Amendment”) .  The First Amendment extended for six months the maturity date under the Term Credit Agreement of October 31, 2008 to April 30, 2009. In consideration of the six month extension and other terms included in First Amendment, the Company made a principal payment to the Lender in the amount of $2,240,000, resulting in a new loan balance of $10,000,000, and granted an increase in the proportionate overriding royalty interests (“ORRI”) assigned to the Lender from 2% to 3%. Under the terms of the First Amendment, the Company has the right to buy back one-third (1/3) of the ORRI at a repurchase price calculated to ensure that total payments by the Company to the Lender of principal, interest, ORRI revenues, and ORRI repurchase price will equal 140% of the original loan amount.  The Company also has the right to apply the three months interest held in escrow under the terms of the original Term Credit Agreement, against the final three months interest payments due in February, March and April, 2009.

All amounts outstanding under the Credit Agreement, as amended, are due and payable on

April 30, 2009  with interest at a rate equal to the greater of (a) 12% per annum and (b) the one-month LIBOR rate plus 6% per annum. The Company is required to make monthly interest payments on the amounts outstanding under the Credit Agreement, but is not required to make any principal payments until the maturity date. The Company may prepay the amounts outstanding under the Credit Agreement at any time without penalty.

The Company’s obligations under the Credit Agreement are collateralized by a first priority security interest in its properties and assets, including all rights under oil and gas leases in its three producing oil fields in the Powder River Basin of Wyoming and all of its equipment on those properties. Under the terms of the original Credit agreement, the Company granted the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company’s working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimated that the fair value of the ORRI granted to the Lender was approximately $4,500,000 and has recorded this amount as a discount to the Note Payable and as a decrease of oil and gas properties. Under the terms of the First Amendment the Company granted an additional 1% ORRI, proportionally reduced when the Company’s working interest is less than 100%, in all crude oil and natural gas produced from its three fields. The Company estimated that the fair value of the ORRI granted to the Lender was approximately $1,050,000 and has recorded this amount as a discount to the Note Payable and as a decrease of oil and gas properties. Amortization of the discount based upon the effective interest method in the amount of $752,965 and $2,914,392 is included in the Company’s statements of operations as amortization of deferred financing costs and discount on note payable for the three and nine months ended December 31, 2008, respectively. As long as any of its obligations remain outstanding under the Credit Agreement, the Company will be required to grant the same ORRI to the Lender on any new working interests acquired after closing. Prior to the maturity date, the Company may re-acquire 1/3 of the ORRI granted to the Lender at a repurchase price calculated to ensure that total payments by the Company to the Lender of principal, interest, ORRI revenues, and ORRI repurchase price will equal 140% of the loan amount.

The Credit Agreement contains several events of default, including if, at any time after closing, the Company’s most recent reserve report indicates that its projected net revenue attributable to proved reserves is insufficient to fully amortize the amounts outstanding under the Credit Agreement within a 48-month period and it is unable to demonstrate to the Lender’s reasonable satisfaction that it would be able to satisfy such outstanding amounts through a sale of its assets or an sale of equity. Upon the occurrence of an event of default under the Credit Agreement, the Lender may accelerate the Company’s obligations under the Credit Agreement. Upon the occurrence of certain events of bankruptcy, obligations under the Credit Agreement would automatically accelerate. In addition, at any time that an event of default exists under the Credit Agreement, the Company will be required to pay interest on all amounts outstanding under the Credit Agreement at a default rate, which is equal to the then-prevailing interest rate under the Credit Agreement plus four percent per annum.

The Company is subject to various restrictive covenants under the Credit Agreement, including limitations on its ability to sell properties and assets, pay dividends, extend credit, amend material contracts, incur indebtedness, provide guarantees, effect mergers or acquisitions (other than to change its state of incorporation), cancel claims, create liens, create subsidiaries, amend its formation documents, make investments, enter into transactions with its affiliates, and enter into swap agreements. The Company must maintain (a) a current ratio of at least 1.0 (excluding from the calculation of current liabilities any loans outstanding under the Credit Agreement) and (b) a loan-to-value ratio greater than 1.0 to 1.0 for the term of the loan. As of December 31, 2008 the Company is in compliance with all covenants under the Credit Agreement.

Note 6 – Income Taxes

As of December 31, 2008, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

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

Note 7 – Common Stock

The Company’s capital stock as of December 31, 2008 and 2007 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share.

Issuance of Common Stock

For the Nine Months Ended December 31, 2008

During the nine months ended December 31, 2008, the Company issued common stock as follows:

750,000 shares to an officer of the Company upon the exercise of stock options;
3,388,359 shares to directors of the Company in exchange for services;

Note 8 – Share-Based Compensation

Chief Executive Officer (CEO) Options

During the nine months ended December 31, 2008, the Company’s CEO exercised options to acquire 750,000 shares of common stock, for a cumulative exercise price of $7.50 ($0.00001/share).

2006 Stock Incentive Plan

There were no options to purchase shares of common stock granted during the nine months ended December 31, 2008. During the nine months ended December 31, 2008, options to purchase 852,667 shares of common stock granted to employees expired. The options had exercise prices of $1.18 to $1.75.

Total estimated unrecognized compensation cost from unvested stock options as of December 31, 2008 was approximately $103,000 which the Company expects to recognize over 3.3 years. As of December 31, 2008 there were 577,000 options outstanding under the 2006 Stock Incentive Plan and 9,423,000 options are available for issuance.

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

On May 22, 2007, the Company issued 400,000 shares of common stock to the four new board members, and on June 26, 2007, the Company issued 100,000 shares of common stock to the remaining independent Board member. Pursuant to the vesting discussed above, for the nine months ended December 31, 2008, $77,550 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital.

Board of Director Fees

On April 20, 2007, the Board of Directors approved a resolution whereby members may receive stock in lieu of cash for Board meeting fees, Committee meeting fees and Committee Chairman fees.

For the nine months ended December 31, 2008, board members elected to receive 3,388,359 shares of common stock, respectively, in lieu of cash, ranging in value from $0.31 to $0.03 per share, representing the closing price of the Company’s stock on the date of grant. Total compensation for the nine months ended December 31, 2008 of $218,500 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to common stock and additional paid-in capital.

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

Company Goals

The following summarizes our goals for the next three months:

●	Continue to explore the potential for a strategic transaction to repay the Company’s debt and to continue operations;

●	Minimize operating and administration costs.

We need substantial additional funding or to enter into another type of strategic transaction to be able to repay our short term debt and to continue operations.  Our other goals are to enhance production from our existing wells, amend our two CO2 supply agreements and initiate development activities in our fields.

In October 2007 we raised approximately $12.2 million in short-term debt financing to enhance production and provide cash reserves. While we had intended to raise long-term debt  in 2007 to further our waterflood and CO2 EOR plans, weakness in the capital market conditions contributed to our change in strategy to raise short-term financing.  The raising of future funding is dependent on many factors, some of which are outside our control and are not assured. One major factor is the level of and projected trends in oil prices, which we cannot protect against by using hedging at this time.  Our short term debt was scheduled to mature on October 31, 2008.  On October 22, 2008, we and the Lender entered into an amendment to the credit agreement to extend the maturity for six months until April 30, 2009.

On August 7, 2008, we retained Growth Capital Partners, L.P. as the Company’s financial advisor to consider financing and other strategic alternatives, including the possible sale of the Company.  We have been unsuccessful in completing a strategic transaction.  Our ability to survive will be dependent upon completing a strategic transaction; however, there is no assurance that any transaction will be completed.

Liquidity and Capital Resources

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2008 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $ 67.0  million for the period from inception (February 4, 2004) to December 31, 2008.  At December 31, 2008 we had cash on hand of $1.4 million, short term debt of $10 million and a working capital deficit of approximately $7.8 million.  The debt is currently scheduled to mature on April 30, 2009. We require significant additional funding to repay the short term debt and to sustain our operations. Our ability to continue the Company as a going concern is dependent upon our ability to obtain additional funding in order to pay our short term debt and finance our planned operations.

Our primary source of liquidity to meet operating expenses and fund capital expenditures is our access to debt and equity markets. The debt and equity markets, public, private, and institutional, have been our principal source of capital used to finance a significant amount of growth, including property acquisitions. We will need substantial additional funding to survive and to pursue our business plan. The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the oil and natural gas industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, natural resources and foreign exchange markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, employment rates, business conditions, lack of available credit, the state of the financial markets and  interest rates may adversely affect our opportunities.

In October 2007, we issued $12,240,000 of short term debt the proceeds of which were intended to enhance our existing production and to provide cash reserves for operations. The debt was scheduled to mature on October 31, 2008. We had planned to secure longer term fixed rate financing to repay the short term debt and to commence our EOR development activities in the three fields of the Powder River Basin; however, due to difficulties in the capital debt markets, we have been unable to secure such financing.  On October 22, 2008 we and the lender entered into an amendment to the credit agreement to, among other terms, extend the maturity date by six months, until April 30, 2009.  In consideration for the extension and other terms, we made a principal payment of $2,240,000 reducing the outstanding balance to $10,000,000. We do not have cash available to repay this loan. If we are not successful in repaying this debt within the term of the loan, or default under the terms of the loan, the lender will be able to foreclose one or more of our three properties and other assets and we could lose the properties. A foreclosure could significantly reduce or eliminate our property interests or force us to alter our business strategy, which could involve the sale of properties or working interests in the properties. A foreclosure would adversely affect our results of operations and financial condition including a possible termination of business activities.

Beginning in March 2008, we reduced our level of staffing by laying off several employees whose positions were considered to be redundant based upon the anticipated closing of a farmout transaction with experienced industry operators. Neither the original nor a subsequently identified farmout transaction was completed; however we continued field and corporate operations utilizing the remaining staff and, on a very limited contract basis, the utilization of contract consultants.  At that time our monthly oil and gas production revenue was adequate to cover monthly field operating costs, production taxes and general and administrative expenses; however, interest payments on short term debt and payments relating to our crude oil hedging position resulted in negative cash flow each month.   The collapse of crude oil prices commencing in August 2008 and continuing to date has exacerbated the situation, such that at current NYMEX strip prices our expected future cash flows from crude oil sale are inadequate to cover monthly field operating costs, production taxes and general and administrative expenses.  This negative cash flow is offset to some extent by proceeds realized from our crude oil hedging position.  This hedge expires in October 2009.

We have executed two agreements to purchase CO2 for use in EOR operations in our fields.  These supply agreements are discussed in more detail in our Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission on June 30, 2008.  Both supply contracts are problematic in the current low commodity price environment and we have commenced discussions with both suppliers regarding amendments to the contracts to make them economically viable for us.  There is no assurance we will successfully complete any such amendments and in the event we do not, we will likely be unable to sustain operations or meet our obligations under the supply agreements.

On August 7, 2008, we retained Growth Capital Partners, L.P. as the Company’s financial advisor to consider financing and other strategic alternatives, including the possible sale of the Company. We have been unsuccessful in completing a strategic transaction.  Our ability to survive will be dependent upon completing a strategic transaction; however, there is no assurance that any transaction will be completed.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months December 31, 2007.

The following is a comparative summary of our results of operations:

	Three Months Ended December 31,
	2008	2007
Revenues:
Oil production (in barrels)	16,997	22,020
Net oil price (per barrel)	$44.00	$77.40
Oil sales	$746,967	$1,704,267
Gains (Losses) on derivative activities, net	1,586,911	(636,109)
Total revenues	2,333,878	1,068,158

Operating expenses:
Production taxes	90,940	207,588
Lease operating expenses	831,559	808,091
Depreciation, depletion, amortization and accretion	391,508	319,391
Impairment of proved properties	32,500,000	—

Exploration expense	4,293	55,945
General and administrative expense	780,261	1,735,482
Total operating expenses	34,598,561	3,126,497

Loss from operations	(32,264,683)	(2,058,339)

Other income (expense):

Interest expense and financing costs	(1,171,886)	(1,342,984)
Interest and other income	6,811	95,982
Total other expense	(1,165,075)	(1,247,002)

Net loss	$(33,429,758)	$(3,305,341)

Overview.  For the three months ended December 31, 2008, we reported a net loss of $33,429,758, or $0.29 per basic and fully-diluted share, compared to a net loss of $3,305,341, or $ 0.03 per basic and fully-diluted share, for the corresponding three months of 2007.  Discussions of individually significant period to period variances follow.

Revenue, production taxes, and lease operating expenses.  For the three months ended December 31, 2008, we recorded crude oil sales of $746,967 on 16,977 barrels of oil at an average price of $44.00, as compared to revenues of $1,704,267 on 22,020 barrels of oil at an average price of $77.40 per barrel in 2007. The period-to period variance reflects a volume variance of $(390,310)and a price variance of $(566,991) The decreased volume in 2008 reflects mechanical production problems resulting in a reduction in the number of  producing wells and curtailed production from other wells while flowline and other well repairs were carried out, coupled with overall production decline from year to year. Production taxes (including ad valorem taxes) of $90,940 in 2008 as compared to $ 207,588 in 2007 remained constant at 12% of crude oil sales revenues. Lease operating expenses in 2008 of $831,559 or $48.98/bbl showed an   increase from the prior year, $808,091 or $36.70/bbl, reflecting the significant amounts of downhole repair and other well work carried on in 2008 versus very little such work conducted in 2007.

Gains (losses) on risk management activities.  In connection with short term debt financing entered into in October 2007 we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $65 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production.  During the three months ended December 31, 2008 we recorded total gains on the derivative activities of $1,586,911, comprised of $144,285 of realized gains and $1,442,627 of unrealized gains of  reflecting the reversal of previously recorded unrealized losses.    For the comparable 2007 periods we recorded derivative losses of $636,196  comprised of recognized losses of  $57,674 and unrealized losses of $578,435

Depreciation, depletion and amortization.  For the three months ended December 31, 2008, we reflected depreciation, depletion, and amortization and accretion of  $391,508, made up of $305,210, ($17.98/bbl), related to oil and gas properties, $45,637 related to other assets, and accretion of the asset retirement obligation of $40,661 as compared to $319,391 made up of $282,928, $12.84/bbl, related to oil and gas properties, $47,684 related to other assets and accretion of the asset retirement obligation of $(11,221) for the corresponding three months ended December 31, 2007. The period-to period increase in dollars per barrel primarily reflects the increased base of proved property costs being amortized over a lower reserve base in 2008 as compared to 2007.

Impairment of unproved properties.  As of December 31, 2008 and in conjunction with the periodic assessment of impairment of unproved properties, we re-evaluated the carrying value of our unproved properties giving consideration to lower crude oil prices and the difficulties encountered in securing capital to develop the properties.  Accordingly, during the three months ended December 31, 2008 we recorded $32,500,000 of impairment expense of unproved properties, reflecting the excess of the carrying value over estimated realizable value of the assets.  No such impairment was recognized during the three months ended December 31, 2007.

General and administrative expense.  For the three months ended December 31, 2008, we reflected general and administrative expenses of $780,261 as compared to $1,735,482 for the corresponding three months ended December 31, 2007.  The decrease reflects a general lower level of activity in 2008 compared to 2007 and staff reductions carried out in March and April of 2008.  As of December 31, 2008 we had six employees in the corporate office and three in the field office in Wyoming as compared to seventeen and six, respectively, as of December 31, 2007. Salaries and benefit costs for the three months ended December 31, 2008 were $305,338 as compared to $805,073 for the same period in 2007.  Stock-based compensation expense was reduced to $143,553 in 2008 as compared to $394,209 in 2007 reflecting the expiration of stock options previously held by terminated employees.  In addition to personnel related cost reductions we implemented cost saving measures in several other cost categories including: 1) lower accounting and financial reporting contractor fees of $18,671 in 2008 compared to $116,657 in 2007 ; 2) lower travel and entertainment costs of $5,362 in 2008 compared to $27,611 in 2007; 3) lower investor relations fees of $15,784 in 2008 compared to $27,220 in 2007; 4) lower recruiting fees of zero in 2008 compared to $22,050 in 2007; and 5) lower audit and tax compliance fees of $26,886 in 2008 as compared to $76,289 in 2007.  We continue to initiate efforts to minimize general and administrative expenses including the recent engagement a commercial real estate broker to sublease or otherwise market the excess office space we have following our staff reductions earlier this year.

Interest expense and financing costs.  For the three months ended December 31, 2008, we reflected interest expense and financing costs of $1,171,886 as compared to $1,342,984 for the corresponding three months ended December 31, 2007.  The 2008 amount is comprised of interest paid on the Note Payable issued in October 2007 of $323,093 and amortization of deferred financing costs and discount on notes payable of  $848,793.The 2007 amount is comprised of $441,422 of interest paid on the Note Payable and $901,562 of amortization of deferred financing costs and discount on Note Payable.

Nine Months Ended December 31, 2008 Compared to Nine Months December 31, 2007.

The following is a comparative summary of our results of operations:

	Nine Months Ended December 31,
	2008	2007
Revenues:
Oil production (in barrels)	51,239	68,076
Net oil price (per barrel)	$90.59	$68.83
Oil sales	$4,641,836	$4,685,373
Gains (losses) on derivative activities, net	997,169	(636,109)
Total revenues	5,639,005	4,049,264

Operating expenses:
Production taxes	564,590	570,239
Lease operating expenses	2,004,422	2,087,753
Depreciation, depletion, amortization and accretion	1,046,166	1,097,255
Impairment of unproved properties	39,300,000	—

Exploration expense	13,896	186,772
General and administrative expense	2,788,415	5,788,574
Total operating expenses	45,717,489	9,730,593

Loss from operations	(40,078,484)	(5,681,329)

Other income (expense):
Liquidated damages pursuant to registration rights arrangement		(2,645,393)
Interest expense and financing costs	(4,594,283)	(1,555,417)
Interest and other income	26,129	169,846
Total other expense	(4,568,154)	(4,030,964)

Net loss	$(44,646,638)	$(9,712,293)

Overview.  For the nine months ended December 31, 2008, we reported a net loss of $44,646,638, or $0.39 per basic and fully-diluted share, compared to a net loss of $9,712,293 or $(0.09) per basic and fully-diluted share, for the corresponding nine months of 2007.  Discussions of individually significant period to period variances follow.

Revenue, production taxes, and lease operating expenses.  For the nine months ended December 31, 2008, we recorded crude oil sales of $4,641,836 on 51,239 barrels of oil at an average price of $90.59 as compared to revenues of $4,685,373 on 68,076 barrels of oil at an average price of $68.83 per barrel in 2007. The period-to period variance reflects a volume variance of $(1,158,817) and a price variance of $1,115,279. The decreased volume in 2008 reflects mechanical production problems resulting in a reduction in the number of  producing wells and curtailed production from other wells while flowline and other well repairs were carried out, coupled with overall production decline from period-to-period. Production taxes (including ad valorem taxes) of $564,590 in 2008 as compared to $570,239 in 2007 remained constant at % of crude oil sales revenues. Lease operating expenses decreased to $2,004,422 ($39.12/bbl) in 2008 compared to $2,087,753 ($30.67/bbl) in 2007.   The period to period lease operating expense variance is comprised of volume variance of $516,356 and a cost variance of $(433,025).  The higher per barrel costs in 2008 reflect the significant amounts of downhole repair and other well work carried on in 2008 in an effort to slow production decline, versus very little such work conducted in 2007.

Gains (losses) on risk management activities.  In connection with short term debt financing entered into in October 2007 we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $65 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production.  During the nine months ended December 31, 2008 we recorded total gains on the derivative activities of $997,169, comprised of $505,623 of realized losses and $1,502,792 of unrealized gains reflecting the reversal of previously recorded unrealized losses.  For the comparable 2007 periods we recorded derivative losses of $636,196  comprised of recognized losses of  $57,674 and unrealized losses of $578,435

Depreciation, depletion and, amortization.  For the nine months ended December 31, 2008, we reflected depreciation, depletion, and amortization and accretion of  $1,046,166, made up of $784,263, ($15.31/bbl), related to oil and gas properties, $144,132 related to other assets), and accretion of the asset retirement obligation of $117,771 as compared to $1,097,255 made up of $902,058, ($13.25/bbl), related to oil and gas properties, $128,810 related to other assets and accretion of the asset retirement obligation of $66,387 for the corresponding three months ended December 31, 2007. The period-to period increase in dollars per barrel primarily reflects the increased base of proved property costs being amortized over a lower reserve base in 2008 as compared to 2007Impairment of unproved properties.  As of December 31, 2008 and in conjunction with the periodic assessment of impairment of unproved properties, we-evaluated the carrying value of our unproved properties giving consideration to lower crude oil prices and the difficulties encountered in securing capital to develop the properties.  Accordingly, during the nine months ended December 31, 2008 we recorded $39,300,000 of impairment expense of unproved properties, reflecting the excess of the carrying value over estimated realizable value of the assets. No such impairment was recognized during the nine months ended December 31, 2007.

General and administrative expense.  For the nine months ended December 31, 2008, we reflected general and administrative expenses of $ 2,788,415 as compared to $5,788,574 for the corresponding nine months ended December 31, 2007.  The decrease reflects a general lower level of activity in 2008 compared to 2007 and staff reductions carried out in March and April of 2008.  As of December 31, 2008 we had six employees in the corporate office and three in the field office in Wyoming as compared to seventeen and six, respectively, as of December 31, 2007. Salaries and benefit costs for the nine months ended December 31, 2008 were $1,007,380 as compared to $2,215,634 for the same period in 2007.  Stock-based compensation expense was reduced to $648,531 in 2008 as compared to $1,045,093 in 2007 reflecting the expiration of stock options previously held by terminated employees.  In addition to personnel related cost reductions we implemented cost saving measures in several other cost categories including: 1) lower accounting and financial reporting contractor fees of $116,257 in 2008 compared to $462,730 in 2007; 2) lower IT consulting and systems costs of $95,388 in 2008 compared to $165,584 in 2007; 3) lower investor relations fees of $ 67,260 in 2008 compared to $119,304 in 2007; 4) lower recruiting fees of zero in 2008 compared to $263,270 in 2007; 5) lower travel and entertainment expenses of $62,398 in 2008 compared to $160,217 in 2007; and 6) lower legal fees of $234,999 in 2008 as compared to $293,491 in 2007  In addition audit, tax compliance and Sarbanes Oxley fees were reduced to $191,773 in 2008 from $522,318 in 2007.  These cost savings were partially offset by higher office rent expense of $300,909 in 2008 compared to $188,855 in 2007 reflecting a full nine months of higher rent on the larger office space we occupied in August 2007.  We continue to initiate efforts to minimize general and administrative expenses including the recent engagement a commercial real estate broker to sublease or otherwise market the excess office space we have following our staff reductions earlier this year.

Liquidated damages pursuant to registration rights arrangement.  Our Registration Statement on Form S-1 was declared effective by the SEC on October 31, 2007 and has been maintained effective since that date.  Accordingly, we recorded no liquidated damages pursuant to the registration rights arrangement in the nine months ended December 31, 2008, as compared to $2,645,393 in the comparable period in 2007.

Interest expense and financing costs.  For the nine months ended December 31, 2008, we reflected interest expense and financing costs of $4,594,282 as compared to $1,555,417 for the corresponding nine months ended December 31, 2007.  The 2008 amount is comprised of interest paid on the Note Payable issued in October 2007 of $1,069,733 and amortization of deferred financing costs and discount on notes payable of  $3,524,549.The 2007 amount is comprised of $442,108 of interest paid on the Note Payable and $1,13,309 of amortization of deferred financing costs and discount on Note Payable.

The following is a summary of Rancher Energy’s comparative cash flows:

	For the Nine Months Ended December 31,
	2008	2007
Cash flows from:
Operating activities	$(2,399,188)	$(3,560,062)
Investing activities	$(670,188)	$(2,393,803)
Financing activities	$(2,341,470)	$11,077,073

Cash flows used for operating activities decreased as a result of lower general and administrative expenses as discussed above, partially offset by payments to settle derivative activity losses and interest expense incurred in connection with the October 2007 short term financing.

Cash flows used for investing activities decreased in the 2008 period compared to the 2007 period as we expended significantly less on oil and gas properties, $230,000 in 2008 compared to $2,088,000 in 2007.  In response to our lack of success in securing additional financing during the period, we have curtailed capital spending to the minimum required to maintain current levels of crude oil production.

Cash flows used for financing activities  in 2008 includes the repayment of a portion of the debt incurred in 2007 ($2,240,000) and  financing costs incurred to complete requirements of the short term debt agreement ..  The source of cash in 2007 represents the proceeds for the short term debt, net of offering and finance costs.

Off-Balance Sheet Arrangements

Under the terms of the Term Credit Agreement entered into in October 2007 we were required to hedge a portion of our expected production and we entered into a costless collar agreement for a portion of our anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. During the nine months ended December 31, 2008 we reflected realized losses of $506,623 and unrealized gains of $1,502,792 from the hedging activity, compared to realized losses of $57,674 and unrealized losses of $578,435 for the comparable period of 2007..

We have no other off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the year ended March 31, 2008. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the three months ended December 31, 2008.

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

PART II. OTHER INFORMATION.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2008, pursuant to our compensation arrangement with our non-employee directors, we issued 2,653,845 shares of our common stock in the aggregate under our 2006 Stock Incentive Plan to our non-employee directors for their service on our Board of Directors and for attending board and committee meetings, as the case may be.  More specifically, we issued to the following directors the shares specified: (i) William A. Anderson 634,615 shares; (ii) Joseph P. McCoy, 721,154 shares; (iii) Patrick M. Murray, 432,692 shares; (iv) Myron M. Sheinfeld, 432,692 shares, and (v) Mark Worthey, 432,692 shares.

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

RANCHER ENERGY CORP., Registrant

Dated: February 17, 2009	By:	/s/ John Works
John Works, President, Chief Executive Officer,
Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer)

Dated: February 17, 2009	By:	/s/ Richard E. Kurtenbach
Richard E. Kurtenbach, Chief Accounting Officer
(Principal Accounting Officer)