Form 10-K/A
period 2009-03-31
RANCHER ENERGY CORP.
filed 2009-07-28
CIK 1287900

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

The number of shares outstanding of the registrant’s common stock as of July 24, 2009 was 119,516,723.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, originally filed on July 14, 2009 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2009.  Further, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification.  Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

As used in this document, references to “Rancher Energy”, “our company”, “the Company”, “we”, “us”, and “our” refer to Rancher Energy Corp. and its wholly-owned subsidiary.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table.  The expiration of each of their current terms as directors of the Company expires at the next annual meeting of the Company’s stockholders.

Name	Age	Positions Held	Beginning of Term of Service
John Works	55	Director, President, Chief Executive Officer, Chief Financial Officer	May 18, 2006
William A. Anderson	69	Director	April 20, 2007
Joseph P. McCoy	58	Director	April 20, 2007
Patrick M. Murray	66	Director	April 20, 2007
Myron (Mickey) M. Sheinfeld	79	Director	April 20, 2007
Mark Worthey	51	Director	February 16, 2007
Richard Kurtenbach	54	Chief Accounting Officer	August 27, 2007

The following identifies the background information for our directors, officers and other key employees.

John Works - Director, President, Chief Executive Officer and Chief Financial Officer

Mr. Works has been our President, Chief Executive Officer and a member of our Board of Directors since May 15, 2006. Mr. Works was also appointed Secretary and Treasurer on June 24, 2008 and has served as our Chief Financial Officer since August 3, 2007. Mr. Works brings over 25 years of experience in the global oil and gas industry as a corporate executive, investment banker and lawyer focusing on originating, structuring, financing and implementing domestic and international oil and gas projects. Mr. Works was the founder and Managing Director of Emerging Markets Finance International, LLC (EMFI) of Denver, Colorado from March 2002 to May 2006. The firm was an emerging markets international financial advisor and arranger, with oil and gas projects as its core area of expertise. In 2005, Mr. Works served as President and Chief Operating Officer of American International Depository & Trust and in 2001 Mr. Works served as Senior Vice President of International Producer Finance at Shell Capital in Houston, Texas. From 1999 to 2001 Mr. Works was President and Chief Executive Officer of The Rompetrol Group in Bucharest, Romania, one of Romania’s largest privately-owned oil and gas companies. From 1997 to 1999 Mr. Works served as Senior Vice President and Deputy Head of Project Finance Advisory at the ABN Amro Bank in Amsterdam, the Netherlands. From 1996 to 1997 Mr. Works was Vice President, Emerging Markets, Former Soviet Union, at J.P. Morgan's investment banking unit in London, England. Mr. Works served as Vice President and Legal Relationship Manager from 1990 to 1996 in J.P. Morgan's New York office involved in U.S. and global project advisory and merger and acquisition assignments. Mr. Works began his career in 1982 and served as a corporate finance attorney with several Wall Street firms including Shearman & Sterling and Cahill Gordon & Reindel in New York. Mr. Works was educated at the University of Denver College of Law (J.D. 1982), the Institut d'Etudes Politiques de Paris (Certificat d'Etudes Politiques 1978), the Universite de Paris-IV (Sorbonne) (Certificat de Langue Française 1977), and the University of Kansas (B.A. 1977). Mr. Works is a U.S. national and is fluent in English and French.

William A. Anderson – Director

Mr. Anderson has been a member of our Board of Directors since April 20, 2007. Mr. Anderson has been a consultant for Eastman Dillon Oil and Gas Association since January 2006. From 1989 through 2005, he was a founder and partner of Weller, Anderson & Co. Ltd., a full-service stock brokerage firm. Prior to founding Weller in 1989, Mr. Anderson held several senior executive positions, including president of HARC Technologies, president of Rainbow Pipeline Company, president of Farmers Oil Company, chief financial officer of ENSTAR Corporation, and general partner and senior vice president of Blyth, Eastman, Dillon & Co. Mr. Anderson has extensive corporate board experience, having served as a director, committee chairman and/or committee member for a number of organizations, including Far East Energy Corporation (a reporting company), Tom Brown, Inc., NationsBank Houston, Northern Trust Bank of Texas, American Income Life Insurance Company, Wing Corporation and Seven J-Stock Farm, Inc. He holds an MBA from the Harvard Business School and a B.S. in Business Administration from the University of Arkansas.

Joseph P. McCoy – Director

Mr. McCoy has been a member of our Board of Directors since April 20, 2007. From April 2005 to April 2006, Mr. McCoy was senior vice president and chief financial officer of Burlington Resources Inc., one of the world’s largest independent oil and gas companies prior to being acquired by ConocoPhillips in 2006. His previous positions include vice president, controller, and chief accounting officer of Burlington Resources (April 2001 to April 2005); vice president and controller of Vastar Resources; and vice president finance, planning, and control of ARCO Alaska, where he was employed for more than 20 years. Mr. McCoy has been a member of the Board of Directors of Linn Energy, LLC, a reporting company, since October 2007. He also has been a member of the Board of Directors of BPI Energy Holding, Inc., a reporting company, since November 2007. Mr. McCoy holds an MS in Accounting and an MBA from Northeastern University and a B.A. in Economics from College of the Holy Cross. He is a CPA.

Patrick M. Murray – Director

Mr. Murray has been a member of our Board of Directors since April 20, 2007. In May 2007, Mr. Murray retired from his positions as CEO and Chairman of the Board of Dresser, Inc., a worldwide industry leader in providing highly engineered products for the global energy infrastructure, which positions he held since April 2001. He had previously served as president of Dresser Equipment Group and vice president, strategic initiatives as well as vice president, operations of Dresser Industries. Prior assignments include president of Sperry-Sun Drilling Services, controller of NL Industries, a manufacturing company, and various financial and analyst positions with Exxon Company USA. Mr. Murray is currently a member of the board of directors of the following reporting companies: Precision Drilling Corp., Harvest Natural Resources, and Wellstream Holdings, Plc., a London Stock Exchange listed company. In addition, Mr. Murray also serves as a director on the following non-reporting entities: The Texas Business Hall of Fame. the World Affairs Council of Dallas Fort Worth, the Board of Regents of Seton Hall University, and the Advisory Board of the Maguire Energy Institute of Southern Methodist University. He holds a B.S. in Accounting and an MBA from Seton Hall.

Myron (Mickey) M. Sheinfeld – Director

Mr. Sheinfeld has been a member of our Board of Directors since April 20, 2007. Since April 16, 2007, Mr. Sheinfeld has been counsel with King & Spalding LLP, one of the world’s largest law firms. From April 2001 through mid-April 2007, Mr. Sheinfeld was senior counsel with Akin, Gump, Strauss, Hauer & Feld LLP, and for more than 30 years prior to that assignment he was an attorney and partner with Sheinfeld, Maley & Kay P.C. He is a former Assistant United States Attorney for the Southern District of Texas, and has been an adjunct professor of law with the University of Michigan, the University of Texas and the University of Houston Schools of Law. His current board experience is committee chairman and member roles on the board of Nabors Industries Ltd, a reporting company. In addition, Mr. Sheinfeld is a director (and former president) of the non-reporting entity, National Association of Corporate Directors, the Tri Cities Chapter (Houston, Austin and San Antonio); and a member of the board of governors of the non-reporting entity, The Downtown Club Houston. Mr. Sheinfeld holds a B.A. from Tulane University and a J.D. from the University of Michigan Law School.

Mark Worthey – Director

Mr. Worthey has been a member of our Board of Directors since February 16, 2007. He was a founding officer of Denbury Resources Inc. since his employment there in 1992. In 2006, Mr. Worthey retired from Denbury Resources as Senior Vice President—Operations, where he was responsible for all aspects of the company’s field operations. Denbury Resources owns the largest reserves of CO2 used for tertiary oil recovery east of the Mississippi River, is the largest oil and gas operator in Mississippi, and holds key operating acreage in the onshore areas of Louisiana, Alabama, and the Texas Barnett Shale. Mr. Worthey also worked at Coho Resources from 1985 to 1992 as a geologist and then as an exploitation manager. He also worked at Newport Petroleum as a geologist from 1984 to 1985. Mr. Worthey served as a board member of Genesis Energy, L.P. from 2002 until 2006. Mr. Worthey graduated from Mississippi State University with a B.S. in Petroleum Geology in 1984.

Richard Kurtenbach – Chief Accounting Officer

Richard E. Kurtenbach, 54, became our Chief Accounting Officer on August 27, 2007. From April 2004 to August 2007, Mr. Kurtenbach was Vice President—Administration and Controller with publicly-traded Galaxy Energy Corporation where he was responsible for all administrative and accounting functions, including preparation of financial statements for SEC filings, internal controls and Sarbanes-Oxley compliance, financial modeling and management of joint interest activities for domestic and international drilling programs. From May 2003 to March 2004, Mr. Kurtenbach was Accounting Supervisor— Financial Reporting for Marathon Oil Company’s Powder River Business Unit, where he was responsible for the preparation and analysis of the Unit’s monthly and quarterly financial statements. From 2002 to 2003, Mr. Kurtenbach was self employed as a consultant to small energy companies advising management on financial, accounting auditing and taxation matters. From 1998 to 2001, Mr. Kurtenbach was the Finance and Administrative Manager for Hilton Petroleum, where he was responsible for the management of all financial, accounting and administrative matters for the Canadian publicly traded company. From 1985 to 1997, Mr. Kurtenbach was Manager—Commercial Services, American Region (1995-1997), Manager—Finance and Administration (1987-1995), and Financial Controller (1985-1987) at Ampolex (USA), Denver, Colorado, where he managed all financial accounting and administrative matters for the domestic and South American operations for the Australian publicly traded company. From 1983 to 1985, Mr. Kurtenbach was Controller of Phelps Dodge Fuel Development Corporation. From 1980 to 1983, Mr. Kurtenbach was Controller for Calvin Exploration Inc. in Denver, Colorado. From 1978 to 1980, Mr. Kurtenbach worked as a staff auditor at Price Waterhouse. Mr. Kurtenbach received a B.S. in Accounting from Illinois State University in Normal, Illinois (1978) and was licensed as a Certified Public Accountant in Illinois in 1978 and Colorado in 1981.

Audit Committee.

Our Audit Committee (the “Audit Committee”) was formed on May 31, 2007. The responsibilities of our Audit Committee include overseeing our financial reporting process, reporting the results of its activities to the Board of Directors, retaining and ensuring the independence of our auditors, approving services to be provided by our auditors, reviewing our periodic filings with the independent auditors prior to filing, and reviewing and responding to any matters raised by the independent auditors in their management letter. The members of our Audit Committee are Messrs. McCoy (Chairman), Anderson and Sheinfeld. A copy of our Audit Committee charter is included on our website at http://www.rancherenergy.com/. The Board of Directors has determined that Mr. McCoy meets the qualifications of an “audit committee financial expert” as that term is defined in Regulation S-K and the qualification of “financial sophistication” under NASDAQ rules.

Compensation Committee. The Compensation Committee reviews and recommends to the Board of Directors the salaries, bonuses and prerequisites of our Company’s executive officers. The Compensation Committee also reviews and recommends to the Board of Directors any new compensation or retirement plans and administers such plans. The Compensation Committee is comprised of three non-employee Board members, Messrs. Murray (Chairman), Anderson and Worthey. A copy of our compensation committee charter is included on our website at http://www.rancherenergy.com/.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee establishes internal corporate policies and has the power to nominate persons to serve on our Board of Directors. When considering potential director candidates for nomination or election, this committee considers, among other things, a high standard of personal and professional ethics, integrity and values, professional experience, industry knowledge and a willingness to act in the best interests of the Company. Potential candidates should be referred to the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee shall maintain a list of director candidates to consider and propose to the Board of Directors, as required. The members of the Nominating and Corporate Governance Committee are Messrs. Sheinfeld (Chairman), McCoy, Murray and Worthey.  A copy of our nominating committee charter is included on our website at http://www.rancherenergy.com/.

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

Based solely on a review of copies of such reports furnished to us and written representation that no other reports were required during the fiscal year ended March 31, 2009, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission (“SEC”).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers, and employees.  The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies outlined in our Code of Business Conduct and Ethics.  Our Code of Business Conduct and Ethics can be found at http://www.rancherenergy.com/.

ITEM 11.   EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth in summary form the compensation received by our named executive officers who consist of the Chief Executive Officer and Chief Financial Officer, Chief Accounting Officer, and former Chief Operating Officer during the last two fiscal years.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (A)	All Other Compensation(B)	Total

John H. Works	2009	$225,000	$—	$—	$13,800	$238,800
President, Chief Executive Officer and Chief Financial Officer	2008	$225,000	$22,500	$—	$13,800	$261,300

Richard E. Kurtenbach	2009	$175,000	$—	$—	$11,800	$186,800
Chief Accounting Officer (D)	2008	$105,449	$17,500	$94,756	$3,599	$221,304

Andrew Casazza	2009	$13,333	$—	$—	$14,621	$27,954
Chief Operating Officer (E)	2008	$160,000	$16,000	$—	$11,200	$187,200

(A)           The amount in this column reflects the total grant date fair value for financial statement reporting purposes for awards granted in the fiscal year ended March 31, 2008, in accordance with FAS 123(R). Please refer to Note 7 of the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2008, which begin on page F-18, for a discussion of the assumptions made in the valuation of the stock option awards.

(B)           For Mr. Works and Mr. Kurtenbach, Other Compensation represents auto allowances and contributions to their respective 401(k) accounts. For Mr. Casazza, Other Compensation represents auto allowances, contributions to his 401(k) account and payment for accrued but unused vacation as of his termination.

(C)           Mr. Works also served as a member of our Board of Directors for no additional compensation.

(D)           Mr. Kurtenbach was appointed our Chief Accounting Officer on August 3, 2007.

(E)           Mr. Casazza resigned from his position as our Chief Operating Officer effective April 30, 2008.

Employment Agreements; Potential Payments Upon Termination or Change-in-Control

Employment Agreements

We entered into an employment agreement with John H. Works, dated June 1, 2006, pursuant to which he agreed to become our President, Chief Executive Officer, and a member of our Board of Directors.  The term of Mr. Works’ agreement is two years, beginning May 1, 2006.  The agreement shall automatically be renewed for two year terms unless prior to the commencement of the additional term: (i) either party gives thirty-days’ written notice of such party’s desire to terminate the agreement or (ii) the parties cannot agree to mutually acceptable terms for the additional term.  We amended Mr. Works’ employment agreement on March 14, 2007 pursuant to which we pay him an annual salary of $225,000 per year.  Under Mr. Works’ agreement as amended, we reimburse him for out-of-pocket expenses incurred by him up to $10,000 per month and pay him an automobile allowance of $400 per month.  In conjunction with his employment and as an incentive to become our President and Chief Executive Officer, we granted to Mr. Works, under his employment agreement, an option to purchase 4,000,000 shares of our common stock at a price of $0.00001 per share.  The options vested 1,000,000 shares upon grant and vested 250,000 shares quarterly thereafter, beginning June 1, 2006 through May 31, 2009.  As of May 31, 2009, all of Mr. Works’ options to purchase 4,000,000 shares of our common stock have been exercised.

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

If we terminate the employment of Mr. Kurtenbach for cause, we are obligated to pay him no later than ten days following the date of termination, a lump sum equal to Mr. Kurtenbach’s accrued base salary through the date of termination, and any and all accrued vacation pay, and accrued benefits through the date of termination. If we terminate the employment of Mr. Kurtenbach without cause or if he resigns for good reason, Mr. Kurtenbach is entitled to receive (i) his base salary accrued through the date of termination, (ii) any and all accrued vacation and accrued benefits through the date of termination and (iii) his base salary at the rate in effect on the date of notice of termination for a period of six months thereafter.

The following table describes and quantifies certain compensation that would become payable under the existing employment agreements with our executive officers if their employment had been terminated on March 31, 2009 by us without cause, or by Mr. Works or Mr. Kurtenbach for good reason given each of their compensation and service levels as of such date and, if applicable, based on our closing stock price on that date:

	By Company Without Cause	By Officer for Good Reason
Mr. Works	$56, 250	—
Mr. Kurtenbach	$87,500	$87,500

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth certain information regarding stock options held by the named executive officers as of March 31, 2009.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) (A)	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable

John H. Works	250,000	250,000	$0.00001	None
Richard E. Kurtenbach	150,000	300,000	$0.45	8/27/12

(A) Mr. Works’ options vested 250,000 shares quarterly for each quarter ended from August 31, 2006 through May 31, 2009. Mr. Kurtenbach’s options vest 150,000 shares annually from August 27, 2008 through August 27, 2010.

Director Compensation

We compensated our non-employee Directors during our last fiscal year, which ended March 31, 2009, using a mix of compensation, including: an annual retainer paid in shares of common stock, meeting fees and committee chair fees. Directors who are our employees receive no additional compensation for serving on the Board of Directors.

Cash Compensation and Equity Compensation

All non-employee Directors receive $45,000 annual compensation, which is paid quarterly in shares of our common stock and is priced at the fair market value at the end of each fiscal quarter represented by the closing price on the last trading day of the quarter. Each non-employee Director also receives $6,000 per year, plus reasonable out of pocket expenses, to attend Board of Directors meetings. If a non-employee Director is a member of a committee, he or she receives $4,000 per year for committee meetings. A committee chairman receives $6,000 per year, except the audit committee chairman receives $10,000 per year. Meeting payments are made quarterly and a Director may receive stock in lieu of cash under the 2006 Stock Incentive Plan, which will be computed using the ratio of $1.50 of our common stock for each $1.00 to be paid in cash to the Director. In addition to the above compensation, each non-employee director received in conjunction with his joining the Board of Directors a stock grant of 100,000 shares of our common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter.

The following table contains information pertaining to the compensation of our non-employee Directors during the fiscal year ended March 31, 2009.

Name	Fees Earned Or Paid In Cash	Stock Awards (A)	Option Awards	All Other Compensation	Total

William A. Anderson	—	$49,500	—	—	$49,500

Joseph P. McCoy	—	$56,250	—	—	$56,250

Patrick M. Murray	$12,000	$33,750	—	—	$45,750

Myron M. Sheinfeld	$12,000	$33,750	—	—	$45,750

Mark A. Worthey	$3,500	$44,250	—	—	$47,750

(A)           Stock Awards compensation reflects the grant date fair value as measured in accordance with FAS 123(R). During the fiscal year ended March 31, 2009, each director received the following shares of common stock during the last fiscal year as fees for his service on our Board of Directors and committees (as the case may be): Mr. Anderson received 797,840 shares; Mr., McCoy received 906,638 shares; Mr. Murray received 543,982 shares; Mr. Sheinfeld received 543,982 shares; and Mr. Worthey received 595,917 shares.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of July 24, 2009 there were 119,516,723 shares of common stock outstanding. The following sets forth, as of July 24, 2009, the ownership of our common stock held by each person who beneficially owns more than 5% of our common stock, each of our directors, each executive officer, and all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly and the named person possesses sole voting and sole investment power with respect to all such shares. Shares not outstanding but deemed beneficially owned because a person or a member of a group has a right to acquire them within sixty (60) days after July 24, 2009 are treated as outstanding only when determining the amount and percentage owned by such person or such group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1) (2)	Percent of Common Stock Outstanding (3)

John H. Works, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer (4) 999-18th Street, Suite 3400 Denver, Colorado 80202	3,350,000	2.8%

William A. Anderson, Director (5) 999-18th Street, Suite 3400 Denver, Colorado 80202	1,078,106	*

Joseph P. McCoy, Director (6) 999-18th Street, Suite 3400 Denver, Colorado 80202	1,199,577	1%

Patrick M. Murray, Director (7) 999-18th Street, Suite 3400 Denver, Colorado 80202	761,345

Myron (Mickey) M. Sheinfeld, Director (8) 999-18th Street, Suite 3400 Denver, Colorado 80202	761,345	*

Mark A. Worthey, Director (9) 999-18th Street, Suite 3400 Denver, Colorado 80202	872,183	*

Richard E. Kurtenbach, Chief Accounting Officer (10) 999-18th Street, Suite 3400 Denver, Colorado 80202	150,000	*

All Executive Officers and Directors as a Group (7 persons)	8,172,556	6.8%

Hound Partners LLC, Hound Performance, LLC, Jonathan Auerbach. (11) 101 Park Avenue, 48th Floor New York, NY 10178	13,228,463	11.07%

Hound Partners, LP, (12) 101 Park Avenue, 48th Floor New York, NY 10178	7,349,072	6.15%

Hound Partners Offshore Fund, LP (13) 101 Park Avenue, 48th Floor New York, NY 10178	8,456,057	7.07%

Persistency, Persistency Capital, LLC, Andrew Morris (14) c/o 1270 Avenue of the Americas, Suite 2100 New York, NY 10020	10,227,781	8.56%

The Bessemer Group, Incorporated, Bessemer Trust Company, N.A., Bessemer Investments Management, LLC, Old Westbury Real Return Fund (15)	11,329,358	9.48%

Sergei Stetsenko (16) Paradeplatz 4 Zurich 8001 Switzerland	8,896,000	7.44%

*Less than 1%

(1)  Under SEC Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Proxy Statement.

(2)  Except as indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

(3)  Percentages are based on an aggregate 119,516,723 shares issued and outstanding as of July 24, 2009.

(4)  Of this total, Mr. Works does not claim beneficial ownership or control of 75,000 shares, which have been previously gifted by Mr. Works to a family member. Mr. Works also has beneficial ownership and control over 25,000 shares of common stock that are held by The David Works Family Trust of which he is the trustee and 175,000 shares that are held by trusts for the benefit of his minor children of which he is the trustee.

(5)  Includes options held by Mr. Anderson to purchase 4,000 shares of Common Stock for $1.02 per share that will expire on April 20, 2017. 100,000 shares held directly by Mr. Anderson are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter. Mr. Anderson also has beneficial ownership and control over 10,000 shares of common stock held by Anderson Securities Corp.

(6)  Includes options held by Mr. McCoy to purchase 4,000 shares of Common Stock for $1.02 per share that will expire on April 20, 2017. 100,000 shares held by Mr. McCoy are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(7)  Includes options held by Mr. Murray to purchase 4,000 shares of Common Stock for $1.02 per share that will expire on April 20, 2017. 100,000 shares held by Mr. Murray are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(8)  Includes options held by Mr. Sheinfeld to purchase 4,000 shares of Common Stock for $1.02 per share that will expire on April 20, 2017. 100,000 shares held by Mr. Sheinfeld are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(9)  Includes options held by Mr. Worthey to purchase 10,000 shares of Common Stock for $1.63 per share that will expire on February 16, 2012.
100,000 shares held by Mr. Worthey are subject to the right of forfeiture and vested 20% (or 20,000 shares) upon grant and 20% on each one year anniversary thereafter.

(10)  Mr. Kurtenbach has options to purchase 450,000 shares of common stock at an exercise price of $0.45 per share, which vest 33-1/3% on August 27, 2008, 33-1/3% on August 27, 2009, and 33-1/3% on August 27, 2010. These options expire on August 27, 2012.

(11)  Jonathan Auerbach, as managing member of Hound Performance, LLC, the general partner for both Hound Partners, LP and Hound Partners Offshore Fund LP, has voting power and investment control over shares of stock owned by Hound Partners LP and Hound Partners Offshore Fund LP. Information obtained from a Schedule 13G filed February 13, 2009.

(12)  Jonathan Auerbach, as managing member of Hound Performance, LLC, the general partner for both Hound Partners, LP and Hound Partners Offshore Fund LP, has voting power and investment control over shares of stock owned by Hound Partners LP and Hound Partners Offshore Fund LP. Includes Warrant to purchase 1,326,400 shares of common stock at an exercise price of $1.50 per share and expire March 30, 2012. Information obtained from a Schedule 13G filed February 13, 2009.

(13)  Jonathan Auerbach, as managing member of Hound Performance, LLC, the general partner for both Hound Partners, LP and Hound Partners Offshore Fund LP, has voting power and investment control over shares of stock owned by Hound Partners LP and Hound Partners Offshore Fund LP. Includes Warrant to purchase 1,340,266 shares of common stock at an exercise price of $1.50 per share and expire March 30, 2012. Information obtained from a Schedule 13G filed February 13, 2009.

(14)  Includes warrants to purchase 3,333,333 shares of common stock at an exercise price of $1.50 per share and expire March 30, 2012. Information obtained from a Schedule 13G filed February 13, 2009.

(15)  Information obtained from a Schedule 13D filed April 7, 2008.

(16)  Information obtained from a Schedule 13D filed February 5, 2009.

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company that are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	576,000	$0.61	9,424,000
Equity compensation plans not approved by security holders	500,000	$0.00001
Total	1,076,000	$0.32	9,424,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Related Transactions

Pursuant to the employment agreements we have entered into with our executive officers, we have the obligations under those agreements as more fully described in “Executive Compensation” above.

On April 20, 2007, our Board of Directors appointed Messrs. William A. Anderson, Joseph P. McCoy, Patrick M. Murray, and Myron M. Sheinfeld as members of the Board of Directors to serve until the next annual meeting of stockholders or their successor is duly elected and qualified. We had no special arrangements, related party transactions, or understandings with the foregoing appointed directors in connection with their appointment to the Board of Directors, except that compensation arrangements have been made as follows. On April 20, 2007, each newly appointed director was granted an option to purchase 10,000 shares of our common stock pursuant to our 2006 Stock Incentive Plan. The exercise price of the initial grant was $1.02 per share, the fair market value of our common stock on the date of grant. The option vests 20% (2,000 shares) on each one year anniversary of the date of the initial grant and will be exercisable for a ten-year term. Under our compensation arrangements with each director identified above and Director Mark A. Worthey, each is entitled to receive annual grants of options to purchase 10,000 shares priced at the future grant dates. On May 31, 2007, each of the directors identified above also received a stock grant of 100,000 shares of the Company’s common stock pursuant to a restricted stock agreement that vests 20% (20,000 shares) on the anniversary date of grant per year thereafter.

On May 31, 2007, we granted 100,000 shares of our common stock pursuant to a restricted stock agreement to Mr. Worthey with the same vesting terms as received by Messrs. Anderson, McCoy, Murray and Sheinfeld described in the above paragraph. The foregoing stock grant was made to align Mr. Worthey’s stock ownership interests with Messrs. Anderson, McCoy, Murray and Sheinfeld. On February 16, 2007, in connection with Mr. Worthey’s election to our Board of Directors, we also granted Mr. Worthey an option to purchase 10,000 shares of our common stock pursuant to our 2006 Stock Incentive Plan. The exercise price is $1.63 per share, the fair market value of our common stock on the date of grant. The options vest 50% on the first anniversary date of the grant and 50% on the second anniversary date of the grant, and have a five-year term.

In addition, each of our non-employee directors receives an annual retainer fee of $45,000 payable in shares of our common stock, to be paid quarterly and priced at fair market value at the end of each fiscal quarter. Each of our non-employee directors will also receive $6,000 per year, plus reasonable out of pocket expenses, to attend the quarterly Board of Directors meetings. If a non-employee director is a member of a committee, he will receive $4,000 per year and a committee chairman will receive $6,000 per year, except an audit committee chairman will receive $10,000 per year. A director may receive stock in lieu of cash, which will be computed using the ratio of $1.50 of the Company’s common stock for each $1.00 to be paid in cash to the director. The following table summarizes issuances of common stock pursuant to our Board compensation arrangement in the aggregate:

Date of Issue	Number of Shares Issued	Fair Market Value Per Share at Issue Date

June 30, 2007	101,713	$0.73
September 30, 2007	181,098	$0.41
December 31, 2007	275,001	$.027
March 31, 2008	190,385	$0.39
June 30, 2008	239,514	$0.31
September 30, 2008	495,000	$0.15
December 31, 2008	2,653,845	$0.026
March 31, 2009 (1)	0	N/A

(1) All of the non-employee directors elected to forgo stock compensation for the quarter ended March 31, 2009.

The Company has not implemented a formal written policy concerning the review of related party transactions, but compiles information about transactions between the Company and its directors and officers, their immediate family members, and their affiliated entities, including the nature of each transaction and the amount involved. The Audit Committee has responsibility for reviewing these transactions.

Director Independence

Our Board of Directors is comprised of six individuals.  We have determined that five of our directors (Messrs. Anderson, McCoy, Murray, Sheinfeld and Worthey) are each an “independent director” as defined under the published listing requirements of The NASDAQ Stock Market.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Auditor’s Fees

The following table describes fees for professional audit services rendered by Hein, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2009 and March 31, 2008 and fees billed for other services rendered by Hein during the 2009 and 2008 fiscal years.

Type of Fee	Fiscal 2009	Fiscal 2008

Audit Fees (1)	$117,396	$208,146
Audit-Related Fees	$-	$-
Tax Fees (2)	$10,000	$21,210
All Other Fees	$-	$-
Total	$127,396	$229,356

1.           Audit Fees include the aggregate fees incurred by us for professional services rendered by Hein for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and 1933 Act filings for the 2009 and 2008 fiscal years.
2.           Tax Fees include the aggregate fees incurred by us for professional services rendered by Hein for tax compliance and tax planning for the 2009 and 2008 fiscal years.

Pre-approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are preapproved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of Hein in providing services to us for the fiscal years ended March 31, 2009 and March 31, 2008 and has concluded that such services are compatible with their independence as our auditors. In 2009 and 2008, 100% of the Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

(1)	Index to Consolidated Financial Statements of the Company. An “Index to Consolidated Financial Statements” has been filed as a part of the Original Filing beginning on page F-1.

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC have been omitted because of the absence of the conditions under which they would be required or because the information required is included in the consolidated financial statements of the Registrant or the notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Articles of Correction (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate for Fully Paid, Non-Assessable Common Stock of the Company (4)
4.2	Form of Registration Rights Agreement, dated December 21, 2006 (5)
4.3	Form of Warrant to Purchase Common Stock (5)
10.1	Employment Agreement between John Works and Rancher Energy Corp., dated June 1, 2006 (6)
10.2	Assignment Agreement between PIN Petroleum Partners Ltd. and Rancher Energy Corp., dated June 6, 2006 (6)
10.3	Loan Agreement between Enerex Capital Corp. and Rancher Energy Corp., dated June 6, 2006 (6)
10.4	Letter Agreement between NITEC LLC and Rancher Energy Corp., dated June 7, 2006 (6)
10.5	Loan Agreement between Venture Capital First LLC and Rancher Energy Corp., dated June 9, 2006 (7)
10.6	Exploration and Development Agreement between Big Snowy Resources, LP and Rancher Energy Corp., dated June 15, 2006 (6)
10.7	Assignment Agreement between PIN Petroleum Ltd. and Rancher Energy Corp., dated June 6, 2006.(6)
10.8	Rancher Energy Corp. 2006 Stock Incentive Plan (8)
10.9	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Option Agreement (8)
10.10	Denver Place Office Lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated October 30, 2006 (9)
10.11	Amendment to Purchase and Sale Agreement between Wyoming Mineral Exploration, LLC and Rancher Energy Corp. (10)

10.12	Product Sale and Purchase Agreement by and between Rancher Energy Corp. and the Anadarko Petroleum Corporation, dated December 15, 2006(11)
10.13	Voting Agreement between Rancher Energy Corp. and Stockholders identified therein, dated as of December 13, 2006 (5)
10.14	Rancher Energy Corp. 2006 Stock Incentive Plan Form of Restricted Stock Agreement (12)
10.15	First Amendment to Employment Agreement by and between John Works and Rancher Energy Corp., dated March 14, 2007 (13)
10.16	Employment Agreement between Richard Kurtenbach and Rancher Energy Corp., dated August 3, 2007(14)
10.17	Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (15)
10.18	Term Note made by Rancher Energy Corp. in favor of GasRock Capital LLC, dated October 16, 2007 (15)
10.19	Mortgage, Security Agreement, Financing Statement and Assignment of Production and Revenues from Rancher Energy Corp. to GasRock Capital LLC, dated as of October 16, 2007 (16)
10.20	Security Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated as of October 16, 2007 (15)
10.21	Conveyance of Overriding Royalty Interest by Rancher Energy Corp. in favor of GasRock Capital LLC, dated as of October 16, 2007 (15)
10.22	ISDA Master Agreement between Rancher Energy Corp. and BP Corporation North America Inc., dated as of October 16, 2007 (15)
10.23	Restricted Account and Securities Account Control Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and Wells Fargo Bank, National Association, dated as of October 16, 2007 (15)
10.24	Intercreditor Agreement by and among Rancher Energy Corp., GasRock Capital LLC, and BP Corporation North America Inc., dated as of October 16, 2007 (15)
10.25	First Amendment to Denver Place Office lease between Rancher Energy Corp. and Denver Place Associates Limited Partnership, dated March 6, 2007 (13)
10.26
Carbon Dioxide Sale & Purchase Agreement between Rancher Energy Corp. and ExxonMobil Gas & Power Marketing Company, dated effective as of February 1, 2008 (Certain portions of this agreement have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request). (16)

10.27	Stay Bonus Agreements between Rancher Energy Corp. and John Works and Richard E. Kurtenbach and all of the Company’s employees, dated October 2, 2008. (17)
10.28	First Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated October 22, 2008. (18)
10.29	Assignment Agreement between Rancher Energy Corp. and Merit Energy Company, LLC, dated March 18, 2009. (19)
10.30	Termination of Carbon Dioxide Sale & Purchase Agreement between Rancher Energy Corp. and ExxonMobil Gas & Power Marketing Company, dated April 3, 2009. (20)
10.31	Second Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated April 30, 2009. (21)
10.32	Third Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 8, 2009. (22)
10.33	Fourth Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 13, 2009. (23)
10.34	Fifth Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 19, 2009. (24)
10.35	Sixth Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 21, 2009. (25)
10.36	Seventh Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 27 2009. (26)
10.37	Eighth Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated June 3, 2009. (27)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)*

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007.
(2)	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006.
(4)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004.
(5)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.
(6)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006.
(7)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006.
(8)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006.
(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006.
(10)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006.
(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006.
(12)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007.
(13)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007.
(14)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007.
(15)	Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008.
(17)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K filed on October 23, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K filed on March 24, 2009.
(20)	Incorporated by reference from our Current Report on Form 8-K filed on April 9, 2009.
(21)	Incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009.
(22)	Incorporated by reference from our Current Report on Form 8-K filed on May 11, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K filed on May 14, 2009.
(24)	Incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009.
(25)	Incorporated by reference from our Current Report on Form 8-K filed on May 22, 2009.
(26)	Incorporated by reference from our Current Report on Form 8-K filed on May 28, 2009.
(27)	Incorporated by reference from our Current Report on Form 8-K filed on June 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of July, 2009.

RANCHER ENERGY CORP.

/s/ John Works
John Works, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Director, Secretary, and Treasurer.

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

10.27	Stay Bonus Agreements between Rancher Energy Corp. and John Works and Richard E. Kurtenbach and all of the Company’s employees, dated October 2, 2008. (17)
10.28	First Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated October 22, 2008. (18)
10.29	Assignment Agreement between Rancher Energy Corp. and Merit Energy Company, LLC, dated March 18, 2009. (19)
10.30	Termination of Carbon Dioxide Sale & Purchase Agreement between Rancher Energy Corp. and ExxonMobil Gas & Power Marketing Company, dated April 3, 2009. (20)
10.31	Second Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated April 30, 2009. (21)
10.32	Third Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 8, 2009. (22)
10.33	Fourth Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 13, 2009. (23)
10.34	Fifth Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 19, 2009. (24)
10.35	Sixth Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 21, 2009. (25)
10.36	Seventh Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated May 27 2009. (26)
10.37	Eighth Amendment to Term Credit Agreement between Rancher Energy Corp. and GasRock Capital LLC, dated June 3, 2009. (27)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)*

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007.
(2)	Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007.
(3)	Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006.
(4)	Incorporated by reference from our Form SB-2 Registration Statement filed on June 9, 2004.
(5)	Incorporated by reference from our Current Report on Form 8-K filed on December 27, 2006.
(6)	Incorporated by reference from our Annual Report on Form 10-K filed on June 30, 2006.
(7)	Incorporated by reference from our Current Report on Form 8-K filed on June 21, 2006.
(8)	Incorporated by reference from our Current Report on Form 8-K filed on October 6, 2006.
(9)	Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2006.
(10)	Incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006.
(11)	Incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006.
(12)	Incorporated by reference from our Annual Report on Form 10-K filed on June 29, 2007.
(13)	Incorporated by reference from our Current Report on Form 8-K filed on March 20, 2007.
(14)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007.
(15)	Incorporated by reference from our Current Report on Form 8-K filed on October 17, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008.
(17)	Incorporated by reference from our Current Report on Form 8-K filed on October 3, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K filed on October 23, 2008.
(19)	Incorporated by reference from our Current Report on Form 8-K filed on March 24, 2009.

(20)	Incorporated by reference from our Current Report on Form 8-K filed on April 9, 2009.
(21)	Incorporated by reference from our Current Report on Form 8-K filed on April 30, 2009.
(22)	Incorporated by reference from our Current Report on Form 8-K filed on May 11, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K filed on May 14, 2009.
(24)	Incorporated by reference from our Current Report on Form 8-K filed on May 20, 2009.
(25)	Incorporated by reference from our Current Report on Form 8-K filed on May 22, 2009.
(26)	Incorporated by reference from our Current Report on Form 8-K filed on May 28, 2009.
(27)	Incorporated by reference from our Current Report on Form 8-K filed on June 5, 2009.