Form 10-Q
period 2009-09-30
RANCHER ENERGY CORP.
filed 2009-11-23
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________________.

                        Commission file number: 000-51425

                             Rancher Energy Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                        98-0422451
        --------                                      ------------
(State or other jurisdiction                   (IRS Employer Identification No.)
or organization)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes [ ]        No [X]

As of November 23, 2009, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.


                              Rancher Energy Corp.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements

                 Unaudited Balance Sheets as of September 30, 2009 and March 31, 2009..........................      4

                  Unaudited Statements of Operations for the Three and Six Months ended
                  September 30, 2009 and 2008..................................................................      6

                  Unaudited Statement of Changes in Stockholders' Equity as of
                  September 30, 2009...........................................................................      8

                  Unaudited Statements of Cash Flows for the Six Months ended
                  September 30, 2009 and 2008..................................................................      9

                  Notes to Financial Statements................................................................     10

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..............     22

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................................     31

Item 4.     Controls and Procedures............................................................................     31

Item 4T.  Controls and Procedures..............................................................................     31

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable.....................................................................     33

Item 1A.  Risk Factors -  Not Applicable.......................................................................     33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
                  -Not Applicable..............................................................................     33

Item 3.  Defaults Upon Senior Securities - Not Applicable......................................................     33

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable..................................     33

Item 5.  Other Information - Not Applicable....................................................................     34

Item 6.  Exhibits..............................................................................................     34

SIGNATURES.....................................................................................................     35

                         Part I. Financial Information.


Item 1.   Financial Statements


                                      Rancher Energy Corp.
                                         Balance Sheets
                                           (unaudited)



                                                                ASSETS


                                                                                             September 30,      March 31, 2009
                                                                                                  2009             Audited
Current assets:
  Cash and cash equivalents                                                                  $      162,518
                                                                                                                       $917,160
  Accounts receivable and prepaid expenses                                                          384,304
                                                                                                                        584,139
  Derivative receivable                                                                               6,809
                                                                                                                        455,960
                                                                                             ----------------- -------------------
    Total current assets                                                                            553,631
                                                                                                                      1,957,259

Oil and gas properties at cost (successful efforts method):
  Unproved                                                                                       53,077,682
                                                                                                                     53,328,147
  Proved                                                                                         19,371,487
                                                                                                                     20,631,487
  Less:  Accumulated depletion, depreciation, amortization and impairment                      (42,310,901)
                                                                                                                   (41,840,978)
                                                                                             ----------------- -------------------
    Net oil and gas properties                                                                   30,138,268          32,118,656

Other assets:
  Furniture and equipment net of accumulated depreciation of $477,303 and  $381,396,
respectively                                                                                        666,163             770,354
 Deferred finance costs                                                                             134,106
                                                                                                                              -
 Other assets                                                                                       919,259
                                                                                                                        933,592
                                                                                             ----------------- -------------------
    Total other assets                                                                            1,719,528
                                                                                                                      1,703,946
                                                                                             ----------------- -------------------
    Total assets                                                                                $32,411,427         $35,779,861
                                                                                             ================= ===================


           The accompanying notes are an integral part of these financial statements.

                                      Rancher Energy Corp.
                                         Balance Sheets
                                           (unaudited)


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         September 30,
                                                                                              2009           March 31, 2009
                                                                                              ----           --------------
Current liabilities:                                                                                             Audited

  Accounts payable and accrued liabilities                                                   $ 1,027,719             $816,808

  Accrued oil and gas property costs                                                                                        -

  Asset retirement obligation                                                                    117,215              108,884

  Note payable, net of unamortized discount of $-0- and $165,790, respectively                10,171,160            9,834,210
                                                                                         ------------------ --------------------

Total current liabilities                                                                     11,316,094           10,759,902

Long-term liabilities:

  Asset retirement obligation                                                                  1,244,124            1,171,796
                                                                                         ------------------ --------------------

Total long-term liabilities                                                                    1,244,124            1,171,796


Contingencies (Note 6)



Stockholders' equity:

   Common stock, $0.00001 par value, 275,000,000 shares authorized September 30,
   2009 and March 31, 2009; 119,316,700 and 119,016,700 shares issued
   and outstanding at September 30, 2009 and March 31, 2009, respectively                          1,194                1,191

    Additional paid-in capital                                                                92,760,466           92,582,001

    Accumulated deficit                                                                     (72,910,451)         (68,735,029)
                                                                                         ------------------ --------------------

Total stockholders' equity                                                                    19,851,209           23,848,163
                                                                                         ------------------ --------------------


Total liabilities and stockholders' equity                                                   $32,411,427          $35,779,861
                                                                                         ================== ====================

           The accompanying notes are an integral part of these financial statements.


                              Rancher Energy Corp.
                            Statements of Operations
                                   (unaudited)



                                                                                           Three Months Ended
                                                                                              September 30,

Revenues:                                                                                  2009             2008

 Oil & gas sales                                                                           $ 831,579       $1,995,901
 Derivative gains (losses)                                                                  (34,364)        1,305,551
                                                                                       ---------------- ----------------
                                                                                             797,215        3.301.452
                                                                                       ---------------- ----------------
Operating expenses:
 Production taxes                                                                            105,934          243,366
 Lease operating expenses                                                                    323,863          549,441
 Depreciation, depletion and amortization                                                    289,877          301,708
 Accretion expense                                                                            44,156           30,835
 Impairment of unproved properties                                                                 -        6,800,000
 Exploration expense                                                                           9,328                -
 General and administrative                                                                  715,663          959,777
                                                                                       ---------------- ----------------
  Total operating expenses                                                                 1,488,821        8,885,127

                                                                                       ---------------- ----------------
 Loss from operations                                                                      (691,606)      (5,583,675)
                                                                                       ---------------- ----------------

Other income (expense):
 Amortization of deferred finance costs and discount on note payable                       (825,335)      (1,366,527)
 Interest expense                                                                          (419,124)        (375,399)
  Interest and other income                                                                      518            8,737

                                                                                       ---------------- ----------------
  Total other income (expense)                                                           (1,243,941)      (1,733,189)
                                                                                       ---------------- ----------------

Net loss                                                                                $(1,935,547)     $(7,316,864)
                                                                                       ================ ================

Basic and diluted net loss per share                                                         $(0.02)          $(0.06)
                                                                                       ================ ================

Basic and diluted weighted average shares outstanding                                    119,514,516      115,457,475
                                                                                       ================ ================


                              The accompanying notes are an integral part of these financial statements


                              Rancher Energy Corp.
                            Statements of Operations
                                   (unaudited)

                                                                                         Six Months Ended September 30,

Revenues:                                                                                  2009               2008

 Oil & gas sales                                                                          $1,527,874           $3,894,869
 Derivative gains (losses)                                                                 (350,773)            (589,743)
                                                                                       ---------------- --------------------
                                                                                           1,177,101            3,305,126
                                                                                       ---------------- --------------------
Operating expenses:
 Production taxes                                                                            194,778              473,649
 Lease operating expenses                                                                    677,013            1,172,863
 Depreciation, depletion and amortization                                                    569,079              577,549
 Accretion expense                                                                            80,658               77,111
 Impairment of unproved properties                                                                 -            6,800,000
 Exploration expense                                                                          11,832                9,602
 General and administrative                                                                1,497,510            2,008,154
  Total operating expenses                                                                 3,030,870           11,118,928

                                                                                       ---------------- --------------------
 Loss from operations                                                                    (1,853,769)          (7,813,802)
                                                                                       ---------------- --------------------

Other income (expense):
 Amortization of deferred finance costs and discount on note payable                     (1,531,683)          (2,675,702)
 Interest expense                                                                          (790,693)            (746,694)
  Interest and other income                                                                      723               19,318
                                                                                       ---------------- --------------------
  Total other income (expense)                                                           (2,321,653)          (3,403,078)
                                                                                       ---------------- --------------------

Net loss                                                                                $(4,175,422)        $(11,216,880)
                                                                                       ================ ====================

Basic and diluted net loss per share                                                         $(0.03)              $(0.10)
                                                                                       ================ ====================

Basic and diluted weighted average shares outstanding                                    119,377,629          115,213,149
                                                                                       ================ ====================


                              The accompanying notes are an integral part of these financial statements


                              Rancher Energy Corp.
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                                  Additional                           Total
                                                                                   Paid-In        Accumulated      Stockholders'
                                                                                                  ------------
                                                        Shares        Amount       Capital          Deficit            Equity
                                                        ------        ------       -------          -------            ------

Balance, March 31, 2009                                119,016,700     $1,191     $92,582,001     $(68,735,029)       $23,848,163


Common stock issued on exercise of options                 500,000          5               -                 -                 5


Cancelation of non-vested restricted stock               (200,000)        (2)               2                                   -

Stock-based compensation                                         -          -         178,463                 -           178,463


Net loss                                                         -          -               -       (4,175,422)       (4,175,422)
                                                     ---------------- ---------- --------------- ----------------- -----------------


Balance,September 30, 2009                             119,316,700     $1,194     $92,760,466     $(72,910,451)       $19,851,209
                                                     ================ ========== =============== ================= =================




                              The  accompanying  notes are an  integral  part of these financial statements.






                              Rancher Energy Corp.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                              Six Months Ended September 30,
                                                                                                  2009              2008
                                                                                                  ----              ----
Cash flows from operating activities:
Net loss                                                                                       $(4,175,422)     $(11,216,880)

Adjustments to reconcile net loss to cash used for operating activities:
  Depreciation, depletion, and amortization                                                         569,079           577,549

  Impairment of unproved properties                                                                       -         6,800,000

  Accretion expense                                                                                  80,659            77,111

  Asset retirement obligation settlements                                                                 -          (32,657)

  Interest expense converted to short-term debet                                                    171,160                 -

  Amortization of deferred financing costs and discount on note payable                           1,531,683         2,675,703

  Unrealized (gains) losses on derivative activities                                                449,151          (60,165)

  Stock-based compensation expense                                                                  126,763           235,778

  Services exchanged for common stock - directors                                                    51,700           200,200

  Loss on asset sale                                                                                      -            35,797

Changes in operating assets and liabilities:
  Accounts receivable and prepaid expenses                                                          199,835           170,611

  Other assets                                                                                       19,365                 -

  Accounts payable and accrued liabilities                                                          210,914         (630,323)
                                                                                              ---------------- -----------------
  Net cash used for operating activities                                                          (765,113)       (1,167,276)
                                                                                              ---------------- -----------------
 Cash flows from investing activities:
  Capital expenditures for oil and gas properties                                                         -         (199,882)

  Proceeds from sale of other assets                                                                 10,466                 -

Increase in other assets                                                                                  -         (232,363)
                                                                                              ---------------- -----------------
Net cash used for investing activities                                                               10,466         (432,245)
                                                                                              ---------------- -----------------

Cash flows from financing activities:

  Payment of deferred financing costs                                                                     -         (101,478)

  Proceeds from issuance of common stock upon exercise of stock options                                   5                 5
                                                                                              ---------------- -----------------
    Net cash used for financing activities                                                                5         (101,473)
                                                                                              ---------------- -----------------
Decrease in cash and cash equivalents                                                             (754,642)       (1,700,994)

Cash and cash equivalents, beginning of period                                                      917,160         6,842,365
                                                                                              ---------------- -----------------
Cash and cash equivalents, end of period                                                           $162,518        $5,141,371
                                                                                              ================ =================
Non-cash investing and financing activities:
  Cash paid for interest                                                                           $784,368         $ 746,640
                                                                                              ================ =================
  Payables settled for oil and gas properties                                                           $ -          $ 47,478
                                                                                              ================ =================
  Asset retirement asset and obligation                                                                  $-         $  30,644
                                                                                              ================ =================
  Deferred finance costs, conveyance of net profits interest                                     $1,500,000           $     -
                                                                                              ================ =================
           The accompanying notes are an interal part of these financial statements.


                              Rancher Energy Corp.
                          Notes to Financial Statements
                   For the Six Months Ended September 30, 2009
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization
------------

         Rancher Energy Corp. ("Rancher Energy" or the "Company") was incorporated in Nevada on February 4, 2004. The Company acquires, explores for, develops and produces oil and natural gas, concentrating on applying secondary and tertiary recovery technology to older, historically productive fields in North America.

Basis of Presentation
---------------------

         The accompanying unaudited financial statements include the accounts of the Company's wholly owned subsidiary, Rancher Energy Wyoming, LLC, a Wyoming limited liability company that was formed on April 24, 2007. In management's opinion, the Company has made all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows. The financial statements should be read in conjunction with financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2009. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Bankruptcy Filing
-----------------

            On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Court"). The Company will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, the petition raises substantial doubt about the Company's ability to remain a going concern. The Company's continuation as a going concern is contingent upon, among other things, its ability (i) to obtain a Debtor-in-Possession financing (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (v) to obtain financing to facilitate an exit from bankruptcy. In the event the Company's restructuring activities are not successful and it is required to liquidate, additional significant adjustments in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used may be necessary.

         Financial   Accounting  Standards  Board  (FASB)  Accounting  Standards
Codification (FASB ASC) 852-10-05 (Prior authoritative literature: American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Reorganization

Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the period ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company adopted FASB ASC 852-10-05 effective on October 28, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.


Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Oil and Gas Producing Activities
--------------------------------

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

         The Company complies with FASB ASC 932-360-25 (Prior authoritative literature: Statement of Financial Accounting Standards Staff Position No. FAS 19-1, Accounting for Suspended Well Costs.) The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that no suspended well costs should be impaired.

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The Company recognized no impairment of proved or unproved properties during the six months ended September 30, 2009 and recognized impairment of unproved properties in the amount of $6,800,000 during the six months ended September 30, 2008.

Capitalized Interest
--------------------

         The Company's policy is to capitalize interest costs to oil and gas properties on expenditures made in connection with exploration, development and construction projects that are not subject to current DD&A and that require greater than six months to be readied for their intended use ("qualifying projects"). Interest is capitalized only for the period that such activities are in progress. To date the Company has had no such qualifying projects during periods when interest expense has been incurred. Accordingly the Company has recorded no capitalized interest.

Commodity Derivatives
---------------------

The Company accounts for derivative instruments or hedging activities under the provisions of FASB ASC 815-10-05 (Prior authoritative literature: Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB ASC 815-10-05 requires the Company to record derivative instruments at their fair value. The Company's risk management strategy is to enter into commodity derivatives that set "price floors" and "price ceilings" for its crude oil production. The objective is to reduce the Company's exposure to commodity price risk associated with expected crude oil production.

         The Company has elected not to designate the commodity derivatives to which they are a party as cash flow hedges, and accordingly, such contracts are recorded at fair value on its balance sheets and changes in such fair value are recognized in current earnings as income or expense as they occur.

         The Company does not hold or issue commodity derivatives for speculative or trading purposes. The Company is exposed to credit losses in the event of nonperformance by the counterparty to its commodity derivatives. It is anticipated, however, that its counterparty will be able to fully satisfy its obligations under the commodity derivatives contracts. The Company does not obtain collateral or other security to support its commodity derivatives contracts subject to credit risk but does monitor the credit standing of the counterparty. The price the Company receives for production in its three fields is indexed to Wyoming Sweet crude oil posted price. The Company has not hedged the basis differential between the NYMEX price and the Wyoming Sweet price. Under the terms of our Term Credit Agreement issued in October 2007 the Company was required hedge a portion of its expected future production, and it entered into a costless collar agreement for a portion of its anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price and pays the market price. If the market price is between the call and the put strike price, no payments are due from either party. The table below summarizes the terms of the Company's costless collar:

         Derivative losses are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. The table below summarizes the realized and unrealized losses related to our derivative instruments for the three and six months ended September 30, 2009 and 2008.


                                                          Three Months Ended September 30,    Six Months Ended September 30,
                                                               2009             2008             2009             2008
                                                               ----             ----             ----             ----

    Realized gains (losses) on derivative instruments              $3,265       $(299,428)         $98,378        $(649,908)
    Unrealized gains (losses) on derivative instruments         $(37,629)       $1,604,979       (449,151)            60,165
                                                          ---------------- ---------------- --------------- -----------------
    Total   realized  and   unrealized   gains  (losses)        $(34,364)       $1,305,551      $(350,773)        $(589,743)
    recorded
                                                          ================ ================ =============== =================


                                The  table  below  summarizes  the  terms of the Company's costless collar:

                                                                                                                     Position at
                                                                                                                      September
   Contract                                                  Remaining                                              30, 2009 Due
   Feature          Contract Term       Total Volume       Volume Hedged           Index           Fixed Price        To (From)
   -------          -------------                                                  -----
                                        Hedged (Bbls)          (Bbls)                                ($/Bbl)           Company
                                               ------          ------                                -------           -------

     Put          Nov 07--Oct 09            113,220             4,578             WTI NYMEX           $ 65.00           $6,809

     Call         Nov 07--Oct 09            67,935              2,747             WTI NYMEX           $ 83.50              -

         The Company established the fair value of its derivative instruments using a published index price, the Black-Scholes option-pricing model and other factors including volatility, time value and the counterparty's and the Company's credit adjusted risk free interest rate. The actual contribution to the Company's future results of operations will be based on the market prices at the time of settlement and may be more or less than the value estimates used at September 30, 2009.

Net Profits Interest
--------------------

         The Company assigned a 10% Net Profits Interest (NPI) to its Lender, under the terms of the Eighth Amendment to the Term Credit Agreement (see NOTE 5
- Short-term Note Payable). Net profit is defined as the excess of the sum of crude oil proceeds plus hedge settlements, over the sum of lease operating, marketing, transportation and production tax expenses. The Company is obligated to pay to the Lender 10% of such excess, if any, on a monthly basis, so long as the NPI remains in effect. The Company records amounts due under the NPI as operating expense. For the six months ended September 30, 2009 the Company recognized $52,302 as NPI expense, including such amount as lease operating expense in its Statement of Operations.

Net Loss Per Share
------------------

         Basic net (loss) per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average of common shares outstanding during each period. Diluted net income per common share is calculated by dividing adjusted net loss by the weighted-average of common shares outstanding, including the effect of other dilutive securities. The Company's potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase the Company's common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

         The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                     For the Six Months Ended September 30,
                                     --------------------------------------
                                     2009                           2008
                                     ----                           ----

        Dilutive                       -                             -
        Anti-dilutive             55,203,564                     75,216,895


Reclassification
----------------

         Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 financial statement presentation. Such reclassifications had no effect on net loss.

Other Significant Accounting Policies
-------------------------------------

         Other accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2009, and are supplemented in the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2009. These unaudited financial statements and notes should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2009.

Recent Accounting Pronouncements
--------------------------------

         In June 2009, the Financial Accounting Standards Board ("FASB") issued "FASB Accounting Standards Codification ("Codification"), as the single source of authoritative US GAAP" for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification on July 1, 2009 which provides for changes in references to technical accounting literature (if used) in this Quarterly Report on Form 10-Q and subsequent reports, but did not have a material impact on the Company's financial position, results of operations or cash flows.

         In September 2006, the FASB issued accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this guidance on April 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which include, among others, those nonfinancial long-lived assets measured at fair value for impairment assessment and asset retirement obligations initially measured at fair value. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. Accordingly, the fair value is based on unobservable pricing inputs and therefore, is considered a level 3 value input in the fair value hierarchy (See
Note 5 "Fair Value Measurements" herein). The adoption of this accounting guidance related to these items did not have a material impact on the Company's financial position or results of operations.

         In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity's financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance January 1, 2009, which requires additional disclosures regarding the Company's derivative instruments in this Quarterly Report on Form10-Q and subsequent reports, but did not have an impact on the Company's financial position or results of operations. See Note 1 "Commodity Derivatives" herein for the required disclosures.

         In April 2009, the FASB issued additional guidance regarding fair value measurements and impairments of securities which makes fair value measurements more consistent with fair value principles, enhances consistency in financial reporting by increasing the frequency of fair value disclosures, and provides greater clarity and consistency in accounting for and presenting impairment losses on securities. The additional guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions for the period ending June 30, 2009. The adoption did not have a material impact on its financial position or results of operations.

         In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, which requires additional disclosures regarding the fair value of financial instruments in this Quarterly Report on Form10-Q and subsequent reports, but had no material impact on the Company's consolidated financial statements. See Note 4 "Fair Value Measurements" herein for the required disclosures.

         In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company's consolidated financial statements. The Company evaluates subsequent events up to immediately prior to the issuance of its financial statements, and for purposes of the accompanying consolidated financial statements, the Company has evaluated subsequent events through November 23, 2009, the filing date of this 10-Q, and has disclosed such items in Note 10 "Subsequent Events" herein.

         In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. The Company adopted this guidance on October 1, 2009, and it had no material impact on its consolidated financial statements.

         On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements. The revised rules change the way oil and gas companies report their reserves in their financial statements. The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978. Definitions were updated to be consistent with Petroleum Resource Management System. Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The revised rules will be effective for the Company's Annual Report on Form 10-K for the fiscal year ending March 31, 22010. The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted.

         In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries--Oil and Gas (Topic 932) with the requirements in the SEC's final rule discussed above. The public comment period for the FASB's proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. The Company is evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective. The Company anticipates that the following rule changes could have a significant impact on its results of operations as follows:

    o The price used in calculating reserves will change from a single-day closing price measured on the last day of the company's fiscal year to a 12-month average price and will affect the Company's depletion and ceiling test calculations.

    o Several reserve definitions have changed that could revise the types of reserves that will be included in the Company's year-end reserve report.

Many of the Company's financial reporting disclosures could change as a result of the new rules.

Note 2--Oil and Gas Properties

 The Company's oil and gas properties are summarized in the following table:


                                                                                September 30,       March 31, 2009
                                                                                     2009


Proved properties                                                                   $19,371,487         $20,631,487

Unproved properties excluded from DD&A                                               52,713,480          52,953,185

Equipment and other                                                                     364,202             374,962
                                                                               ------------------- -------------------

Subtotal Unevaluated Properties                                                      53,077,682          53,328,147
                                                                               ------------------- -------------------

Total oil and gas properties                                                         72,449,169          73,959,634

Less accumulated depletion, depreciation, amortization and impairment              (42,310,901)        (41,840,978)
                                                                              ------------------- -------------------

                                                                                    $30,138,268         $32,118,656
                                                                               =================== ===================

Assignment of Overriding Royalty Interest and Net Profits Interest
------------------------------------------------------------------

         In conjunction with the issuance of short term debt in October 2007 (See Note 5),the Company assigned the Lender a 2% Overriding Royalty Interest
(ORRI), proportionally reduced when the Company's working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimated that the fair value of the ORRI granted to the Lender to be approximately $4,500,000 and recorded this amount as a debt discount and a decrease of oil and gas properties. In October 2008 the Company extended the maturity date of the short term debt by six months. As partial consideration for the extension, the Company granted an increase in the proportionate ORRI from 2% to 3%. The Company estimated that the fair value of the incremental ORRI granted to the Lender to be approximately $1,050,000 and has recorded this amount as a debt discount and a decrease of oil and gas properties. In June 2009 the Company extended the maturity date of the short term debt until October 15, 2009. As partial consideration for the extension, the Company assigned the Lender a 10% Net Profits Interest (the "NPI") in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimated the fair value of the NPI to be approximately $1,500,000 and recorded this amount as deferred finance costs and a decrease of oil and gas properties.

Impairment of Unproved Properties
---------------------------------

         The Company recorded no impairment of unproved properties in the six months ended September 30, 2009 and $6,800,000 for the six months ended September 30, 2008.

Note 3 - Asset Retirement Obligations

         The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Cash paid to settle asset retirement obligations are included in the operating section of the Company's statements of cash flows.

         The Company's estimated asset retirement obligation liability is based on historical experience in abandoning wells, estimated economic lives, estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised, as appropriate. Revisions to the liability result from changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

         A reconciliation of the Company's asset retirement obligation liability during the six months ended September 30, 2009 and 2008 is as follows:

                                                 2009                2008
                                                 ----                ----

Beginning asset retirement obligations         $1,280,681        $1,259,851
Liabilities incurred                                    -
Liabilities settled                                     -          (32,657)
Changes in estimates                                    -            30,644
Accretion expense                                  80,658            77,111
                                            ---------------- -----------------
Ending asset retirement obligation             $1,361,339        $1,334,949
                                            ---------------- -----------------

Current                                          $117,215          $360,638
Long-term                                       1,244,124           974,311
                                            ---------------- -----------------
                                               $1,361,339        $1,334,949
                                            ================ =================

Note 4 -- Fair Value Measurements

         The Company complies with FASB ASC 820-10-05 (Prior authoritative literature SFAS No. 157, "Fair Value Measurements,") which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows: o Level 1: Quoted prices are available in active markets for identical assets or liabilities; o Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability;

     o Level 1: Quoted prices are available in active markets for identical assets or liabilities;
     o Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
     o Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

         FASB ASC 820-10-05 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 by level within the fair value hierarchy:
                                        Fair Value Measurements Using
                                        -----------------------------

                            Level 1               Level 2                Level 3
                            -------               -------                -------
Assets:
  Derivative instrument        $-                    $-                  $6,809
Liabilities                    $-                    $-                    $ -
  Asset retirement obligation  $-                    $-              $1,361,339

         The Company's sole derivative financial instrument is a participating cap costless collar agreement. The fair value of the costless collar agreement is determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models are considered level 3 inputs in the fair value hierarchy. In the Company's adoption of FASB ASC 820-10-05, it considered the impact of counterparty credit risk in the valuation of its assets and its own credit risk in the valuation of its liabilities that are presented at fair value. The Company established the fair value of its derivative instruments using a published index price, the Black-Scholes option-pricing model and other factors including volatility, time value and the counterparty's credit adjusted risk free interest rate. The actual contribution to the Company's future results of operations will be based on the market prices at the time of settlement and may be more or less than the value estimates used at September 30, 2009. See Note 3 - Asset Retirement Obligations for a discussion of the Company's fair value measurements for liabiliities.

         The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:


                                                                             Derivatives as of September 30,
                                                                             -------------------------------
                                                                                 2009              2008

Balance as of April 1                                                             $455,960         $(836,907)
  Total gains (losses) (realized or unrealized):
    Included in earnings                                                         (350,773)          (589,743)
    Included in other comprehensive income                                               -                 -
  Purchased, issuances and settlements                                            (98,378)           658,429
  Transfers in and out of Level 3                                                                          -

                                                                            ----------------- ------------------
Balance as of September 30                                                          $6,809         $(768,221)
                                                                            ================= ==================


Change in unrealized gains (losses) included in earnings relating to
derivatives still held as of September 30                                       $(449,151)          $(60,165)
                                                                            ================= ==================

Note 5 - Short-term Note Payable

         On October 16, 2007, the Company issued a Note Payable (the "Note") in the amount of $12,240,000 pursuant to a Term Credit Agreement with a financial institution (the "Lender"). All amounts outstanding under the Note were originally due and payable on October 31, 2008 (the "Maturity Date") and bore interest at a rate equal to the greater of (a) 12% per annum and (b) the one-month LIBOR rate plus 6% per annum. The Note was amended on October 22, 2008, (the "First Amendment"), to extend the Maturity Date by six months from October 31, 2008 to April 30, 2009. In consideration of the six month extension and other terms included in First Amendment, the Company made a principal payment to the Lender in the amount of $2,240,000, resulting in a new loan balance of $10,000,000. The Note was amended six times between April 30, and May 27, 2009 to extend the Maturity Date for short periods of time while the Lender and the Company finalized the terms of a longer extension.

         On June 3, 2009 the Note was again amended (the "Eighth Amendment") to among other things extend the maturity date until October 15, 2009. Under the provisions of the Eighth Amendment the Company executed and delivered a Conveyance of Net Profits, granting to the Lender a net profits interest in and to the Company's properties equal to 10% of the net profit attributable to the Company's interest in and to all hydrocarbons produced or saved from its properties. Under the terms of the Eighth Amendment, the Company had the right to purchase from the Lender: (a) two-thirds (2/3), but not less, of the net profits interest for the period beginning on June 3, 2009 and ending on August 7, 2009 for the sum of $2,000,000 in cash (the Company did not exercise this purchase option); or (b) for the period beginning August 8, 2009 and ending on October 15, 2009, one-third (1/3), but not less, for the sum of $1,333,333 in cash.

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

         The Company's obligations under the Term Credit Agreement, as amended, are collateralized by a first priority security interest in its properties and assets, including all rights under oil and gas leases in its three producing oil fields in the Powder River Basin of Wyoming and all of its equipment on those properties. Under the terms of the original Term Credit Agreement, the Company granted the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company's working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The First Amendment granted an increase in the proportionate overriding royalty interests ("ORRI") assigned to the Lender from 2% to 3%. The Company estimated the fair value of the 2% ORRI granted to the Lender to be approximately $4,500,000 and the value of the increase ORRI to be approximately $1,050,000. These amounts were recorded as discounts to the Note Payable and as decreases of oil and gas properties. The Eighth Amendment granted a Conveyance of Net Profits to the Lender. The Company estimates the fair value of the 10% NPI to be approximately $1,500,000. This amount was recorded as deferred finance costs and is being amortized over the term of the Note, as amended. The Company recorded total amortization of discounts and deferred finance costs of $1,531,683 and $2,675,702 for the six months ended September 30, 2009 and 2008 respectively.

         The Term Credit Agreement, as amended, contains several events of default, including if, at any time after closing, the Company's most recent reserve report indicates that its projected net revenue attributable to proved reserves is insufficient to fully amortize the amounts outstanding under the Term Credit Agreement within a 48-month period and it is unable to demonstrate to the Lender's reasonable satisfaction that it would be able to satisfy such outstanding amounts through a sale of its assets or a sale of equity. Upon the occurrence of an event of default under the Term Credit Agreement, the Lender may accelerate the Company's obligations under the Term Credit Agreement. Upon certain events of bankruptcy, obligations under the Term Credit Agreement would automatically accelerate. In addition, at any time that an event of default exists under the Term Credit Agreement, the Company will be required to pay interest on all amounts outstanding under the Term Credit Agreement at a default rate, which is equal to the then-prevailing interest rate under the Term Credit Agreement plus four percent per annum.

         The Company is subject to various restrictive covenants under the Term Credit Agreement, including limitations on its ability to sell properties and assets, pay dividends, extend credit, amend material contracts, incur indebtedness, provide guarantees, effect mergers or acquisitions (other than to change its state of incorporation), cancel claims, create liens, create subsidiaries, amend its formation documents, make investments, enter into transactions with its affiliates, and enter into swap agreements. The Company must maintain (a) a current ratio of at least 1.0 (excluding from the calculation of current liabilities any loans outstanding under the Term Credit Agreement) and (b) a loan-to-value ratio greater than 1.0 to 1.0 for the term of the loan. As of March 31, 2009, the Company was not in compliance with the loan-to-value ratio covenant, primarily due to a lower crude oil price deck used in computing the reserve value. The lender has waived this non-compliance from March 31, 2009 through the amended maturity date, October 15, 2009. As of September 30, 2009 the Company was in compliance with the loan to value ratio covenant but was not in compliance with the current ratio covenant. As discussed in Note 10- Subsequent Events, on October 28, 2009 the Company filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code.. Such a filing constitutes an Event of Default and triggers an immediate acceleration of all obligations due under the Term Credit Agreement, as amended.

         The Company did not make payment of the balance due on the maturity date October 15, 2009. See Note 10 - Subsequent Events for further discussion.

Note 6 - Contingencies

Threatened Litigation
---------------------

         In a letter dated February 18, 2009 sent to each of the Company's Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. The Company cannot predict the likelihood of a lawsuit being filed, its possible outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in any such lawsuit.


Note 7 - Income Taxes

         As of September 30, 2009, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

         The Company is subject to United States federal income tax and income tax from multiple state jurisdictions. Currently, the Internal Revenue Service is not reviewing any of the Company's federal income tax returns, and agencies in states where the Company conducts business are not reviewing any of the Company's state income tax returns. All tax years remain subject to examination by tax authorities, including for the period from February 4, 2004 through March 31, 2008.

Note 8--Common Stock

         The Company's capital stock as of September 30, 2009 and 2008 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share.

Issuance of Common Stock
------------------------

For the Six Months Ended September 30, 2009

During the six months ended September 30, 2009, the Company issued 500,000 shares to an officer of the Company upon the exercise of stock options. No other shares of stock were issued during the period.

Note 9--Share-Based Compensation

Chief Executive Officer (CEO) Options
-------------------------------------

         During the six months ended September 30, 2009, the Company's CEO exercised options to acquire 500,000 shares of common stock, for a cumulative exercise price of $5.00 ($0.00001/share).

2006 Stock Incentive Plan
-------------------------
         There were no options to purchase shares of common stock granted during the six months ended September 30, 2009. During the six months ended September 30, 2009, options to purchase 5,000 shares of common stock granted to employees expired. The options had exercise prices of $1.18.

         Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2009 was approximately $54,000 which the Company expects to recognize over two and one half years. As of September 30, 2009 there were 571,000 options outstanding under the 2006 Stock Incentive Plan and 9,429,000 options are available for issuance.

Restricted Stock Award
----------------------

         On April 20, 2007, four new members were appointed to the Company's Board of Directors. Each director appointed to the Board of Directors received a stock grant of 100,000 shares of the Company's common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter. On May 31, 2007, the remaining independent Board member not covered by the April 20, 2007 award received a stock grant of 100,000 shares of the Company's common stock that vests 20% (20,000 shares) on the date of grant with vesting 20% per year thereafter.

On May 22, 2007, the Company issued 400,000 shares of common stock to the four new board members, and on June 26, 2007, the Company issued 100,000 shares of common stock to the remaining independent Board member. Pursuant to the vesting discussed above, for the six months ended September 30, 2009, $51,700 has been reflected as a charge to general and administrative expense in the statement of operations, with a corresponding credit to additional paid-in capital. During a September 30, 2009 meeting of the shareholders', the non-employee directors were not re-elected to the Board of Directors. Because continued service as a director was a condition for ongoing vesting, the non-vested shares as of September 30, 2009 (200,000 shares) were immediately cancelled. Such cancellation has been reflected as a reduction of common stock and an increase additional paid in capital in the accompanying Balance Sheet and Statement of Changes in Stockholders' Equity.

         On April 20, 2007, the Board of Directors approved a resolution whereby members may receive stock in lieu of cash for Board meeting fees, Committee meeting fees and Committee Chairman fees.

         Board members elected to forego stock compensation for the six months ended September 30, 2009.

Note 10--Subsequent Events
         -----------------

Board of Directors and Management Changes
-----------------------------------------

         On September 30, 2009, at a meeting of the Company's shareholders, the following individual were elected to replace the six standing directors: Andrei Stytsenko, Silvia Soltan, Vladimir Vaskevich, Mathijs van Houweninge, A.L. "Sid" Overton and Jeffrey B. Bennett. On October 1, 2009, the Board of Directors terminated the employment of John Works, the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. On October
2. 2009 the board of Directors appointed Jon C. Nicolaysen President and Chief Executive Officer and Mathijs van Houweninge as Secretary and Treasurer of the Company, each to serve until the Board's next annual meeting or until their successors are appointed. On October 21, 2009, Mr. Stytsenko, Mr. Vaskevich and Ms. Soltan, resigned their positions as Directors of the Company. On October 27, 2009, Jon C. Nicolaysen was appointed to the Board of Directors.

Short-term Note Payable
-----------------------

         As noted above in Note 5- Short Term Note Payable, the Note Payable issued by the Company on October 16, 2007, matured on October 15, 2009. Payment of the principal balance of approximately $10,222,000, plus accrued interest, was not made on the maturity date, and therefore, an event of default occurred under the Term Credit Agreement, as amended. On November 16, 2009, the Lender presented to the Company a Notice of Event of Default, a Demand for Payment and a Notice of Intent to Foreclose, collectively "the Notice"). The Notice declares all of the obligations immediately due and payable and demands that the Company promptly pay to Lender all of the obligations within ten days of receipt of the Notice, and states that if the Company fails to pay the obligations in full as demanded, the Lender intends to foreclose on the secured properties under the terms of the Term Credit Agreement and other agreements. Effective as the date of the Notice, interest under the Credit agreement will accrue at the default rate, and the percentage of net revenue to be applied for debt service and other obligations shall be 100%.

         On October 16, 2009 the Lender gave instructions to the Company's bank (the "Instruction") that under the terms of the Restricted Account and Securities Control Agreement executed in conjunction with the Term Credit Agreement, that as of the date of the Instruction, the Company shall no longer have access to any funds held in identified accounts, and the Lender now has exclusive right to direct the disposition of such funds. On October 21, 2009 the Company's bank transferred the all remaining funds, $98,415, from the Company's account to the Lender.

Bankruptcy Filing
-----------------

         On October 28, 2009 the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Court"). The Company will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. The Company is currently seeking to obtain Debtor-In-Possession (DIP) financing from a number of sources and is developing its restructuring plans should such financing be successful. In addition, the Company has prepared and filed with the Bankruptcy Court certain required financial and other documents. There is no assurance the Company efforts to raise DIP financing will be successful or that the restructuring plans will enable the Company to emerge from Bankruptcy.

Convertible Promissory Notes
----------------------------

            On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000. One hundred thousand dollars of the Promissory Notes were issued to officers and/or directors ($25,000 each). The remainder of the Promissory Notes were issued to shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes mature on November 1, 2010, and all obligations and payments due under the Promissory Notes are subordinate to the Company's senior debt. Principal and accrued interest are due on the maturity date. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes.

Issuance of Stock Options
-------------------------

            On October 27, 2009, as part of Management Retention Agreements between the Company and its four directors, the Company issued options to purchase 2,500,000 shares of the Company's common stock to each director, exercisable at $0.035 per share. The options are exercisable as to 10% immediately upon grant, and 90% upon the earliest to occur of the following: (1) November 1, 2010; (ii) the confirmation of a Reorganization Plan by the Bankruptcy Court: (iii) the dismissal from Chapter 11 Bankruptcy with the approval of the court; (iv) an event of a merger, consolidation, sale of assets or other transaction which results in the holders of the Corporation's Common Stock immediately before such transaction owning less than 50% of the stock outstanding immediately before the transaction; (v) any other form of change of control; or (vi) Voluntary Termination for Good Reason.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements
--------------------------

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are "forward-looking statements," as that term is defined in
Section 21E of the  Securities  Exchange Act of 1934,  as amended (the  Exchange
Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

     o    business strategy;

     o    ability to raise debtor in possession financing and the terms thereof;

     o ability to develop a plan of reorganization acceptable to the Bankruptcy Court and to emerge from bankruptcy;

     o ability to complete a sale of the Company, all or a significant portion of its assets or financing or other strategic alternatives;

     o ability to obtain the financial resources to continue operations, to repay secured debt, to enhance current production and to conduct the EOR projects;

     o    water availability and waterflood production targets;

     o    carbon  dioxide  (CO2)  availability,   deliverability,  and  tertiary
          production targets;

     o construction of surface facilities for waterflood and CO2 operations and a CO2 pipeline;

     o    inventories, projects, and programs;

     o    other anticipated capital expenditures and budgets;

     o    future cash flows and borrowings;

     o    the availability and terms of financing;

     o    oil reserves;

     o    reservoir response to water and CO2 injection;

     o    ability to obtain permits and governmental approvals;

     o    technology;

     o    financial strategy;

     o    realized oil prices;

     o    production;

     o lease operating expenses, general and administrative costs, and finding and development costs;

     o    availability and costs of drilling rigs and field services;

     o    future operating results;

     o    plans, objectives, expectations, and intentions; and

         These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this Quarterly Report on Form 10-Q. Forward-looking statements are typically identified by use of terms such as "may," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target" or "continue," the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

         The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2009. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Organization
------------

         We are an independent energy company that explores for and develops, produces, and markets oil and gas in North America. We were known as Metalex Resources, Inc. until April 2006 when our name was changed to Rancher Energy Corp. We operate three oil fields in the Powder River Basin, Wyoming. Our business plan is to use CO2 injection to increase oil production in these oil fields.

         Since August 2008 we have been exploring alternatives to improve liquidity, including raising capital, refinancing outstanding debt, applying for a Department of Energy Grant under the American Recovery and Reinvestment Act, or the potential sale of the Company or a significant portion of its assets. Due to volatile commodity prices and the global financial crisis, we have been unsuccessful to date.

     On September 30, 2009, at a meeting of the Company's shareholders, the following individual were elected to replace the six standing directors: Andrei Stytsenko, Silvia Soltan, Vladimir Vaskevich, Mathijs van Houweninge, A.L. "Sid" Overton and Jeffrey B. Bennett.. On October 1, 2009, the Board of Directors terminated the employment of John Works, the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. On October
2. 2009 the board of Directors appointed Jon C. Nicolaysen President and Chief Executive Officer and Mathijs van Houweninge as Secretary and Treasurer of the Company, each to serve until the Board's next annual meeting or until their successors are appointed. On October 21, 2009, Mr. Stytsenko, Mr. Vaskevich and Ms. Soltan, resigned their positions as Directors of the Company. On October 27, 2009, Jon C. Nicolaysen was appointed to the Board of Directors.

         We did not repay our short term debt on its maturity date, October 15, 2009 resulting in an event of default and the commencement of foreclosure proceedings by GasRock Capital, the Lender. On October 28, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Code"). We have reached a Bankruptcy Court approved agreement with the Lender for limited use of cash collateral and we intend to continue to operate our business as a "debtor-in-possession" (DIP) in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court We are actively engaged in discussions with potential DIP finance providers that, if successful, would enable us to submit a plan of reorganization and, with Bankruptcy Court approval, emerge from bankruptcy and pursue our business plan.

         The following summarizes our goals and objectives for the next twelve months:

     o Reduce operating and administrative expenses to ensure that within the short term we are able to operate within the constraints of the use of cash collateral agreement;
     o Secure DIP financing that would enable us to enhance crude oil production from our existing wells;

     o Emerge from Chapter 11 Bankruptcy under the provisions of a Bankruptcy Court approved plan of reorganization, or otherwise achieve the dismissal from Chapter 11 with the approval of the Bankruptcy Court.


Results of Operations
---------------------

Three months ended  September  30, 2009  Compared to Three Months  September 30,
2008.

         The following is a comparative summary of our results of operations:


                                                             Three Months Ended September 30,
                                                                  2009               2008
                                                                  ----               ----

Revenues:
Oil production (in barrels)                                            13,858            18,179
Net oil price (per barrel)                                  $           60.01  $         109.79
Oil sales                                                   $         831,579  $      1,995,901
Derivative gains (losses)                                             (34,364)        1,305,551
                                                              ----------------------------------
Total revenues                                                        797,215         3,301,452

Operating expenses:
Production taxes                                                      105,934           243,366
Lease operating expenses                                              323,863           549,441
Depreciation, depletion, amortization                                 289,877           301,708
Impairment of unproved properties                                           -         6,800,000


Accretion expense                                                      44,156            30,835
Exploration expense                                                     9,328                 -
General and administrative expense                                    715,663           959,777
                                                              ----------------------------------
Total operating expenses                                            1,488,821         8,885,127
                                                              ----------------------------------

Loss from operations                                                 (691,606)      (5,583,675)
                                                              ----------------------------------

Other income (expense):
Interest expense and financing costs                               (1,244,459)      (1,741,926)
Interest and other income                                                 518             8,737
                                                              ----------------------------------
Total other income (expense)                                       (1,243,941)      (1,733,189)
                                                              ----------------------------------

Net loss                                                    $      (1,935,547) $    (7,316,864)
                                                            ====================================

         Overview. For the three months ended September 30, 2009, we reported a net loss of $1,935,547, or $0.02 per basic and fully-diluted share, compared to a net loss of $7,316,864 or $0.06 per basic and fully-diluted share, for the corresponding three months of 2008. Discussions of individually significant period to period variances follow.

         Revenue, production taxes, and lease operating expenses. For the three months ended September 30, 2009, we recorded crude oil sales of $831,579 on 13,858 barrels of oil at an average price of $60.01, as compared to revenues of $1,995,901 on 18,179 barrels of oil at an average price of $109.79 per barrel in

2008. The year-to-year variance reflects a volume variance of $(474,409) and a price variance of $(689,912). The decreased volume in 2009 reflects the loss of several producing wells due to mechanical problems in late 2008 and early 2009, coupled with routine production decline from year to year. Production taxes (including ad valorem and property taxes) of $105,934 in 2009 as compared to $243,366 in 2008, remained constant at approximately 12.5% of crude oil sales revenues. Lease operating expenses decreased to $323,863 ($23.37/bbl) in 2009 as compared to $549,441 ($30.22/bbl) in 2008. The year to year variance reflects a volume variance of $130,598 and a cost variance of $94,980. The per barrel decrease in 2009 compared to 2008 reflects costs saving efforts undertaken to preserve capital, coupled with a lack of significant well or surface facility repair work in the 2009 quarter as compared to the 2008 quarter.

         Derivative losses. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the three months ended September 30, 2009 we recorded total losses on the derivative activities of $34,364 compared to derivative gains of $1,305,551 in 2008.. The 2009 losses were comprised of $3,266 of realized gains and $37,629 of unrealized losses, compared to $299,428 of realized losses and $1,604,979 of unrealized gains for the comparable 2008 quarter.

         Depreciation, depletion, amortization.. For the three months ended September 30, 2009, we reflected total depreciation, depletion, and amortization of $289,877 comprised of $241,924 ($17.46/bbl) related to oil and gas properties, and $47,953 related to other assets. The comparable amounts for the 2008 period were $301,708 comprised of $253,269 ($13.93/bbl), related to oil and gas properties, and $48,439 related to other assets) for the corresponding three months ended June 30, 2008. The increase in per barrel DD&A reflects decreases in the crude oil reserve base used to calculate such DD&A in 2009 compared to 2008

         Impairment of unproved properties. We recorded no impairment of unproved properties in the three months ended September 30, 2009 compared to $6,800,000 of impairment expense in the comparable period of 2008. That amount represented the excess of the carrying value over the estimated realizable value of the assets

         General and administrative expense. For the three months ended September30, 2009, we reflected general and administrative expenses of $715,663 as compared to $959,777 for the corresponding three months ended September 30, 2008. Period to period comparisons and explanations of significant variances follow:


                                        Three Months Ended
                                           September 30,
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Expense Category                        2009          2008       Discussion

----------------------------------- ------------- -------------- -------------------------------------------------------------------
Salaries, payroll taxes and                                                                        -
benefits                                $294,049       $298,201
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Consultants                               33,321         67,892  Decrease reflects cost cutting measures primarily contract accounting services savings of $30,000.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Travel & entertainment                     3,831         33,162  Cost cutting measure imposed.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
IT                                        25,261         19,563  Slight increase reflects cost of IT consultant utilized in place of former IT employee.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Legal fees                               160,910        174,092  -
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Audit, SOX and tax compliance             49,609         87,330  Decrease  reflects audit  efficiencies in the third year of review and and lower costs of SOX documentation and testing efforts.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Investor relations, shareholders           9,155         18,662  Cancelation  of  contract  with  outside  investor  relation  firm,
meeting                                                          partially offset by expense associated with shareholder meeting in
                                                                 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Office rent, communication  &            102,159        105,751                                    -
other office expenses
----------------------------------- ------------- -------------- -------------------------------------------------------------------


----------------------------------- ------------- -------------- -------------------------------------------------------------------
Insurance                                 39,957         37,096                                    -
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Stock based compensation                  36,294        143,739  Former CEO's stock options fully vested in first quarter of fiscal year 2009; no further stock based compensation expense to be recorded.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Director fees                             76,817         96,647                                    -
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Field overhead recoveries              (115,700)      (122,358)  Fewer producing  wells in  2009 as compared  to  2008,  generating overhead recoveries.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
                         TOTAL G&A      $715,663       $959,777
----------------------------------- ------------- -------------- -------------------------------------------------------------------

         Interest expense and financing costs. For the three months ended September 30, 2009, we reflected interest expense and financing costs of $1,244,459 as compared to $1,741,926 for the corresponding three months ended September 30, 2008. The 2009 amount is comprised of interest paid on the Note Payable issued in October 2007, as amended, of $413,069, interest penalty on non-timely filed Wyoming severance tax reports of $6,055, and amortization of deferred financing costs and discount on Note Payable of $825,335. Comparable amounts for the 2008 period were$375,360 of interest on the Note Payable and $1,366,566 of deferred finance discount amortization. The higher interest on Note Payable reflects a 4% increase in the interest rate occurring as part of the amendment to the Term Credit Agreement in June 2009.

Six months ended September 30, 2009 Compared to Six Months September 30, 2008.

         The following is a comparative summary of our results of operations:

                                           Three Months Ended September 30,
                                                2009               2008
                                                ----               ----
Revenues:
Oil production (in barrels)                          26,993            34,262
Net oil price (per barrel)                $           56.60  $        113,.68
Oil sales                                 $       1,527,874  $      3,894,869
Derivative gains (losses)                          (350,773)        (589,743)
                                            ----------------------------------
Total revenues                                    1,177,101         3,305,126

Operating expenses:
Production taxes                                    194,778           473,649
Lease operating expenses                            677,013         1,172,863
Depreciation, depletion, amortization               569,079           577,549
Impairment of unproved properties                         -         6,800,000

Accretion expense                                    80,658            77,111
Exploration expense                                  11,832             9,602
General and administrative expense                1,497,510         2,008,154
                                            ----------------------------------
Total operating expenses                          3,030,870        11,118,928
                                            ----------------------------------

Loss from operations                             (1,853,769)      (7,813,802)
                                            ----------------------------------
Other income (expense):
Interest expense and financing costs             (2,322,376)      (3,422,396)
Interest and other income                               723            19,318
                                            ----------------------------------
Total other income (expense)                     (2,321,653)      (3,403,078)
                                            ----------------------------------

Net loss                                  $      (4,175,422) $   (11,216,880)
                                          ====================================

         Overview. For the six months ended September 30, 2009, we reported a net loss of $4,175,422, or $0.03 per basic and fully-diluted share, compared to a net loss of $11,216,880 or $0.10 per basic and fully-diluted share, for the corresponding six months of 2008. Discussions of individually significant period to period variances follow.

         Revenue, production taxes, and lease operating expenses. For the six months ended September 30, 2009, we recorded crude oil sales of $1,527,874 on 26,993 barrels of oil at an average price of $56.60, as compared to revenues of $3,894,869 on 34,262 barrels of oil at an average price of $113.68 per barrel in 2008. The year-to-year variance reflects a volume variance of $(826,332) and a price variance of $(1,540,662). The decreased volume in 2009 reflects the loss of several producing wells due to mechanical problems in late 2008 and early 2009, coupled with routine production decline from year to year. Production taxes (including ad valorem and property taxes) of $194,778 in 2009 as compared to $473,469 in 2008, remained constant at approximately 12.5% of crude oil sales revenues. Lease operating expenses decreased to $677,013 ($25.08/bbl) in 2009 as compared to $1,172,863 ($34.23/bbl) in 2008. The year to year variance reflects a volume variance of $248,834 and a cost variance of $247,016. The per barrel decrease in 2009 compared to 2008 reflects costs saving efforts undertaken to preserve capital, coupled with a lack of significant well or surface facility repair work in the 2009 period as compared to the 2008 period.

         Derivative losses. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the six months ended September 30, 2009 we recorded total losses on the derivative activities of $350,773 compared to losses of $589,743 in 2008. The 2009 losses were comprised of $98,378 of realized gains and $449,151 of unrealized losses, compared to $649,908 of realized losses and $60,165 of unrealized gains for the comparable 2008 quarter.

         Depreciation, depletion, amortization. For the six months ended September 30, 2009, we reflected total depreciation, depletion, and amortization of $569,079 comprised of $469,923 ($17.41/bbl) related to oil and gas properties, and $99,157 related to other assets. The comparable amounts for the 2008 period were $577,549 comprised of $479,053 ($13.98/bbl), related to oil and gas properties, and $98,496 related to other assets). The increase in per barrel DD&A reflects decreases in the crude oil reserve base used to calculate such DD&A in 2009 compared to 2008.

         Impairment of unproved properties. We recorded no impairment of unproved properties in the six months ended September 30, 2009 compared to $6,800,000 of impairment expense in the comparable period of 2008. That amount represented the excess of the carrying value over the estimated realizable value of the assets

         General and administrative expense. For the six months ended September 30, 2009, we reflected general and administrative expenses of $1,497,510 as compared to $2,008,154 for the corresponding six months ended September 30, 2008. Period to period comparisons and explanations of significant variances follow:


                                         Six Months Ended
                                           September 30,
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Expense Category                        2009          2008       Discussion

----------------------------------- ------------- -------------- -------------------------------------------------------------------
Salaries, payroll taxes and                                                                        -
benefits                                $583,157       $702,042
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Consultants                               62,968        193,278  Decrease reflects cost cutting measures primarily contract accounting services savings of $30,000.
----------------------------------- ------------- -------------- -------------------------------------------------------------------


Travel & entertainment                     6,652         59,550  Cost cutting measure imposed.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
IT                                        37,649         72,058  Slight increase reflects cost of IT consultant utilized in place of former IT employee.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Legal fees                               294,486        187,259  -
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Audit, SOX and tax compliance             84,430        164,888  Decrease  reflects audit  efficiencies in the third year of review and and lower costs of SOX documentation and testing efforts.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Investor relations, shareholders          12,063         52,891  Cancelation  of  contract  with  outside  investor  relation  firm,
meeting                                                          partially offset by expense associated with shareholder meeting in
                                                                 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Office rent, communication  &            228,914        300,001                                    -
other office expenses
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Insurance                                 97,377         75,215                                    -
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Stock based compensation                 178,463        287,478  Former CEO's stock options fully vested in first quarter of fiscal year 2009; no further stock based compensation expense to be recorded.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Director fees                            150,067        175,669                                    -
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Field overhead recoveries              (238,716)      (262,175)  Fewer producing  wells in  2009 as compared  to  2008,  generating overhead recoveries.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
                         TOTAL G&A    $1,497,510     $2,008,154
----------------------------------- ------------- -------------- -------------------------------------------------------------------

         Interest expense and financing costs. For the six months ended September 30, 2009, we reflected interest expense and financing costs of $2,322,376 as compared to $3,422,396 for the corresponding six months ended September 30, 2008. The 2009 amount is comprised of interest paid on the Note Payable issued in October 2007, as amended, of $784,638, interest penalty on non-timely filed Wyoming severance tax reports of $6,055, and amortization of deferred financing costs and discount on Note Payable of $1,531,683. Comparable amounts for the 2008 period were$746,640 of interest on the Note Payable and $2,675,756 of deferred finance discount amortization. The higher interest on Note Payable reflects a 4% increase in the interest rate occurring as part of the amendment to the Term Credit Agreement in June 2009.

Liquidity and Capital Resources
-------------------------------

         As of September 30, 2009 we had cash on hand of $162,500, a working capital deficit of $10,762,000 and short term debt of $10,171,000 due on October 15, 2009. On October 15, 2009, we did not repay the short term debt, which constituted an Event of Default under the terms of the Term Credit Agreement. On October 16, 2009 we received notice of the Event of Default from GasRock Capital LLC, the Lender and notice of their intent to foreclose on the properties securing the debt. On October 21, 2009 GasRock swept the remaining $98,000 from our operating bank account, leaving us without the ability to meet operating expense obligations, or pay staff or other administrative expenses.

Convertible Notes Payable and Bankruptcy
----------------------------------------

         On October 27, 2009 we raised $140,000 in cash through the issuance of convertible notes to certain of our officers, directors and shareholders and used the funds to retain counsel to provide debtor advice. On October 28, 2009 we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Court"). We have reached a Bankruptcy Court approved agreement with the Lender for limited use of cash collateral and we intend to continue to operate our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. The Company is currently seeking to obtain

DIP financing from a number of sources and is developing its restructuring plans should such financing be successful. In addition, the Company has prepared and filed with the Bankruptcy Court certain required financial and other documents. There is no assurance the Company efforts to raise DIP financing will be successful or that the restructuring plans will enable the Company to emerge from bankruptcy.

Going Concern
-------------

         The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 and 2008 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $72.9 million for the period from inception (February 4, 2004) to September 30, 2009.

         Our primary source of liquidity to meet operating expenses and fund capital expenditures is our access to debt and equity markets. The debt and equity markets, public, private, and institutional, have been our principal source of capital used to finance a significant amount of growth, including property acquisitions. We will need substantial additional funding to emerge from bankruptcy, continue operations and to pursue our business plan. The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the oil and natural gas industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, natural resources and foreign exchange markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, employment rates, business conditions, lack of available credit, the state of the financial markets and interest rates may adversely affect our opportunities.

         The following is a summary of Rancher Energy's comparative cash flows:

                                               For the Six Months Ended
                                                    September 30,
                                          ------------------ ------------------
                                                     2009               2008
                                          ------------------ ------------------

    Cash flows from (used for):
                                               $(765,113)       $(1,167,276)
       Operating activities
                                                   10,466
       Investing activities                                        (432,245)
                                                        5
       Financing activities                                        (101,473)

         Cash flows used for operating activities decreased substantially as a result of lower general and administrative and lease operating expenses as discussed above, coupled with realized derivative gains in the period.

         Investing activities in 2009 reflect a modest positive cash flow resulting from the sale of surplus field equipment in the period, compared to oil and gas capital expenditures of $199,882 and expenditures to increase bonds and other assets of $232,363 in the 2008 period.

         Cash flows from financing activities in 2009 reflect proceeds from the exercise of common stock options, compared to expenditures incurred on deferred financing costs in the 2008 period.

Off-Balance Sheet Arrangements
------------------------------

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

If the market price is between the call and the put strike price, no payments are due from either party. During the six months ended September er 30, 2009, we reflected realized gains of $98,378 and unrealized gains of $449,151 from the hedging activity, as compared to realized losses of $649,908 and unrealized gains of $60,165 for the comparable 2008 period.

         We have no other off-balance sheet financing nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates
------------------------------------------

         Critical  accounting  policies and  estimates  are provided in Part II,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the three months ended September 30, 2009.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk
--------------------

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

Financial Market Risk
---------------------

         The debt and equity markets have recently exhibited adverse conditions. The unprecedented volatility and upheaval in the capital markets impacted our ability to refinance or extend our existing short term debt when it matured on October 15, 2009. Alternatively, market conditions may affect the availability of capital for prospective purchasers of our assets or equity. Item 4T. Controls and Procedures.

Items 4 and 4T. Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2009 and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

         On October 28, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Code"). We intend to continue to operate our business as a "debtor-in-possession" in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court.

         See also Note 6 - Contingencies, of Part 1 - Financial Information, of this quarterly filing for a description of threatened litigation.

Item 1A. RISK FACTORS

        Not applicable to smaller reporting companies.

ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2009,the Company held its Annual Meeting of Stockholders (the "Meeting") at the Law Offices of Patton Boggs LLP, 1801 California Street, Suite 4900, Denver, Colorado at 11:00 a.m. (MDT).

The sole proposal at the meeting was the election of the board of directors. Prior to the Meeting, a group of shareholders called the Stytsenko Group filed a proxy statement soliciting proxies to elect alternative director nominees to the board of the directors in opposition to those director nominees proposed by the Company. The Company's shareholders were asked to vote for six directors between two slates of nominees. The results were as follows:

PROPOSAL1: Election of the board of directors (management* and opposition slate**) until the next Annual Meeting:

              Director Nominee                FOR                WITHHELD
              ----------------                ---                --------

John H. Works *                           19,965,497              931,109
William A. Anderson*                      20,020,944              875,662
Joseph P. McCoy*                          20,021,533              875,073
Patrick M. Murray*                        20,020,944              875,662
Myron (Mickey) M. Sheinfeld*              20,020,944              875,662
Mark A. Worthey*                          20,021,533              875,073

Andrei Stytsenko**                        53,941,804              71,251
Silvia Soltan**                           53,935,004              78,051
Vladmir Vaskevich**                       53,944,804              68,251
Mathijs van Houweninge**                  53,927,113              85,942
A.L. "Sid" Overton **                     53,944,804              68,251
Jeffrey B. Bennett**                      53,935,004              78,051

As of the record date of the Meeting, there were 119,516,723 shares of the Company's common stock issued and outstanding.

As a result of the Meeting, Andrei Stytsenko, Silvia Soltan, Vladmir Vaskevich, Mathijs van Houweninge, A.L. "Sid" Overton and Jeffrey B. Bennett were elected to the Board of Directors of the Company.

ITEM 5.  OTHER INFORMATION

            NONE.

ITEM 6.  EXHIBITS

  Exhibits. The following is a complete list of exhibits filed as part of this
                        Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                        302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Accountingl Officer pursuant to Section
                        302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2 Certification of Principal Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RANCHER ENERGY CORP., Registrant


Dated: November 23, 2009                    By: /s/ Jon  C. Nicolaysen
                                                --------------------------------
                                                Jon C. Nicolaysen, President,
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Dated: November 23, 2009                    By: /s/ Richard E. Kurtenbach
                                                --------------------------------
                                                Richard E. Kurtenbach, Chief
                                                Accounting Officer
                                                (Principal Accounting Officer)