Form 10-Q
period 2009-12-31
RANCHER ENERGY CORP.
filed 2010-02-22
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2009

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

       For the transition period from _____________ to ___________________

                        Commission file number: 000-51425

                              Rancher Energy Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  Nevada                                                98-0422451
----------                                              ----------

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

As of February 13, 2010, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.


                              Rancher Energy Corp.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              Unaudited Balance Sheets as of December 31, 2009 and March 31, 2009..................................4

               Unaudited Statements of Operations for the Three and Nine Months ended
               December 31, 2009 and 2008..........................................................................6

               Unaudited Statement of Changes in Stockholders' Equity for the Nine Months ended
               December 31, 2009...................................................................................8

               Unaudited Statements of Cash Flows for the Nine Months ended
               December 31, 2009 and 2008..........................................................................9

               Notes to Financial Statements......................................................................10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................25

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................................35

Item 4.  Controls and Procedures..................................................................................36

Item 4T. Controls and Procedures..................................................................................36

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................38

Item 1A. Risk Factors.............................................................................................38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..............................................38

Item 3.  Defaults Upon Senior Securities..........................................................................38

Item 4.  Submission of Matters to a Vote of Security Holders......................................................38

Item 5.  Other Information .......................................................................................38


Item 6.  Exhibits.................................................................................................38

SIGNATURES........................................................................................................40

                         Part I. Financial Information.


Item 1.   Financial Statements


                              Rancher Energy Corp.
                              Debtor in Possession
                                 Balance Sheets



                                     ASSETS

                                                                                              December 31,
                                                                                                 2009             March 31, 2009
                                                                                               Unaudited              Audited

Current assets:
  Cash and cash equivalents                                                                        $172,855            $917,160
  Accounts receivable and prepaid expenses                                                          783,514             584,139
  Derivative receivable                                                                                   -             455,960
                                                                                             ----------------- -------------------
    Total current assets                                                                            956,369           1,957,259
                                                                                             ----------------- -------------------

Oil and gas properties at cost (successful efforts method):
  Unproved                                                                                       53,077,682          53,328,147
  Proved                                                                                         19,374,998          20,631,487
  Less:  Accumulated depletion, depreciation, amortization and impairment                      (56,088,911)        (41,840,978)
                                                                                             ----------------- -------------------
    Net oil and gas properties                                                                   16,363,769          32,118,656
                                                                                             ----------------- -------------------

Other assets:
  Furniture and equipment net of accumulated depreciation of $524,119 and  $381,396,
respectively                                                                                        619,348             770,354
 Deferred finance costs                                                                                   -             387,414
 Other assets                                                                                       919,420             546,178
                                                                                             ----------------- -------------------
    Total other assets                                                                            1,538,768           1,703,946
                                                                                             ----------------- -------------------
    Total assets                                                                                $18,858,906         $35,779,861
                                                                                             ================= ===================


                                   (Continued)


   The accompanying notes are an integral part of these financial statements.


                              Rancher Energy Corp.
                              Debtor in Possession
                                 Balance Sheets
                                   (Continued)


                                                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          December 31, 2009         March 31, 2009
                                                                                          -----------------         --------------
                                                                                               Unaudited                Audited

Current liabilities:

  Accounts payable and accrued liabilities - post petition                                         $930,569              $185,972

  Asset retirement obligation                                                                       122,269               108,884

  Note payable, net of unamortized discount of $-0- and $165,790, respectively                   10,089,987             9,834,210
                                                                                        ---------------------- ---------------------

Total current liabilities                                                                        11,142,825            10,129,066

Long-term liabilities:

  Asset retirement obligation                                                                     1,277,891             1,171,796
                                                                                        ---------------------- ---------------------

Total long-term liabilities                                                                       1,277,891             1,171,796

                                                                                        ---------------------- ---------------------

Total liabilities not subject to compromise                                                      12,420,716            11,300,862

Liabilities subject to compromise                                                                 1,282,836               630,836
                                                                                        ---------------------- ---------------------

Total liabilities                                                                                13,703,552            11,931,698




                                                                                                      1,194                 1,191

    Additional paid-in capital                                                                   92,949,532            92,582,001

    Accumulated deficit                                                                        (87,795,372)          (68,735,029)
                                                                                        ---------------------- ---------------------

Total stockholders' equity                                                                        5,155,354            23,848,163

                                                                                        ---------------------- ---------------------

Total liabilities and stockholders' equity                                                      $18,858,906           $35,779,861
                                                                                        ====================== =====================

   The accompanying notes are an integral part of these financial statements.

                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Operations
                                   (Unaudited)



                                                                      Three Months Ended December 31,

Revenues:                                                             2009                        2008

 Oil & gas sales                                                            $970,502                    $746,967
 Derivative gains (losses)                                                   (6,809)                   1,586,911
                                                            --------------------------- ---------------------------
                                                                             963,693                   2,333,878
                                                            --------------------------- ---------------------------
Operating expenses:
 Production taxes                                                            143,769                      90,940
 Lease operating expenses                                                    411,150                     831,559
 Depreciation, depletion and amortization                                    299,184                     350,847
 Accretion expense                                                            38,821                      40,661
 Impairment of unproved properties                                        13,525,642                  32,500,000
 Exploration expense                                                           3,340                       4,293
 General and administrative                                                  568,717                     780,261
                                                            --------------------------- ---------------------------
  Total operating expenses                                                14,990,623                  34,598,561

                                                            --------------------------- ---------------------------
 Loss from operations                                                   (14,026,930)                (32,264,683)
                                                            --------------------------- ---------------------------

Other income (expense):
 Amortization of deferred finance costs
      and discount on note payable                                         (239,106)                   (848,696)
  Interest expense                                                         (460,165)                   (323,190)
  Interest and other income                                                        7                       6,811
                                                            --------------------------- ---------------------------
  Total other income (expense)                                             (699,264)                 (1,165,075)
                                                            --------------------------- ---------------------------
 Loss before reorganization items                                       (14,726,194)                (33,429,758)
                                                            --------------------------- ---------------------------
Reorganization Items
  Professional and legal fees                                                158,727                           -

                                                            --------------------------- ---------------------------
Net loss                                                               $(14,884,921)               $(33,429,758)
                                                            =========================== ===========================

Basic and diluted net loss per share                                         $(0.12)                     $(0.29)
                                                            =========================== ===========================

Basic and diluted weighted average shares outstanding                    119,316,700                 116,196,049
                                                            =========================== ===========================



    The accompanying notes are an integral part of these financial statements


                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Operations
                                   (Unaudited)

                                                                            Nine Months Ended December 31,

Revenues:                                                                 2009                        2008

 Oil & gas sales                                                              $2,498,376                   $4,641,836
 Derivative gains (losses)                                                     (357,582)                      997,169
                                                                 -------------------------- ----------------------------
                                                                               2,140,794                    5,639,005
                                                                 -------------------------- ----------------------------
Operating expenses:
 Production taxes                                                                338,547                      564,590
 Lease operating expenses                                                      1,088,163                   2,004,422,
 Depreciation, depletion and amortization                                        868,263                      928,395
 Accretion expense                                                               119,480                      117,771
 Impairment of unproved properties                                            13,525,642                   39,300,000
 Exploration expense                                                              15,172                       13,896
 General and administrative                                                    2,066,226                    2,788,415
                                                                 -------------------------- ----------------------------
  Total operating expenses                                                    18,021,493                   45,717,489
                                                                 -------------------------- ----------------------------
 Loss from operations                                                       (15,880,699)                 (40,078,484)
                                                                 -------------------------- ----------------------------

Other income (expense):
 Amortization of deferred finance costs and
        discount on note payable                                             (1,770,789)                  (3,524,399)
 Interest expense                                                            (1,250,859)                  (1,069,884)
  Interest and other income                                                          731                       26,129
                                                                 -------------------------- ----------------------------
  Total other income (expense)                                               (3,020,917)                  (4,568,154)
                                                                 -------------------------- ----------------------------
 Loss before reorganization items                                           (18,901,616)                 (44,646,638)
Reorganization Items
  Professional and legal fees                                                    158,727                            -
Net loss                                                                   $(19,060,343)                $(44,646,638)
                                                                 ========================== ============================

Basic and diluted net loss per share                                             $(0.16)                      $(0.39)
                                                                 ========================== ============================

Basic and diluted weighted average shares outstanding                        119,357,245                  115,541,973
                                                                 ========================== ============================


    The accompanying notes are an integral part of these financial statements



                              Rancher Energy Corp.
                              Debtor In Possession
                  Statement of Changes in Stockholders' Equity
                   For the Nine Months Ended December 31, 2009
                                   (Unaudited)


                                                                                 Additional                           Total
                                                                                  Paid-In        Accumulated      Stockholders'
                                                                                                 ------------
                                                       Shares        Amount       Capital          Deficit            Equity
                                                       ------        ------       -------          -------            ------


Balance, April 1, 2009                                119,016,700     $1,191     $92,582,001     $(68,735,029)       $23,848,163


Common stock issued on exercise of options                500,000          5               -                 -                 5


Cancelation of non-vested restricted stock              (200,000)        (2)               2                                   -

Stock-based compensation                                       -           -         262,529                 -           262,529


Financing cost associated with beneficial
conversion feature of convertible debt                                               105,000                             105,000

Net loss                                                       -           -               -      (19,060,343)       (19,060,343)

                                                    ---------------- ---------- --------------- ----------------- -----------------

Balance, December 31, 2009                            119,316,700     $1,194     $92,949,532     $(87,795,372)        $5,155,354
                                                    ================ ========== =============== ================= =================


   The accompanying notes are an integral part of these financial statements.


                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Cash Flows
                                   (unaudited)

                                                                                    Nine Months Ended December 31,
                                                                                  2009                           2008

Cash flows from operating activities:

Net loss                                                                     $(19,060,343)                $(44,646,638)

Adjustments to reconcile net loss to cash used for operating activities:

Depreciation, depletion, and amortization                                          868,263                      928,395

  Impairment of unproved properties                                             13,525,642                   39,300,000

  Reorganization items, net                                                        158,727                            -

  Accretion expense                                                                119,480                      117,771

  Asset retirement obligation settlements                                                -                    (146.401)

  Interest expense beneficial conversion feature,
        convertible notes payable                                                  105,000                            -

  Interest expense converted to short-term debt                                    188,112                            -

  Amortization of deferred financing costs and discount
        on note payable                                                          1,665,789                    3,524,398

  Unrealized (gains) losses on derivative activities                               455,960                    (836,907)

  Stock-based compensation expense                                                 210,829                      353,481

  Services exchanged for common stock - directors                                   51,700                      295,050

   Loss on asset sale                                                                    -                       35,797

Changes in operating assets and liabilities:
  Accounts receivable and prepaid expenses                                       (199,375)                    (181,616)

  Other assets                                                                      19,205                            -

  Accounts payable and accrued liabilities                                       1,154,390                  (1,142,448)
                                                                   -------------------------- ----------------------------
Net cash used for operating activities, before
        reorganization                                                           (736,621)                  (2,399,118)

  Cash effect of reorganization items                                             (56,519)                            -
                                                                   -------------------------- ----------------------------

Net cash used for operating activities                                           (793,140)                  (2,399,118)
                                                                   -------------------------- ----------------------------
Cash flows from investing activities:
  Capital expenditures for oil and gas properties                                  (3,805)                    (230,087)

  Proceeds from sale of other assets                                                10,760                            -

Increase in other assets                                                                 -                    (440,101)
                                                                   -------------------------- ----------------------------

Net cash used for investing activities                                               6,955                    (670,188)
                                                                   -------------------------- ----------------------------
Cash flows from financing activities:
  Payment of deferred financing costs                                                    -                    (101,478)

  Repayment of debt                                                               (98,125)                  (2,240,000)

  Proceeds from issuance of convertible notes payable                              140,000                            -

  Proceeds from issuance of common stock upon exercise
        of stock options                                                                 5                            8
                                                                   -------------------------- ----------------------------
    Net cash used for financing activities                                          41,880                  (2,341,470)
                                                                   -------------------------- ----------------------------
Decrease in cash and cash equivalents                                            (744,305)                  (5,410,776)

Cash and cash equivalents, beginning of period                                     917,160                    6,842,365
                                                                   -------------------------- ----------------------------

Cash and cash equivalents, end of period                                          $172,855                   $1,431,589
                                                                   ========================== ============================
Non-cash investing and financing activities:
  Cash paid for interest                                                          $613,479                  $ 1,069,733
                                                                   ========================== ============================

  Payables settled for oil and gas properties                                          $ -                     $ 53,799
                                                                   ========================== ============================

  Asset retirement asset and obligation                                                 $-                    $  43,493
                                                                   ========================== ============================
  Deferred finance costs, conveyance of overriding
        royalty and net profits interest                                        $1,500,000              $     1,050,000
                                                                   ========================== ============================

                              Rancher Energy Corp.
                              Debtor in Pos session
                          Notes to Financial Statements
                   For the Nine Months Ended December 31, 2009
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization
------------

         Rancher Energy Corp. ("Rancher Energy" or the "Company") was incorporated in the state of Nevada on February 4, 2004. The Company acquires, explores for, develops and produces oil and natural gas, concentrating on applying secondary and tertiary recovery technology to older, historically productive fields in North America.
Basis of Presentation

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

Bankruptcy Filing
-----------------

            On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Court"). The Company will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. See Note 2 "Proceedings Under Chapter 11 of the Bankruptcy Code" for details regarding the Bankruptcy filing and the Chapter 11 case.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, the petition raises substantial doubt about the Company's ability to remain a going concern. The Company's continuation as a going concern may be contingent upon, among other things, its ability (i) to obtain Debtor-in-Possession financing; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; and (v) to obtain financing to facilitate an exit from bankruptcy. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and are in the process of formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should we be unable to continue as a going concern. In the event the Company's restructuring activities are not successful and it is required to liquidate, additional significant adjustments in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used may be necessary.

         Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) 852-10 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the period ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts. In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted FASB ASC 852-10 effective on October 28, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

Oil and Gas Producing Activities
--------------------------------

         The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures within the statements of cash flows. The costs of development wells are capitalized whether or not proved reserves are found. Costs of unproved leases, which may become productive, are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair value and are not subject to amortization.

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

         The Company complies with FASB ASC 932-360 "Extractive Activities - Oil and Gas". The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that no suspended well costs should be impaired.

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the

Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The Company recognized $13.5 million and $39.3 million of impairment of on unproved properties during the nine months ended December 31, 2009 and 2008, respectively.

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

Commodity Derivatives
---------------------

         The Company accounts for derivative instruments or hedging activities under the provisions of FASB ASC 815-10 "Derivatives and Hedging" FASB ASC 815-10 requires the Company to record derivative instruments at their fair value. The Company's risk management strategy is to enter into commodity derivatives that set "price floors" and "price ceilings" for its crude oil production. The objective is to reduce the Company's exposure to commodity price risk associated with expected crude oil production.

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

         Derivative losses are included in cash flows from operating activities in the accompanying Statements of Cash Flows. The table below summarizes the realized and unrealized losses related to our derivative instruments for the three and nine months ended December 31, 2009 and 2008.


                                                         Three Months Ended December 31,     Nine Months Ended December 31,
                                                              2009             2008             2009             2008
                                                              ----             ----             ----             ----

   Realized gains (losses) on derivative instruments                  $-         $144,285         $98,378        $(505,623)
   Unrealized gains (losses) on derivative instruments           (6,809)        1,442,626       (455,960)         1,505,792
                                                         ---------------- ---------------- --------------- -----------------
   Total   realized  and   unrealized   gains  (losses)
   recorded                                                     $(6,809)       $1,586,911      $(357,582)          $997,169
                                                         ================ ================ =============== =================

The Company's hedge expired under its own terms on October 31, 2009. As of December 31, 2009 the Company has no hedges in place.

Net Profits Interest
--------------------

         The Company assigned a 10% Net Profits Interest (NPI) to its Lender, under the terms of the Eighth Amendment to the Term Credit Agreement (see NOTE 5
- Short-term Note Payable). Net profit is defined as the excess of the sum of crude oil proceeds plus hedge settlements, over the sum of lease operating, marketing, transportation and production tax expenses. The Company is obligated to pay to the Lender 10% of such excess, if any, on a monthly basis, so long as the NPI remains in effect. The Company records amounts due under the NPI as operating expense. For the nine months ended December 31, 2009, the Company recognized $107,681 as NPI expense, including such amount as lease operating expense in its Statement of Operations.

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

         The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                         For the Nine Months Ended December 31,
                                         --------------------------------------
                                          2009                           2008
                                          ----                           ----

        Dilutive                            -                             -
        Anti-dilutive                  57,961,019                     70,314,465


Reclassification
----------------

         Certain amounts in the fiscal 2009 financial statements have been reclassified to conform to the fiscal 2010 financial statement presentation. Such reclassifications had no effect on net loss.

Other Significant Accounting Policies
-------------------------------------

         Other accounting policies followed by the Company are set forth in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2009, and are supplemented in the Notes to Financial Statements in this Quarterly Report on Form 10-Q for the nine months ended December 31, 2009. These unaudited financial statements and notes should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2009.

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

         In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, which requires additional disclosures regarding the fair value of financial instruments in this Quarterly Report on Form 10-Q and subsequent reports, but had no material impact on the Company's financial statements. See Note 5 "Fair Value Measurements" herein for the required disclosures.

         In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company's financial statements. The Company evaluates subsequent events up to immediately prior to the issuance of its financial statements, and for purposes of the accompanying financial statements, the Company has evaluated subsequent events through February 19, 2010 the filing date of this 10-Q.

         In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This guidance became effective for us on October 1, 2009. The Company adopted this guidance on October 1, 2009, and it had no material impact on its financial statements.

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

         In January 2010, the FASB issued an Accounting Standards Update (ASU) entitled Oil and Gas Reserve Estimation and Disclosures. This ASU amends the FASB accounting standards to align the reserve calculation and disclosure requirements with the requirements in the new SEC Rule, Modernization of Oil and Gas Reporting Requirements. The ASU will be effective for annual reporting periods ending on or after December 31, 2009.

In January 2010, the FASB issued guidance which requires an entity to disclose the following:

     o Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.
     o Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).
     o Provide fair value measurement disclosures for each class of assets and liabilities.
     o Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or Level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance and settlement on the forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company is currently in the process of evaluating the new requirements.

         In September 2009, the FASB issued its proposed updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries--Oil and Gas (Topic 932) with the requirements in the SEC's final rule discussed above. The public comment period for the FASB's proposed updates ended October 15, 2009; however, no final guidance has been issued by the FASB. The Company is evaluating the potential impact of any updates to the oil and gas accounting rules and will comply with any new accounting and disclosure requirements once they become effective. The Company anticipates that the following rule changes could have a significant impact on its results of operations as follows:

    o The price used in calculating reserves will change from a single-day closing price measured on the last day of the company's fiscal year to a 12-month average price, and will affect the Company's depletion and ceiling test calculations.

    o Several reserve definitions have changed that could revise the types of reserves that will be included in the Company's year-end reserve report.

Many of the Company's financial reporting disclosures could change as a result of the new rules.

Note 2 - Proceedings Under Chapter 11 of the Bankruptcy Code

         As discussed in Note 1 above, on October 28, 2009 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The petition was filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

         No assurance can be provided as to what values, if any, will be ascribed in the bankruptcy proceedings to the Company's pre-petition liabilities, common stock and other securities. Based upon the status of the Company's plan of reorganization, we currently believe that it is uncertain whether holders of our securities will receive any payment in respect of such securities. Accordingly, extreme caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

         Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay with respect thereto.

         In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose and obtain Bankruptcy Court confirmation of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause to up to 18 months and 20 months, respectively, after the Petition Date. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by at least one class of holders of impaired claims in order to be confirmed. A class of impaired claim holders against or a class of equity interests in the Company is deemed to have accepted the plan of reorganization if (i) at least one-half in number and two-thirds in dollar amount of claims (exclusive of claims held by "insiders" as that term is defined in the Bankruptcy Code) actually voting have voted to accept the plan; and (ii) at least two-thirds in amount of equity interests (exclusive of interests held by "insiders" as that term is defined in the Bankruptcy Code) actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed pre-petition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance. In this regard, the Company expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by the Company's rejection of various executory contracts and unexpired leases. Conversely, the Company would expect that the assumption of certain executory contracts and unexpired leases may convert liabilities shown in our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty at this time.

         The Bankruptcy Court has established a deadline for the filing of proofs of claim under the Bankruptcy Code of March 5, 2010, requiring the Company's creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Company's creditors. Litigation may be required to resolve any such disputes or discrepancies.

         There can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated.

         The ability of the Company to continue as a going concern may depend upon, among other things, (i) the Company's ability to comply with the terms and conditions of the cash collateral orders entered by the Bankruptcy Court in connection with the Bankruptcy Case; (ii) ) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing. There can be no assurance that any of these efforts will be successful. The accompanying unaudited financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Preparing the accompanying unaudited financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our financial statements. Our historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

         The uncertainty resulting from the Chapter 11 filing may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with property owners and potential lessees, vendors and service providers; negatively impact the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limit the Company's ability to obtain trade credit; and limit the Company's ability to maintain and exploit existing properties and acquire and develop new properties.

         Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities.

Reorganization Items
--------------------

         Reorganization items represent the direct and incremental costs related to the Company's Chapter 11 case, such as professional fees incurred, net of interest income earned on accumulated cash during the Chapter 11 process. These restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the Court) and other reorganization items that could be material to the Company's financial position or results of operations in any given period.

Liabilities Subject to Compromise

         Liabilities subject to compromise at December 31, 2009 and March 31, 2009 include the following pre-petition liabilities:


                                                          December 31, 2009       March 31, 2009
 ------------------------------------------------------------------------------------------------

      Accounts payable, trade                                        $165,781           $    -
      Other payables and accrued liabilities                          305,566          105,985
      Property and ad valorem taxes payable                           671,489          524,851
      Convertible notes payable                                       140,000                -
                                                          ---------------------------------------

           Total liabilities subject to compromise                 $1,282,836         $630,836
                                                          =======================================



Note 3--Oil and Gas Properties
 The Company's oil and gas properties are summarized in the following table:


                                                    December 31,         March 31,
                                                   -------------       --------------
                                                       2009                2009


Proved properties                                      $19,374,998         $20,631,487

Unproved properties exclueded from DD&A                 52,713,480          52,953,185

Equipment and other                                        364,202             374,962
                                                  ------------------- -------------------

Subtotal Unevaluated Properties                         53,077,682          53,328,147
                                                  ------------------- -------------------

Total oil and gas properties                            72,452,680          73,959,634

Less accumulated depletion, depreciation,
        amortization and impairment                   (56,088,911)        (41,840,978)
                                                  ------------------- -------------------

                                                       $16,363,769         $32,118,656
                                                  =================== ===================

Assignment of Overriding Royalty Interest and Net Profits Interest
------------------------------------------------------------------

         In conjunction with the issuance of short term debt in October 2007 (See Note 5), the Company assigned the Lender a 2% Overriding Royalty Interest
(ORRI), proportionally reduced when the Company's working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimated that the fair value of the ORRI granted to the Lender to be approximately $4,500,000 and recorded this amount as a debt discount and a decrease of oil and gas properties. In October 2008 the Company extended the maturity date of the short term debt by six months. As partial consideration for the extension, the Company granted an increase in the proportionate ORRI from 2% to 3%. The Company estimated that the fair value of the incremental ORRI granted to the Lender to be approximately $1,050,000 and has recorded this amount as a debt discount and a decrease of oil and gas properties. In June 2009 the Company extended the maturity date of the short term debt until October 15, 2009. As partial consideration for the extension, the Company assigned the Lender a 10% Net Profits Interest (the "NPI") in all crude oil and natural gas produced from its three Powder River Basin fields. The Company estimated the fair value of the NPI to be approximately $1,500,000 and recorded this amount as deferred finance costs and a decrease of oil and gas properties.

Impairment of Unproved Properties
---------------------------------

         In conjunction with its periodic assessment of impairment of unproved properties, the Company reevaluated the carrying value of its unproved properties giving consideration to the Company's financial condition, commodity price volatility, difficulties in the global financial markets and the related difficulties the Company has encountered in raising capital to develop the properties. Accordingly, Company management determined to recognize impairment during the nine months ended December 31, 2009 in an amount equal to the remaining carrying value of its unproved properties, $13,525,642. For the same period in 2008 the Company recognized impairment of unproved properties in the amount of $39,300,000.

Note 4 - Asset Retirement Obligations
         The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Cash paid to settle asset retirement obligations are included in the operating section of the Company's statements of cash flows.

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

         A reconciliation of the Company's asset retirement obligation liability during the nine months ended December 31, 2009 and 2008 is as follows:

                                                2009                 2008
                                                ----                 ----

Beginning asset retirement obligations          $1,280,680        $1,259,851
Liabilities incurred                                     -
Liabilities settled                                      -         (147,661)
Changes in estimates                                     -            43,493
Accretion expense                                  119,480           117,771
                                         -------------------- -----------------
Ending asset retirement obligation              $1,400,160        $1,273,454
                                         -------------------- -----------------

Current                                           $122,269          $320,768
Long-term                                        1,277,891           952,686
                                         -------------------- -----------------
                                                $1,400,160        $1,273,454
                                         ==================== =================

Note 5 -- Fair Value Measurements

         The Company complies with FASB ASC 820-10 "Fair Value Measurements and Disclosures" which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

     o Level 1: Quoted prices are available in active markets for identical assets or liabilities;
     o Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
     o Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

         FASB ASC 820-10 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table presents the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 by level within the fair value hierarchy:

                                                       Fair Value Measurements Using
                                                       -----------------------------
                                          Level 1              Level 2                  Level 3
                                          -------              -------                  -------

Assets:                                     $-                    $-                      $-
Liabilities                                 $-                    $-                      $ -
  Asset retirement obligation               $-                    $-                 $  1,400,160

         The Company's sole derivative financial instrument, a participating cap costless collar agreement expired during the three months ended December 31, 2009. The fair value of the costless collar agreement was determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models were considered level 3 inputs in the fair value hierarchy. In the Company's adoption of FASB ASC 820-10-05, it considered the impact of counterparty credit risk in the valuation of its assets and its own credit risk in the valuation of its liabilities that are presented at fair value. The Company established the fair value of its derivative instruments using a published index price, the Black-Scholes option-pricing model and other factors including volatility, time value and the counterparty's credit adjusted risk free interest rate. The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:


                                                      2009          2008

Balance as of April 1                                  $455,960     $(836,907)
  Total gains (losses) (realized or unrealized):
    Included in earnings                              (357,582)        997,169
    Included in other comprehensive income                    -              -
  Purchased, issuances and settlements                 (98,378)        680,223
  Transfers in and out of Level 3                                            -

                                                     ------------- -------------
Balance as of December 31                                    $-       $840,485
                                                     ============= =============

Change in unrealized gains (losses) included
in earnings relating to derivatives still held
as of December 31                                            $-    $ 1,677,392
                                                     ============= =============

Note 6- Short-term Note Payable

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

         On June 3, 2009 the Note was again amended (the "Eighth Amendment") to among other things extend the maturity date until October 15, 2009. Under the provisions of the Eighth Amendment, the Company executed and delivered a Conveyance of Net Profits, granting to the Lender a net profits interest in and to the Company's properties equal to 10% of the net profit attributable to the Company's interest in and to all hydrocarbons produced or saved from its properties. Under the terms of the Eighth Amendment, the Company had the right to purchase from the Lender: (a) two-thirds (2/3), but not less, of the net profits interest for the period beginning on June 3, 2009 and ending on August 7, 2009 for the sum of $2,000,000 in cash or (b) for the period beginning August 8, 2009 and ending on October 15, 2009, one-third (1/3), but not less, for the sum of $1,333,333 in cash (the Company did not exercise either of the purchase options). The Company did not make payment of the principal and accrued interest on the maturity date, October 15, 2009.

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

         The Company's obligations under the Term Credit Agreement, as amended, are collateralized by a first priority security interest in its properties and assets, including all rights under oil and gas leases in its three producing oil fields in the Powder River Basin of Wyoming and all of its equipment on those properties. Under the terms of the original Term Credit Agreement, the Company granted the Lender a 2% Overriding Royalty Interest (ORRI), proportionally reduced when the Company's working interest is less than 100%, in all crude oil and natural gas produced from its three Powder River Basin fields. The First Amendment granted an increase in the proportionate overriding royalty interests ("ORRI") assigned to the Lender from 2% to 3%. The Company estimated the fair value of the 2% ORRI granted to the Lender to be approximately $4,500,000 and the value of the increase ORRI to be approximately $1,050,000. These amounts were recorded as discounts to the Note Payable and as decreases of oil and gas properties. The Eighth Amendment granted a Conveyance of Net Profits to the Lender. The Company estimated the fair value of the 10% NPI to be approximately $1,500,000. This amount was recorded as deferred finance costs and was amortized over the term of the Note, as amended. The Company recorded total amortization of discounts and deferred finance costs of $1,770,789 and $2,914,392 for the nine months ended December 31, 2009 and 2008 respectively.

         As noted above, the Note Payable issued by the Company on October 16, 2007, matured on October 15, 2009. Payment of the principal balance of approximately $10,188,000, plus accrued interest, was not made on the maturity date, and therefore, an event of default occurred under the Term Credit Agreement, as amended. On November 16, 2009, the Lender presented to the Company a Notice of Event of Default, a Demand for Payment and a Notice of Intent to Foreclose, collectively "the Notice"). The Notice declared all of the obligations immediately due and payable and demands that the Company promptly pay to Lender all of the obligations within ten days of receipt of the Notice, and states that if the Company fails to pay the obligations in full as demanded, the Lender intends to foreclose on the secured properties under the terms of the Term Credit Agreement and other agreements. Effective as the date of the Notice, interest under the Credit agreement will accrue at the default rate, and the percentage of net revenue to be applied for debt service and other obligations shall be 100%.
         On October 16, 2009 the Lender gave instructions to the Company's bank (the "Instruction") that under the terms of the Restricted Account and Securities Control Agreement executed in conjunction with the Term Credit Agreement, that as of the date of the Instruction, the Company shall no longer have access to any funds held in identified accounts, and the Lender now had exclusive right to direct the disposition of such funds. On October 21, 2009 the Company's bank transferred the all remaining funds, $98,415, from the Company's account to the Lender.
         As discussed in Note 1 and Note 2 above, On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Court"). Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Note 7- Convertible Promissory Notes Payable

            On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000 in consideration for money loaned to the Company of equal amount. One hundred thousand dollars of the Promissory Notes were issued to four officers and/or directors ($25,000 each). The remainder of the Promissory Notes were issued to existing shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes mature on November 1, 2010, and all obligations and payments due under the Promissory Notes are subordinate to the Company's senior debt. Principal and accrued interest are due on the maturity date. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes.

            In accordance with ASC 470.20 "Debt with Conversion and Other Options" the Company recognized the advantageous value of conversion rights attached to the Promissory Notes. Such rights give the note holder the ability to convert the Promissory Note into common stock at a price per share that is less than the trading price to the public on the day of issuance. The beneficial value in an amount of $105,000, is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion price) of the beneficial conversion feature of the Promissory Notes and is recorded as interest expense in the accompanying Statements of Operations and as additional paid in capital in the accompanying Balance Sheet.

Note 8 - Contingencies

Threatened Litigation
---------------------

         In a letter dated February 18, 2009 sent to each of the Company's Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. The Company cannot predict the likelihood of a lawsuit being filed, its possible outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in any such lawsuit. Any suit against the Company is stayed by the Chapter 11 case, and, insofar as these claims are asserted against the Company, they are subject to the claim process imposed by the Bankruptcy Code and the possible imposition of section 510 of the Bankruptcy Code.

         See also Note 12 - Subsequent Events for discussion of litigation filed by the Company after December 31, 2009.


Note 9 - Income Taxes

         As of December 31, 2009, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

         The Company is subject to United States federal income tax and income tax from multiple state jurisdictions. Currently, the Internal Revenue Service is not reviewing any of the Company's federal income tax returns, and agencies in states where the Company conducts business are not reviewing any of the Company's state income tax returns. All tax years remain subject to examination by tax authorities, including for the period from February 4, 2004 through March 31, 2009.

Note 10--Common Stock

         The Company's capital stock as of December 31, 2009 and 2008 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share.

Issuance of Common Stock
------------------------

         During the nine months ended December 31, 2009, the Company issued 500,000 shares to a former officer of the Company upon the exercise of stock options. No other shares of stock were issued during the period.

Note 11--Share-Based Compensation

Chief Executive Officer (CEO) Options
-------------------------------------

         During the nine months ended December 31, 2009, the Company's former CEO exercised options to acquire 500,000 shares of common stock, for a cumulative exercise price of $5.00 ($0.00001/share).

Restricted Stock Cancellation
-----------------------------

         During the nine months ended December 31, 2009, 200,000 shares of restricted stock that had been issued to former directors, but not vested, were cancelled. Such cancellation has been reflected as a reduction of common stock and an increase in additional paid in capital in the accompanying Balance Sheet and Statement of Changes in Stockholders' Equity.

Grant of Options to Directors
-----------------------------

         On October 27, 2009 in conjunction with the execution of Management Retention Agreements (the "Retention Agreement"), each of the Company's four directors was granted options to purchase 2,500,000 share of the Company's common stock at an exercise price of $0.035 per share. The options expire on December 31, 2019 and are exercisable 10% on the date of grant and 90% on or after the earliest to occur of: i) November 1, 2010; ii) the confirmation by the court of a Reorganization Plan for the company filed with the Unites States Bankruptcy Court; iii) the dismissal of the Company from Chapter 11 Bankruptcy with approval of the court; iv) an event of merger, consolidation, sale of assets or other transaction which results in the holders of the Company's common stock immediately before such transaction owning less the 50% of the stock outstanding immediately after the transactions: v) any other change of Control as described in the Retention Agreement, or vi) a Voluntary Termination for Good Reason, as set forth in the Retention Agreement.

         The Company determined the fair value of the options to be $0.0255 per underlying common share. The value was determined by using the Black-Scholes valuation model using the following assumptions:

         Volatility                         125.14%
         Expected option term               3 years
         Risk-free interest rate            1.375%
         Expected dividend yield            0.000%

         The Company recognized stock based compensation expense relating to the Director's options of $63,600 for the nine months ended December 31, 2009 and expects to recognize the remaining compensation expense of $229,075 relating to the unvested options over the next 10 months.

2006 Stock Incentive Plan
-------------------------

         On October 27 2009 the Company's Board of Directors granted to two employees and one non-employee options to purchase 1,700,000 shares of common stock at an exercise price of $0.035 per share, under the provisions of the 2006 Stock Incentive Plan (the "Plan"). The options expire on October 27, 2014 and are exercisable 10% on the date of grant and 90% on or after the earliest to occur of: i) November 1, 2010; ii) the confirmation by the court of a Reorganization Plan for the company filed with the Unites States Bankruptcy Court; iii) the dismissal of the Company from Chapter 11 Bankruptcy with approval of the court; iv) an event of merger, consolidation, sale of assets or other transaction which results in the holders of the Company's common stock immediately before such transaction owning less the 50% of the stock outstanding immediately after the transactions, or: v) any other change of Control as described in the Plan

         The Company determined the fair value of the options to be $0.0255 per underlying common share. The value was determined by using the Black-Scholes valuation model using the following assumptions:

         Volatility                         125.14%
         Expected option term               3 years
         Risk-free interest rate            1.375%
         Expected dividend yield            0.000%

         During the nine months ended December 31, 2009, options to purchase 70,000 shares of common stock granted to employees expired. The options had exercise prices ranging from of $0.18 to $1.18.

Total estimated unrecognized compensation cost from unvested stock options issues under the Plan as of December 31, 2009 was approximately $77,000, which the Company expects to recognize over the next ten months. As of December 31, 2009, there were 2,206,000 options outstanding under the 2006 Stock Incentive Plan and 7,794,000 options are available for issuance. Note 12 - Subsequent Events

Litigation
----------

         On February 12, 2010, the Company filed an adversary proceeding in the Bankruptcy Court against GasRock Capital LLC , Case No. 10-01173-MER. The complaint seeks to avoid the interest of GasRock in the 10% NPI conveyed to GasRock in connection with the Eighth Amendment to the Term Credit Agreement and the additional 1% ORRI conveyed to the Lender in October 2008 in connection with an extension of the short term note. The primary basis of the complaint is that the Lender gave less than fair equivalent value for the conveyances at a time when the Company was insolvent, or when the conveyances left the Company with insufficient capital. In other words, the Company has claimed that the value of the conveyances was in excess of a reasonable fee for the extensions, and, as a result, the conveyances were "constructively fraudulent" under both applicable Bankruptcy law and the Uniform Fraudulent Transfers Act.

         In addition, the Company has challenged the conveyance of the NPI and the 1% ORRI, together with the original 2% ORRI conveyed to Lender when its loan was first made, on the grounds that they should be recharacterized as security interests and not outright transfers of title. The Company has also claimed that the conveyances rendered the Loan usurious under Texas law. Further, the Company has sought to have the NPI and 1% ORRI avoided as preferences under ss. 547 of the Bankruptcy Code and to equitably subordinate the Lender's claim.

         Although the Company believes its claims are well-taken, the Company expects the Lender to vigorously defend against the complaint, and no assurance can be given that the Company will be successful in whole or in part.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Proceedings under Chapter 11
----------------------------

          On October 28, 2009, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Colorado (the "Court") (Case number 09-32943) We will continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan.

          Pursuant to the provisions of the Bankruptcy Code, we are not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court or as may ultimately be provided in a plan of reorganization. Similarly, claimants may not enforce any claims against us that arose prior to the date of the filing. In addition, as a debtor-in-possession, we have the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 case.

         It is our intention to address all of our prepetition claims in a plan of reorganization in our Chapter 11 case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact that our Chapter 11 cases and any reorganization plan will have on the trading market for our stock. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time.

Forward-Looking Statements
--------------------------
         The statements contained in this Quarterly Report on Form 10-Q that are not historical are "forward-looking statements", as that term is defined in
Section 21E of the  Securities  Exchange Act of 1934,  as amended (the  Exchange
Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

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

     o    future operating results; and

     o    plans, objectives, expectations, and intentions.

         These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations", and other sections of this Quarterly Report on Form 10-Q. Forward-looking statements are typically identified by use of terms such as "may", "could", "should", "expect", "plan", "project", "intend", "anticipate", "believe", "estimate", "predict", "potential", "pursue", "target" or "continue", the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

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

Organization
------------

         We are an independent energy company that explores for and develops produces, and markets oil and gas in North America. We operate three oil fields in the Powder River Basin, Wyoming. Our business plan is to use CO2 injection to increase oil production in these oil fields.

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

         On September 30, 2009, at a meeting of the Company's shareholders, the following individual were elected to replace the six standing directors: Andrei Stytsenko, Silvia Soltan, Vladimir Vaskevich, Mathijs van Houweninge, A.L. "Sid" Overton and Jeffrey B. Bennett. On October 1, 2009, the Board of Directors terminated the employment of John Works, the Company's President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. On October
2. 2009 the Board of Directors appointed Jon C. Nicolaysen President and Chief Executive Officer and Mathijs van Houweninge as Secretary and Treasurer of the Company, each to serve until the Board's next annual meeting or until their successors are appointed. On October 21, 2009, Mr. Stytsenko, Mr. Vaskevich and Ms. Soltan, resigned their positions as Directors of the Company. On October 27, 2009, Jon C. Nicolaysen was appointed to the Board of Directors

         We did not repay our short term debt on its maturity date, October 15, 2009 resulting in an event of default and the commencement of foreclosure proceedings by GasRock Capital, the Lender. On October 28, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Code"). We have reached a Bankruptcy Court approved agreement with the Lender for use of cash collateral and we intend to continue to operate our business as a "debtor-in-possession" in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. We are actively engaged in discussions with potential DIP finance providers that, if successful, would enable us to submit a plan of reorganization and, with Bankruptcy Court approval, emerge from bankruptcy and pursue our business plan.

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



Results of Operations
---------------------

Three months ended December 31, 2009 Compared to Three Months December 31, 2008.

         The following is a comparative summary of our results of operations:

                                                                        Three Months Ended December 31,
                                                                         2009                      2008
                                                                         ----                      ----

Revenues:
Oil production (in barrels)                                                      14,484                    16,997

Net oil price (per barrel)                                     $                  67.01   $                 43.95
Oil sales                                                      $                970,502   $               746,967
Derivative gains (losses)                                                        (6,809)                1,586,911
                                                                  ------------------------------------------------
Total revenues                                                                  963,693                 2,333,878

Operating expenses:
Production taxes                                                                143,769                    90,940
Lease operating expenses                                                        411,150                   831,559
Depreciation, depletion, amortization and accretion                             338,005                   391,508
Impairment of unproved properties                                            13,525,642                32,500,000
Exploration expense                                                               3,341                     4,293
General and administrative expense                                              568,716                   780,261

                                                                  ------------------------------------------------
Total operating expenses                                                     14,990,623                34,598,561
                                                                  ------------------------------------------------

Loss from operations                                                        (14,026,930)             (32,264,683)
                                                                  ------------------------------------------------

Other income (expense):
Interest expense and financing costs                                           (699,271)              (1,171,886)
Interest and other income                                                             7                     6,811
                                                                  ------------------------------------------------
Total other income (expense)                                                   (699,264)              (1,165,075)
                                                                  ------------------------------------------------

Loss before  reorganization items                                          (14,726,194)              (33,429,758)

                                                                  ------------------------------------------------
Reorganization items                                                            158,727                         -
                                                                  ------------------------------------------------
Net loss                                                       $            (14,884,921)  $          (33,429,758)
                                                               ===================================================

         Overview. For the three months ended December 31, 2009, we reported a net loss of $14,884,921, or $0.12 per basic and fully-diluted share, compared to a net loss of $33,429,758 or $0.29 per basic and fully-diluted share, for the corresponding three months of 2008. Discussions of individually significant period to period variances follow.

         Revenue, production taxes, and lease operating expenses. For the three months ended December 31, 2009, we recorded crude oil sales of $970,502 on 14,484 barrels of oil at an average price of $67.01, as compared to revenues of $746,967 on 16,997 barrels of oil at an average price of $43.95 per barrel in 2008. The year-to-year variance reflects a volume variance of $(110,439) and a price variance of $333,973. The decreased volume in 2009 reflects the loss of several producing wells due to mechanical problems in late 2008 and early 2009, coupled with routine production decline from year to year. Following the bankruptcy filing and reaching agreement with our secured lender for the use of cash collateral we have begun efforts to stop the production decline by repairing wells and surface facilities that had been offline due to lack of available capital. Production taxes (including ad valorem and property taxes) of $143,769 in 2009 as compared to $90,940 in 2008 remained constant at approximately 12.5% of crude oil sales revenues. Lease operating expenses decreased to $411,150 ($28.39/bbl) in 2009 as compared to $831,559 ($48.92/bbl)
in 2008. The year to year variance reflects a volume variance of $122,946 and a cost variance of $297,463. The per barrel decrease in 2009 compared to 2008 reflects costs saving efforts undertaken to preserve capital, coupled with a lack of significant well or surface facility repair work in the 2009 quarter as compared to the 2008 quarter. As mentioned above, late in the current period we have begun a program to repair wells and surface facilities to increase production. These efforts will likely result in higher operating expenses in future periods.

         Derivative losses. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the three months ended December 31, 2009 we recorded total losses on the derivative activities of $6,890 compared to derivative gains of $1,586,911 in 2008. The 2009 losses were comprised completely of unrealized losses, compared to $144,285 of realized losses and $1,442,627 of unrealized gains for the comparable 2008 quarter.

         Depreciation, depletion, amortization and accretion. For the three months ended December 31, 2009, we reflected total depreciation, depletion, amortization and accretion of $338,005 comprised of $252,368 ($17.42/bbl) related to oil and gas properties, $46,816 related to other assets and accretion of the asset retirement obligation of $38,821. The comparable amounts for the 2008 period were $350,847 comprised of $305,210 ($17.96/bbl), related to oil and gas properties, $45,637 related to other assets and accretion of asset retirement obligation of $40,661

         Impairment of unproved properties. In consideration of the difficulties in the global financial markets, volatile commodity prices and reflecting the lack of success in securing financing to conduct our CO2 enhanced oil recovery projects, we determined during the three months ended December 31, 2009 to recognize full impairment of the carrying value of our unproved properties. This decision reflects management's current plans to stabilize and gradually increase production from existing wells and facilities before commencing the more comprehensive CO2 projects. In the three months ended December 31, 2008 we recognized a partial impairment of unproved properties in the amount of $32,500,000.

         Reorganization items. The $158,727 of costs reflected as reorganization items in the three months ended December 31, 2009, include those items of expense specifically related our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist primarily of professional fees to legal counsel for assistance with the filing process and the development of a reorganization plan. We expect these expenses to continue to be significant as we progress through the bankruptcy process.

         General and administrative expense. For the three months ended December 31, 2009, we reflected general and administrative expenses of $568,716 as compared to $780,261 for the corresponding three months ended December 31, 2008. Period to period comparisons and explanations of significant variances follow:


                                        Three Months Ended
                                           December 31,

Expense Category                        2009          2008       Discussion

Salaries, payroll taxes and                                      Decrease reflects staff cuts and salary renegotiations following
benefits                                $242,081       $306,838  appointment of new management

Consultants                               36,015         52,090  Decrease primarily reflects lower accounting and administrative fees as more responsibilities assumed by employees.

Travel & entertainment                    14,307          7,710  Increase reflects travel costs for new Board members to corporate offices in Denver, Colorado as they assumed control of Company.
                                                                 Prior year Board meetings were held telephonically.

IT                                        17,970         24,240  Decrease reflects cost cutting measures enacted following appoint-
                                                                 ment of new management, primarily IT consultant fees.

Legal fees                               103,822         46,741  Increase reflects pre bankruptcy debtor counsel fees ($37K) and general counsel fees upon establishing new Board of Directors.

Audit, SOX and tax compliance             12,000         26,886  Decrease reflects cost cutting measures and efficiencies in quarterly review process.

Investor relations, shareholders           6,856         18,885  Decrease reflects cancellation of contract with outside investor
meeting                                                          relations consultant.

Office rent, communication  &            117,624        150,595  Decrease reflects timing of expense recognition (4 months of office
other office expenses                                            rent expense in prior year period vs. 3 months in current year period)

Insurance                                 32,988         37,096  -

Stock based compensation                  84,066        143,563  Decrease reflects fact that former CEO's stock options fully vested in first quarter of current year, partially offset by stock option grants to new directors and management.

Director fees                             15,000         80,500  Decrease reflects termination of previous Board's compensation arrangement upon election of new Board of Directors.

Field overhead recoveries              (114,013)      (114,883)  -

                         TOTAL G&A      $568,716       $780,261


         Interest expense and financing costs. For the three months ended December 31, 2009, we reflected interest expense and financing costs of $699,271 as compared to $1,171,886 for the corresponding three months ended December 31, 2008. The 2009 amount is comprised of interest paid and payable on the Note Payable issued in October 2007, as amended, of $460,165, and amortization of deferred financing costs and discount on Note Payable of $239,106. Comparable amounts for the 2008 period were $323,190 of interest on the Note Payable and $323,190 of deferred finance and discount amortization. The higher interest on Note Payable reflects a 4% increase in the interest rate occurring as part of the amendment to the Term Credit Agreement in June 2009 for the entire three month period, coupled with the default interest rate in effect (additional 2%) since the event of default occurred on October 15, 2009.

Nine months ended December 31, 2009 Compared to Nine Months December 31, 2008.


         The following is a comparative summary of our results of operations:

                                                    Nine Months Ended December 31,
                                                    2009                    2008
                                                    ----                    ----

Revenues:
Oil production (in barrels)                                41,447                    51,239
Net oil price (per barrel)                 $                60.24 $                   90.59
Oil sales                                  $            2,498,376 $               4,641,836
Derivative gains (losses)                                (357,582)                  997,169
                                            ------------------------------------------------
Total revenues                                          2,140,794                 5,639,005

Operating expenses:
Production taxes                                          338,547                   564,590
Lease operating expenses                                1,088,163                 2,004,422
Depreciation, depletion, amortization,
     and accretion                                        987,742                 1,046,166
Impairment of unproved properties                      13,525,642                39,300,000
Exploration expense                                        15,173                    13,896
General and administrative expense                      2,066,226                 2,788,415
Total operating expenses                               18,021,493                45,717,489

Loss from operations                                  (15,880,699)             (40,078,484)

Other income (expense):
Interest expense and financing costs                   (3,021,648)              (4,594,283)
Interest and other income                                     731                    26,129
Total other income (expense)                           (3,020,917)              (4,568,154)
 Loss before reorganization items                    (18,901,616)              (44,646,638)
Reorganization items                                      158,727
Net loss                                   $          (19,060,343)$            (44,646,638)
                                           =================================================

         Overview. For the nine months ended December 31, 2009, we reported a net loss of $19,060,343, or $0.16 per basic and fully-diluted share, compared to a net loss of $44,646,638 or $0.29 per basic and fully-diluted share, for the corresponding nine months of 2008. Discussions of individually significant period to period variances follow.

         Revenue, production taxes, and lease operating expenses. For the nine months ended December 31, 2009, we recorded crude oil sales of $2,498,376 on 41,477 barrels of oil at an average price of $60.24, as compared to revenues of $4,641,836 on 51,239 barrels of oil at an average price of $90.59 per barrel in 2008. The year-to-year variance reflects a volume variance of $(884,358) and a price variance of $(1,259,102). The decreased volume in 2009 reflects the loss of several producing wells due to mechanical problems in late 2008 and early 2009, coupled with routine production decline from year to year. Following the bankruptcy filing and after reaching agreement with our secured lender for the use of cash collateral we have begun efforts to stop the production decline by repairing wells and surface facilities that had been offline due to lack of available capital. Production taxes (including ad valorem and property taxes) of $338,547 in 2009 as compared to $564,590 in 2008, remained constant at approximately 12.5% of crude oil sales revenues. Lease operating expenses decreased to $1,088,163 ($23.37/bbl) in 2009 as compared to $2,004,422
($39.12/bbl) in 2008. The year to year variance reflects a volume variance of $381,880 and a cost variance of $534,378. The per barrel decrease in 2009 compared to 2008 reflects costs saving efforts undertaken to preserve capital, coupled with a lack of significant well or surface facility repair work in the 2009 period as compared to the 2008 period. As mentioned above, late in the current period we have begun a program to repair wells and surface facilities to increase production. These efforts will likely result in higher operating expenses in future periods.

         Derivative losses. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. During the nine months ended December 31, 2009 we recorded total losses on the derivative activities of $357,582 compared to gains of $997,169 in 2008. The 2009 losses were comprised of $98,378 of realized gains and $455,960 of unrealized losses, compared to $505,623 of realized losses and $1,502,792 of unrealized gains for the comparable 2008 quarter.

         Depreciation, depletion, amortization. For the nine months ended December 31, 2009, we reflected total depreciation, depletion, amortization and accretion of $987,742 comprised of $722,290 ($17.41/bbl) related to oil and gas properties, $145,973 related to other assets and accretion of asset retirement obligation of $119,480. The comparable amounts for the 2008 period were
$1,046,166 comprised of $784,283 ($15.31/bbl), related to oil and gas properties, $144,132 related to other assets, and accretion of asset retirement obligation of $117,771. The increase in per barrel DD&A reflects decreases in the crude oil reserve base used to calculate such DD&A in 2009 compared to 2008.

         Impairment of unproved properties. In consideration of difficulties in the global financial markets, volatile commodity prices and reflecting the lack of success in securing financing to conduct our CO2 enhanced oil recovery projects, we determined during the nine months ended December 31, 2009 to recognize full impairment of the carrying value of our unproved properties. This decision reflects management's current plans to stabilize and gradually increase production from existing wells and facilities before commencing the more comprehensive CO2 projects. In the nine months ended December 31, 2008 we recognized a partial impairment of unproved properties in the amount of $39,300,000.

         Reorganization items. The $158,727 of costs reflected as reorganization items in the nine months ended December 31, 2009, include those items of expense specifically related our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist primarily of professional fees to legal counsel for assistance with the filing process and the development of a reorganization plan. All professional fees are subject to review and approval by the Bankruptcy Court. We expect these expenses to continue to be significant as we progress through the bankruptcy process.

         General and administrative expense. For the nine months ended December 31, 2009, we reflected general and administrative expenses of $2,066,266 as compared to $2,788,415 for the corresponding nine months ended December 31, 2008. Period to period comparisons and explanations of significant variances follow:


                                      Nine Months Ended December 31,
-------------------------------- ------------------------- --------------- ---------------------------------------------------------
Expense Category                           2009                 2008       Discussion
-------------------------------- ------------------------- --------------- ---------------------------------------------------------

                                                                           Decrease reflects staff cuts (currently 4 full time
                                                                           employees in corporate office vs. 7 in prior year) and
Salaries, payroll taxes and                                                salary renegotiations following appointment of new
benefits                                         $825,239      $1,008,880  management

Consultants                                        98,983         245,368  Decrease reflects lower fees paid to accounting
                                                                           consultants $98K, land administration and operations
                                                                           consultants $27K and engineering consultants $23K as more
                                                                           responsibilities were assumed by employees, as opposed to
                                                                           consultants




Travel & entertainment                             21,525          78,429  Decrease reflects cost cutting measures enacted late in
                                                                           2008 period.

IT                                                 55,619          96,299  Decrease  reflects lower staff count and reduced need for
                                                                           IT coupled with cost cutting measures enacted following
                                                                           appointment of new management


                                                                           Increase reflects fees associated with renegotiation of
                                                                           senior secured debt (7 extensions), proxy preparation,
                                                                           issues surrounding the annual meeting, debtor counseling
Legal fees                                        398,308         233,999  fees prior to filing of bankruptcy

                                                                           Decrease primarily reflects efficiencies achieved in
                                                                           audit and quarterly review process in the third year of
Audit, SOX and tax compliance                      96,430         191,773  such  process.

Investor relations,                                18,919          71,776  Decrease reflects termination of  contract  with  outside
shareholders meeting                                                       investor relations professional.

Office rent, communication  &                     346,538         450,595  Decrease reflects timing of expense recognition (10
other office expenses                                                      months of office rent expense in prior year period vs. 9
                                                                           months in current year period ($30K), lower communication
                                                                           costs, $10K, lower office supply, postage and profession-
                                                                           al dues $27K, and termination of maintenance agreement on
                                                                           accounting software $20K and other general cost cutting
                                                                           measures

Insurance                                         130,364         112,311  Increase reflects higher director and officer liability insurance costs in current year

Stock based compensation                          262,529         431,031  Decrease reflects fact that former CEO's stock options fully vested in first quarter of current year, partially
                                                                           offset by stock option grants to new directors and
                                                                           management.

Director fees                                     164,500         245,000  Decrease reflects termination of previous Board's compensation arrangement upon election of new Board of
                                                                           Directors.

Field overhead recoveries                       (352,728)       (377,046)  -

                      TOTAL G&A                $2,066,226      $2,788,415


         Interest expense and financing costs. For the nine months ended December 31, 2009, we reflected interest expense and financing costs of $3,021,648 as compared to $4,594,283 for the corresponding nine months ended December 31, 2008. The 2009 amount is comprised of interest paid on the Note Payable issued in October 2007, as amended, of $1,244,804, interest penalty on non-timely filed Wyoming severance tax reports of $6,055, and amortization of deferred financing costs and discount on Note Payable of $1,770,789. Comparable amounts for the 2008 period were$1,069,884 of interest on the Note Payable and $3,524,399 of deferred finance and discount amortization. The higher interest on Note Payable reflects a 4% increase in the interest rate occurring as part of the amendment to the Term Credit Agreement in June 2009.

Liquidity and Capital Resources
-------------------------------

         On October 15, 2009, short term debt in the amount of approximately $10,188,000 matured. We were unable to repay the short term debt, which constituted an Event of Default under the terms of the Term Credit Agreement. On October 16, 2009 we received notice of the Event of Default from the Lender, GasRock Capital LLC (GasRock), and notice of their intent to foreclose on the properties securing the debt. On October 21, 2009 GasRock swept the remaining $98,000 from our operating bank account, leaving us without the ability to meet operating expense obligations, or pay staff or other administrative expenses.

            On October 27, 2009 we raised $140,000 in cash through the issuance of convertible promissory notes to certain of our officers, directors and shareholders and used the funds to retain counsel to provide debtor advice and to provide working capital. The promissory notes mature on November 1, 2010 and bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. All obligations and payments due under the promissory notes are subordinate to the Company's senior debt. Principal and accrued interest are due on the maturity date. The promissory notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the promissory notes.

         On October 28, 2009 we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Court"). We have reached agreement with GasRock, and the Bankruptcy Court has approved, an order for use of cash collateral. Under the terms of the order we receive the proceeds from crude oil sales and are able to pay operating, and administrative costs in accordance with the approved cash collateral budget. This arrangement has enabled us to meet all allowable operating and administrative obligations and to build an operating cash reserve totaling $172,000 as of December 31, 2009, increasing to $430,000 as of January 31, 2010.

            We intend to continue to operate our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. The Company is currently holding discussions with a number of potential DIP financing sources and is developing its restructuring plans should such financing be successful. In addition, the Company has prepared and filed with the Bankruptcy Court certain financial, operating reports and other required documents. There is no assurance the Company efforts to raise DIP financing will be successful or that the restructuring plans will enable the Company to emerge from bankruptcy.

Going Concern
-------------

         The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2009 and 2008 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. As of December 31, 2009 we have cash reserves of $172,000, negative working capital of $10.2 million and we have incurred a cumulative net loss of $87.8 million for the period from inception (February 4, 2004) to December 31, 2009. Our ability to continue as a going concern is dependent on our success in restructuring under Chapter 11 of the Bankruptcy Code.

         Our primary source of liquidity to meet operating expenses and fund capital expenditures is our access to debt and equity markets. The debt and equity markets, public, private, and institutional, have been our principal source of capital used to finance a significant amount of growth, including property acquisitions. We will need substantial additional funding to emerge from bankruptcy, continue operations and to pursue our business plan. The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the oil and natural gas industry, are impacted by these market conditions. Some of the key impacts of the current financial market turmoil include contraction in credit markets resulting in a widening of credit risk, devaluations and high volatility in global equity, commodity, natural resources and foreign exchange markets, and a lack of market liquidity. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, employment rates, business conditions, lack of available credit, the state of the financial markets and interest rates may adversely affect our ability to emerge successfully from bankruptcy and to pursue future opportunities.

         The following is a summary of Rancher Energy's comparative cash flows:

                                             For the Nine Months Ended
                                                    December 31,
                                        ----------------------------------------
                                                     2009                2008
                                        -------------------- -------------------

   Cash flows from (used for):
                                               $(793,140)        $(2,399,118)
      Operating activities

      Investing activities                          6,955           (670,188)

      Financing activities                         41,880         (2,341,470)

         Cash flows used for operating activities decreased substantially in 2009 as a result of lower general and administrative and lease operating expenses as discussed above, coupled with realized derivative gains in the period, as compared to realized losses in the 2008 period.

         Investing activities in 2009 reflect a modest positive cash flow resulting from the sale of surplus field equipment in the period, compared to oil and gas capital expenditures of $230,000 and expenditures to increase bonds and other assets of $440,000 in the 2008 period.

         Cash flows from financing activities in 2009 reflect proceeds from the issuance of promissory notes to directors and shareholders ($140,000) offset by the pay down of $98,000 of the principal balance of our senior secured debt. The comparable figures for 2008 reflect the pay down of the senior secured debt of $2,240,000 and the payment of deferred finance costs of $101,000.

Off-Balance Sheet Arrangements
------------------------------

         Under the terms of the Term Credit Agreement entered into in October 2007 we were required to hedge a portion of our expected production and we entered into a costless collar agreement for a portion of our anticipated future crude oil production. The costless collar contains a fixed floor price (put) and ceiling price (call). If the index price exceeds the call strike price or falls below the put strike price, we receive the fixed price and pay the market price. If the market price is between the call and the put strike price, no payments are due from either party. During the nine months ended December 31, 2009, we reflected realized gains of $98,378 and unrealized gains of $455,960 from the hedging activity, as compared to realized losses of $505,623 and unrealized gains of $1,502,792 for the comparable 2008 period. Our hedge contract expired on October 31, 2009.

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

Financial Market Risk
---------------------

         The debt and equity markets have recently exhibited adverse conditions. The unprecedented volatility and upheaval in the capital markets impacted our ability to refinance or extend our existing short term debt when it matured on October 15, 2009. Alternatively, market conditions may affect the availability of capital for prospective purchasers of our assets or equity. Item 4 and Item

4T. Controls and Procedures.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

         On October 28, 2009 we filed a voluntary petition for relief in the United States Bankruptcy Court for the district of Colorado.

         On February 12, 2010 we filed an adversary proceeding in the Bankruptcy Court against GasRock Capital LLC , Case No. 10-01173-MER, seeding to avoid certain interests assigned to GasRock in connection with the original Term Credit Agreement and subsequent amendments thereto. See Note 12 - Subsequent Events, of Part 1 - Financial Information, of this quarterly filing for further information regarding this proceeding

         See also Note 6 - Contingencies, of Part 1 - Financial Information, of this quarterly filing for a description of threatened litigation.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act


     Exhibit 31.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

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

                                               RANCHER ENERGY CORP., Registrant

Dated:  February 19, 2010                     By: /s/ Jon C. Nicolaysen
                                                 ------------------------------
                                                  Jon C. Nicolaysen, President,
                                                  Chief Executive Officer,
                                                 (Principal Executive Officer)

Dated:  February 19, 2010                     By: /s/ Richard E. Kurtenbach
                                                  -----------------------------
                                                   Richard E. Kurtenbach, Chief
                                                   Accounting Officer
                                                  (Principal Accounting Officer)