Form 10-Q
period 2010-06-30
RANCHER ENERGY CORP.
filed 2010-08-17
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

                                       OR

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ___________________.

                        Commission file number: 000-51425

                              RANCHER ENERGY CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Nevada                                  98-0422451
--------------------------------     -----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


                          999 - 18th Street, Suite 3400
                                Denver, CO 80202
                 ---------------------------------------------
                    (Address of principal executive offices)

                                 (303) 629-1125
                    ----------------------------------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer /_/                         Accelerated filer /_/
Non-accelerated filer /_/                           Small reporting company /X/
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X ] No [ ]

As of August 13, 2010, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

                                                RANCHER ENERGY CORP.
                                                  TABLE OF CONTENTS

                                           PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                 Unaudited Balance Sheets as of June 30, 2010 and March 31, 2010..................................4

                 Unaudited Statements of Operations for the Three Months ended
                 June 30, 2010 and  2009 .........................................................................6

                 Unaudited Statement of Changes in Stockholders' Equity for the Three Months ended
                 June 30, 2010....................................................................................7

                 Unaudited Statements of Cash Flows for the Three Months ended
                 June 30, 2010 and  2009..........................................................................8

                 Notes to Financial Statements....................................................................9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................................25

Item 4.   Controls and Procedures................................................................................26

Item 4T.  Controls and Procedures................................................................................26

                                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................................26

Item 1A.  Risk Factors...........................................................................................27

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds............................................27

Item 3.   Defaults Upon Senior Securities........................................................................27

Item 4.   Rescinded and Removed..................................................................................27

Item 5.   Other Information .....................................................................................27

Item 6.   Exhibits...............................................................................................27

SIGNATURES.......................................................................................................28


                         PART I. FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS

                              Rancher Energy Corp.
                              Debtor in Possession
                                 Balance Sheets
                                    Unaudited



                                                              ASSETS

                                                                                               JUNE 30, 2010      MARCH 31, 2010
                                                                                             ----------------- -------------------
Current assets:
 Cash and cash equivalents                                                                   $      481,633    $        372,286
  Accounts receivable and prepaid expenses                                                          507,124             615,602
                                                                                             ----------------- -------------------
    Total current assets                                                                            988,757             987,888
                                                                                             ----------------- -------------------

Oil and gas properties at cost (successful efforts method):
  Unproved                                                                                       53,051,101          53,030,814
  Proved                                                                                         19,557,927          19,432,703
  Less:  Accumulated depletion, depreciation, amortization and impairment                       (56,672,599)        (56,355,224)
                                                                                             ----------------- -------------------
    Net oil and gas properties                                                                   15,936,429          16,108,293
                                                                                             ----------------- -------------------

Other assets:
  Furniture and equipment, net of accumulated depreciation of $604,107
  and $568,529, respectively                                                                        541,246             574,938
Other assets                                                                                        907,730             914,097
                                                                                             ----------------- -------------------
    Total other assets                                                                            1,448,976           1,489,035
                                                                                             ----------------- -------------------
    Total assets                                                                             $   18,374,162    $     18,585,216
                                                                                             ================= ===================


                                                            (Continued)



























   The accompanying notes are an integral part of these financial statements.

                              Rancher Energy Corp.
                              Debtor in Possession
                                 Balance Sheets
                                    Unaudited
                                   (Continued)


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                            JUNE 30, 2010       MARCH 31, 2010
                                                                                        ------------------- ---------------------
Current liabilities:

  Accounts payable and accrued liabilities - post petition                                     2,403,104             1,698,488
  Asset retirement obligation                                                                    115,564               174,332
  Note payable                                                                                10,089,987            10,089,987
                                                                                        ------------------- ---------------------
Total current liabilities                                                                     12,608,655            11,962,807
                                                                                        ------------------- ---------------------

Long-term liabilities:

  Asset retirement obligation                                                                  1,293,276             1,225,497
                                                                                        ------------------- ---------------------
Total long-term liabilities                                                                    1,293,276             1,255,497
                                                                                        ------------------- ---------------------

Total liabilities not subject to compromise                                                   13,901,931            13,218,304

Liabilities subject to compromise                                                              1,326,684             1,336,133
                                                                                        ------------------- ---------------------
Total liabilities                                                                             15,228,615            14,554,437
                                                                                        ------------------- ---------------------


Contingencies (Notes 2, 4, 7 and 8)



Stockholders' equity:

   Common stock, $0.00001 par value, 275,000,000 shares authorized June 30, 2010 and March 31, 2010;  119,316,700  shares issued and  outstanding  at June 30,
   2010 and March 31, 2010                                                                         1,194                 1,194

   Additional paid-in capital                                                                 93,100,935            93,025,876

   Accumulated deficit                                                                       (89,956,582)          (88,996,291)
                                                                                        ------------------- ---------------------

Total stockholders' equity                                                                     3,145,547             4,030,779
                                                                                        ------------------- ---------------------

Total liabilities and stockholders' equity                                              $     18,374,162    $       18,585,216
                                                                                        =================== =====================















   The accompanying notes are an integral part of these financial statements.

                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Operations
                                   (Unaudited)



                                                                                          Three Months Ended June 30,
                                                                                         2010                    2009
                                                                                 ---------------------- ---------------------
Revenues:

 Oil & gas sales                                                                 $         1,177,049    $          696,295
 Derivative losses                                                                                 -              (316,409)
                                                                                 ---------------------- ---------------------
                                                                                           1,177,049               379,886
                                                                                 ---------------------- ---------------------
Operating expenses:
 Production taxes                                                                            153,740                88,844
 Lease operating                                                                             557,005               353,150
 Depreciation, depletion and amortization                                                    359,064               279,202
 Accretion                                                                                    42,085                36,502
 Exploration                                                                                   8,430                 2,505
 General and administrative                                                                  424,402               781,846
                                                                                 ---------------------- ---------------------
  Total operating expenses                                                                 1,544,726             1,542,049
                                                                                 ---------------------- ---------------------
 Loss from operations                                                                       (367,677)           (1,162,163)
                                                                                 ---------------------- ---------------------

Other income (expense):
 Amortization of deferred finance costs and discount on note payable                               -              (706,348)
  Interest expense                                                                          (463,481)             (371,569)
  Interest and other income                                                                   11,342                   205
                                                                                 ---------------------- ---------------------
  Total other expense                                                                       (452,139)           (1,077,712)
                                                                                 ---------------------- ---------------------
 Loss before reorganization items                                                           (819,816)           (2,239,875)
                                                                                 ---------------------- ---------------------
Reorganization items
  Professional and legal fees                                                                140,475                     -
                                                                                 ---------------------- ---------------------
Net loss                                                                         $          (960,291)   $       (2,239,875)
                                                                                 ====================== =====================

Basic and diluted net loss per share                                             $             (0.01)   $            (0.02)
                                                                                 ====================== =====================

Basic and diluted weighted average shares outstanding                                    119,316,700           119,239,227
                                                                                 ====================== =====================




















    The accompanying notes are an integral part of these financial statements
                                      -6-

                              Rancher Energy Corp.
                              Debtor In Possession
                  Statement of Changes in Stockholders' Equity
                    For the Three Months Ended June 30, 2010
                                   (Unaudited)


                                           SHARES        AMOUNT      ADDITIONAL       ACCUMULATED           TOTAL
                                                                      PAID-IN          DEFICIT           STOCKHOLDERS'
                                                                      CAPITAL                              EQUITY
                                       ---------------- ---------- --------------- ----------------- -----------------
Balance, April 1, 2010                   119,316,700    $ 1,194    $ 93,025,876    $ (88,996,291)    $    4,030,779


Stock-based compensation                           -          -          75,059                -             75,059


Net loss                                           -          -               -         (960,291)          (960,291)
                                       ---------------- ---------- --------------- ----------------- -----------------

Balance, June 30, 2010                   119,316,700    $ 1,194    $ 93,100,935    $ (89,956,582)    $    3,145,547
                                       ================ ========== =============== ================= =================



































   The accompanying notes are an integral part of these financial statements.

                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Cash Flows
                                   (unaudited)



                                                                                            Three Months Ended June 30,
                                                                                              2010              2009
                                                                                       ----------------- --------------------
Cash flows from operating activities:

Net loss                                                                               $     (960,291)   $      (2,239,875)

Adjustments to reconcile net loss to cash used for operating activities:
  Depreciation, depletion, and amortization                                                   359,064              279,202
  Reorganization items, net                                                                   140,475                    -
  Accretion expense                                                                            42,085               36,502
  Asset retirement obligation settlements                                                    (63,074)                    -
  Interest expense converted to short-term debt                                                     -               67,892
  Amortization of deferred financing costs and discount on note payable                             -              706,348
  Unrealized (gains) losses on derivative activities                                                -              411,522
  Stock-based compensation expense                                                             75,059              142,169

Changes in operating assets and liabilities:
  Accounts receivable and prepaid expenses                                                    108,477              149,009
  Other assets                                                                                (7,290)                9,274
  Accounts payable and accrued liabilities                                                    570,416              114,203
                                                                                       ----------------- --------------------

Net cash from (used for) operating activities, before reorganization                          264,921             (323,754)
  Cash effect of reorganization items                                                         (75,069)                   -
                                                                                       ----------------- --------------------

Net cash from (used for) from operating activities                                            189,852             (323,754)
                                                                                       ----------------- --------------------
Cash flows from investing activities:
  Capital expenditures for oil and gas properties                                             (76,734)                   -
  Proceeds from sale of other assets                                                                -               10,466

Increase in other assets                                                                       (3,770)                   -
                                                                                       ----------------- --------------------

Net cash used for investing activities                                                        (80,504)              10,466
                                                                                       ----------------- --------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock upon exercise of stock options                             -                    5
                                                                                       ----------------- --------------------
    Net cash used for financing activities                                                          -                    5
                                                                                       ----------------- --------------------

Increase (decrease) in cash and cash equivalents                                              109,348             (313,283)

Cash and cash equivalents, beginning of period                                                372,285              917,160
                                                                                       ----------------- --------------------

Cash and cash equivalents, end of period                                               $      481,633    $         603,877
                                                                                       ================= ====================


Supplemental Statement of Cash Flow Information:

  Cash paid for interest                                                                            -    $         371,569
                                                                                       ================= ====================

Non-cash investing and financing activities:

  Deferred finance costs, conveyance net profits interest                                           -    $       1,500,000
                                                                                       ================= ====================



   The accompanying notes are an integral part of these financial statements.

                              Rancher Energy Corp.
                              Debtor in Pos session
                          Notes to Financial Statements
                    For the Three Months Ended June 30, 2010
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

ORGANIZATION

Rancher Energy Corp. ("Rancher Energy" or the "Company") was incorporated in the state of Nevada on February 4, 2004. The Company acquires, explores for, develops and produces oil and natural gas, concentrating on applying secondary and tertiary recovery technology to older, historically productive fields in North America.

BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of the Company's wholly owned subsidiary, Rancher Energy Wyoming, LLC, a Wyoming limited liability company that was formed on April 24, 2007. In management's opinion, the Company has made all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows. The financial statements should be read in conjunction with financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2010. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2010. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

COMMODITY DERIVATIVES

As of June 30, 2010, the Company has no hedges or other derivative positions in place.

NET PROFITS INTEREST

The Company assigned a 10% Net Profits Interest (NPI) to its Lender, under the terms of the Eighth Amendment to the Term Credit Agreement (see NOTE 6 - Short-Term Note Payable). Net profit is defined as the excess of the sum of crude oil proceeds plus hedge settlements, over the sum of lease operating, marketing, transportation and production tax expenses. The Company is obligated to pay to the Lender 10% of such excess, if any, on a monthly basis, so long as the NPI remains in effect. The Company records amounts due under the NPI as operating expense. For the three months ended June 30, 2010 and 2009 the Company recognized $43,663 and $12,647, respectively as NPI expense, including such amount as lease operating expense in its Statement of Operations.

NET LOSS PER SHARE

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average of common shares outstanding during each period. Diluted net income per common share is calculated by dividing adjusted net loss by the weighted-average of common shares outstanding, including the effect of other dilutive securities. The Company's potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase the Company's common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                     FOR THE THREE MONTHS ENDED JUNE 30,
                                --------------------------------------------
                                    2010                           2009
                                -------------               ----------------

        Dilutive                      -                             -
        Anti-dilutive            66,838,564                     64,892,304


RECLASSIFICATION

Certain amounts in the fiscal 2010 financial  statements have been  reclassified
to  conform   to  the  fiscal   2011financial   statement   presentation.   Such
reclassifications had no effect on net loss.

OTHER SIGNIFICANT ACCOUNTING POLICIES

Other accounting policies followed by the Company are set forth in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2010, and are supplemented in the Notes to Financial Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2010. These unaudited financial statements and notes should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENT

In January 2010, ASC guidance for fair value measurements and disclosure was updated to require additional disclosures related to transfers in and out of level 1 and 2 fair value measurements and enhanced detail in the level 3 reconciliation. The guidance was amended to clarify the level of disaggregation required for assets and liabilities and the disclosures required for inputs and valuation techniques used to measure the fair value of assets and liabilities that fall in either level 2 or level 3. The updated guidance was effective for the Company's fiscal year beginning April 1, 2010, with the exception of the level 3 disaggregation which is effective for the Company's fiscal year beginning April 1, 2011. The adoption had no impact on the Company's consolidated financial position, results of operations or cash flows. Refer to
Note 5 "Fair Value Measurement" herein for further details regarding the Company's assets and liabilities measured at fair value.

NOTE 2 - PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
------------------------------------------------------------

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

In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. On May 26, 2010, the Company filed its second motion to extend exclusive period to file a reorganization plan through August 24, 2010 and the exclusive period to solicit acceptance of a plan through October 22, 2010. The motion is currently under consideration by the Bankruptcy Court. If the Company's exclusivity period lapses, any party in interest may file a plan of reorganization for the Company. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. A Company's Chapter 11 plan of reorganization will have to be accepted by holders of claims against and equity interests in the Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- I.E. , secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

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

The Bankruptcy Court established a deadline for the filing of proofs of claim under the Bankruptcy Code of March 5, 2010, which required the Company's creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the Company's financial statements and the amount claimed by the Company's creditors. Litigation may be required to resolve any such disputes or discrepancies.

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

LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise at June 30, 2010 and March 31, 2010 include the following pre-petition liabilities:

                                                         June 30, 2010       March 31, 2010
                                                       -------------------------------------
   Accounts payable, trade                             $     163,427       $      164,390
   Other payables and accrued liabilities                    256,980              265,516
   Property and ad valorem taxes payable                     766,277              766,227
   Convertible notes payable                                 140,000              140,000
                                                       -------------------------------------

              Total liabilities subject to compromise  $   1,326,684       $    1,336,133
                                                       =====================================

NOTE 3--OIL AND GAS PROPERTIES
------------------------------

The Company's oil and gas properties are summarized in the following table:

                                                                              June 30, 2010       March 31, 2010
                                                                           ------------------- -------------------
Proved properties                                                          $       19,557,927  $       19,432,703
Unproved properties excluded from DD&A                                             52,725,480          52,716,480
Equipment and other                                                                   325,621             314,334
                                                                           ------------------- -------------------
Total oil and gas properties                                                       72,609,028          72,463,517
Less accumulated depletion, depreciation, amortization and impairment             (56,672,599)        (56,355,224)
                                                                           ------------------- -------------------
                                                                           $       15,936,429  $       16,108,293
                                                                           =================== ===================

NOTE 4 - ASSET RETIREMENT OBLIGATIONS
-------------------------------------

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

A reconciliation of the Company's asset retirement obligation liability during the three months ended June 30, 2010 and 2009 is as follows:

                                               2010             2009
                                          --------------- ---------------
Beginning asset retirement obligations    $    1,429,829  $    1,280,680
Liabilities incurred                                   -               -
Liabilities settled                              (63,074)              -
Changes in estimates                                   -               -
Accretion expense                                 42,085          36,502
                                          --------------- ---------------
Ending asset retirement obligation        $    1,408,840  $    1,317,182
                                          --------------- ---------------

Current                                   $      115,564  $      113,180
Long-term                                      1,293,276       1,204,002
                                          --------------- ---------------
                                          $    1,408,840  $    1,317,182
                                          =============== ===============

NOTE 5 -- FAIR VALUE MEASUREMENTS
---------------------------------

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

As of June 30, 2010, the Company has no hedge or other derivative positions in place.

The Company's sole derivative financial instrument, a participating cap costless collar agreement expired during in the prior fiscal year ended March 31, 2010. Prior to expiration, the fair value of the costless collar agreement was determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models were considered level 3 inputs in the fair value hierarchy. In the Company's adoption of FASB ASC 820-10-05, it considered the impact of counterparty credit risk in the valuation of its assets and its own credit risk in the valuation of its liabilities that are presented at fair value. The Company established the fair value of its derivative instruments using a published index price, the Black-Scholes option-pricing model and other factors including volatility, time value and the counterparty's credit adjusted risk free interest rate. The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

                                                            2010        2009
                                                         ---------- ------------
Balance as of April 1                                    $       -  $   455,960
  Total gains (losses) (realized or unrealized):
    Included in earnings                                         -    ( 316,412)
    Included in other comprehensive income                       -            -
  Purchased, issuances and settlements                           -      (95,113)
  Transfers in and out of Level 3                                -            -
                                                         ---------- ------------
Balance as of June 30                                    $       -  $    44,435
                                                         ========== ============

Change in unrealized gains (losses) included in earnings
 relating to derivatives still held as of June 30        $       -  $ 1,677,392
                                                         ========== ============

NOTE 6- SHORT-TERM NOTE PAYABLE
-------------------------------

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

NOTE 7- CONVERTIBLE PROMISSORY NOTES PAYABLE
--------------------------------------------

On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000 in consideration for money loaned to the Company of equal amount. One hundred thousand dollars of the Promissory Notes were issued to four officers and/or directors ($25,000 each). The remainder of the Promissory Notes was issued to existing shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes mature on November 1, 2010, and all obligations and payments due under the Promissory Notes are subordinate to the Company's senior debt. Principal and accrued interest are due on the maturity date. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes.

NOTE 8 - CONTINGENCIES
----------------------

PENDING LITIGATION

On February 12, 2010 the Company filed an adversary action in the Bankruptcy Court against the holder of the senior secured note payable (see NOTE 6 - Short Term Note Payable) seeking to avoid certain ownership interests assigned to the Lender in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010 the Lender filed a motion with the Court to dismiss the complaint. The Company filed its response to the Lender's motion on March 31, 2010 and oral arguments were made in the Bankruptcy Court on May 10, 2010. The complaint and motions are now under review by the Court.

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

OTHER

Under the terms of the Term Credit Agreement, see Note 6- Short Term Note Payable, the Company is obligated to reimburse the Lender for all expenses, including reasonable legal fees incurred in connection with the administration, amendment enforcement of the Agreement or Lender's rights and remedies under the Loan Documents. In connection with the Company's bankruptcy proceedings, the Lender has incurred legal fees and other expenses that could be covered by the above provisions. As of the date of filing this annual report, the Company has received no formal notification of the amount or nature of such costs, nor can we estimate a range of possible amounts to be reimbursed under the provisions. Accordingly, the Company has not recorded a loss contingency relating to this issue.

NOTE 9 - INCOME TAXES
---------------------

As of June 30, 2010, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

The Company is subject to United States federal income tax and income tax from multiple state jurisdictions. Currently, the Internal Revenue Service is not reviewing any of the Company's federal income tax returns, and agencies in states where the Company conducts business are not reviewing any of the Company's state income tax returns. All tax years remain subject to examination by tax authorities, including for the period from February 4, 2004 through March 31, 2010.

NOTE 10--SHARE-BASED COMPENSATION
---------------------------------

GRANT OF OPTIONS TO DIRECTORS

On October 27, 2009 in conjunction with the execution of Management Retention Agreements (the "Retention Agreement"), each of the Company's four directors was granted options to purchase 2,500,000 share of the Company's common stock at an exercise price of $0.035 per share.

The Company recognized stock based compensation expense relating to the Director's options of $57,269 for the three months ended June 30, 2010 and expects to recognize the remaining compensation expense of $76,358 relating to the unvested options over the next four months.

2006 STOCK INCENTIVE PLAN

As of June 30, 2010, there were 2,206,000 options outstanding under the 2006 Stock Incentive Plan and 7,794,000 options are available for issuance. Total estimated unrecognized compensation cost from unvested stock options issues under the Plan as of June 30, 2010 was approximately $17,719, which the Company expects to recognize over the next four months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2010. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PROCEEDINGS UNDER CHAPTER 11

We acquired our oilfields in late 2006 and early 2007 with the intention of significantly increasing crude oil production through an enhanced oil recovery
(EOR) project utilizing modern CO2 injection techniques. The planned EOR project required a significant amount of capital to carry out. In October 2007 we borrowed $12.24 million from GasRock Capital LLC (GasRock), an investment bank, to serve as a "bridge loan" to enable us to complete plans for the EOR project while we sought a larger, longer-term source of capital to conduct the project. At least partially due to the severe disruptions in credit and financial markets, coupled with extreme volatility in crude oil prices, we were not successful in raising the capital to repay the bridge loan and commence the project. Following a series of amendments to the GasRock loan agreement and extensions of the maturity date, we were unable to repay the loan on the amended due date of October 15, 2009. On October 16, 2009 GasRock notified us the failure to repay the loan constituted an event of default and notified us of their intention to foreclose on the assets pledged as collateral for the loan. GasRock instructed our bank to transfer all cash we had on deposit to GasRock, leaving us without funds to operate the oilfields or pay overhead.

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

With the Court's consent, we have engaged professionals and consultants including an engineering consultant to conduct a market valuation of our oil and gas properties; a geologist to conduct an evaluation and analysis of Niobrara Shale potential for hydrocarbon production in our oilfields and a financial advisor to assist us in the development of a plan of reorganization. We have filed a motion with the Court to extend the exclusive period through August 24, 2010, and are awaiting a decision on the motion. We intend to file a plan of reorganization prior to the expiration of the exclusivity period.

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

ORGANIZATION

We are an independent energy company that explores for and develops produces, and markets oil and gas in North America. We operate three oil fields in the Powder River Basin, Wyoming. Our long term business plan is to use CO2 injection to increase oil production in these oil fields.

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

The following summarizes our goals and objectives for the next twelve months:

     o Minimize operating and administrative expenses to ensure that within the short term we are able to continue to operate within the constraints of the use of cash collateral agreement;

     o Increase crude oil production by repairing or rehabilitating existing wellbores that have experienced mechanical or other problems;

     o Emerge from Chapter 11 Bankruptcy under the provisions of a Bankruptcy Court approved plan of reorganization, or otherwise achieve the dismissal from Chapter 11 with the approval of the Bankruptcy Court.



















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS JUNE 30, 2009.

The following is a comparative summary of our results of operations:

                                                                   Three Months Ended June 30,
                                                                    2010                2009
                                                              -----------------   ------------------
Revenues:
Oil production (in barrels)                                             17,057               13,135
Net oil price (per barrel)                                     $         69.01    $           53.01
Oil sales                                                      $     1,177,049    $         696,295
Derivative gains (losses)                                                    -             (316,409)
                                                              -----------------   ------------------
Total revenues                                                       1,177,049              379,886

Operating expenses:
Production taxes                                                       153,740               88,844
Lease operating                                                        557,005              353,150
Depreciation, depletion, amortization and accretion                    401,149              315,704
Exploration                                                              8,430                2,505
General and administrative                                             424,402              781,846
                                                              -----------------   ------------------
Total operating expenses                                             1,544,726            1,542,049
                                                              -----------------   ------------------

Loss from operations                                                  (367,677)         (1,162,163)
                                                              -----------------   ------------------

Other income (expense):
Interest expense and financing costs                                  (463,481)         (1,077,918)
Interest and other income                                               11,342                  206
                                                              -----------------   ------------------
Total other income (expense)                                          (452,139)         (1,077,712)
                                                              -----------------   ------------------

Loss before  reorganization items                                     (819,816)         (2,239,875)

Reorganization items                                                   140,475                    -
                                                              -----------------   ------------------
Net loss                                                       $      (960,291)   $     (2,239,875)
                                                              =================   ==================

OVERVIEW. For the three months ended June 30, 2010 we reported a net loss of $960,291, or $0.01 per basic and fully-diluted share, compared to a net loss of $2,239,875 or $0.02 per basic and fully-diluted share, for the corresponding three months of 2009. Discussions of individually significant period to period variances follow.

REVENUE, PRODUCTION TAXES, AND LEASE OPERATING EXPENSES. For the three months ended June 30, 2010, we recorded crude oil sales of $1,177,049 on 17,057 barrels of oil at an average price of $69.01, as compared to revenues of $696,295 on 13,135 barrels of oil at an average price of $53.01 per barrel in 2009. The year-to-year variance reflects a volume variance of $207,908 and a price variance of $272,846. The increased volume in 2010 reflects the positive results of repair and remediation work performed on non-productive wells following the bankruptcy filing and reaching agreement with our secured lender for the use of cash. Production taxes (including ad valorem and property taxes) of $153,740 in 2010 as compared to $88,844 in 2009 remained constant at approximately 13.0% of crude oil sales revenues. Lease operating expenses increased to $557,005 ($32.66/bbl) in 2010 as compared to $353,150 ($26.89/bbl) in 2009. The year to year variance reflects a volume variance of $(105,477) and a cost variance of $(98,407). The per barrel increase in 2010 compared to 2009 reflects costs incurred in the aforementioned repair and remediation work to increase production.

DERIVATIVE LOSSES. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. A loss on derivative activities of $316,409 consisting of a realized gain of $95,113 and unrealized losses of $411,522, was recorded for the three months ended June 30, 2009. The derivative contract expired in October 2009 and was not renewed.

DEPRECIATION, DEPLETION, AMORTIZATION AND ACCRETION. For the three months ended June 30, 2010, we reflected total depreciation, depletion, amortization and accretion of $401,149 comprised of $317,376 ($18.61/bbl) related to oil and gas properties, $41,688 related to other assets and accretion of the asset retirement obligation of $42,085. The comparable amounts for the 2009 period were $315,714 comprised of $227,999 ($17.36/bbl) related to oil and gas properties, $51,203 related to other assets and accretion of asset retirement obligation of $36,502. The year to year increase in DD&A per barrel reflects downward revisions to reserve estimates in 2010 compared to 2009.

REORGANIZATION ITEMS. The $140,175 of costs reflected as reorganization items in the three months ended June 30, 2010, include, those items of expense specifically related our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist primarily of professional fees to legal counsel for assistance with the filing process and the development of a reorganization plan. We expect these expenses to continue to be significant as we progress through the bankruptcy process.

GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended June 30, 2010, we reflected general and administrative expenses of $424,402 as compared to $781,846 for the corresponding three months ended June 30, 2009. Period to period comparisons and explanations of significant variances follow:

                                    THREE MONTHS ENDED JUNE 30,
----------------------------------- ------------- -------------- -------------------------------------------------------------------
EXPENSE CATEGORY                        2010          2009       DISCUSSION
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Salaries, payroll taxes and         $    224,798  $     289,109  Decrease in 2010 reflects reduced staff count and pay cuts for
benefits                                                         remaining employees following bankruptcy filing.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Consultants                               61,010         29,648  Increase in 2010  reflects  costs  associated  with  engineering
                                                                 consultants  to  review  well  files  and  identify   production
                                                                 increase opportunities.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Travel & entertainment                     5,391          2,821  Increase in 2010 reflects  travel costs of new board member from
                                                                 overseas   residence  to  corporate  office  for  reorganization
                                                                 strategy meetings.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
IT                                        26,087         12,388  Increase  in  2010  primarily  reflects  costs  associated  with software  licensing  compliance,  coupled  with repair  costs to server backup power supply.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Legal fees                                 7,874        133,576  Dramatic  decrease in 2010 reflects new  managements  efforts to curtail  legal fees.  2009 amount  includes cost to manage proxy and annual meeting process, not carried out in 2010.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Audit, SOX and tax compliance             15,000         34,821  Decrease in 2009 reflects lower level of activity to be reviewed by audit  staff,  coupled  with  increased  efficiency  in audit process in 4th year of audit,  and lack of outside  spending  on
                                                                 SOX consultants in as compared to 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Investor relations, shareholders
meeting                                    2,552          2,908  -
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Office rent, communication  &                                    Decrease in 2010  reflects lower staff count and resultant lower
other office expenses                    108,609        126,755  cost of supplies, communications and other office costs.
----------------------------------- ------------- -------------- -------------------------------------------------------------------


                                    THREE MONTHS ENDED JUNE 30,
----------------------------------- ------------- -------------- -------------------------------------------------------------------
EXPENSE CATEGORY                        2010          2009       DISCUSSION
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Insurance                                 21,533         57,420  Decrease in 2010 reflects an $8,000 refund received from carrier on prior year general liability coverage, coupled with lower D&O premiums reflecting reduced coverage in 2010.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Stock based compensation                  75,059        142,169  Decrease in 2010 reflects  lower stock price  resulting in lower fair value for stock option, particularly for options granted to former President and CEO which were fully vested in prior year.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Director fees                             15,000         73,250  Decrease in 2010 reflects changes to director compensation arrangements following election of new slate of directors in
                                                                 September 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Field overhead recoveries               (138,511)      (123,019) Increased recoveries in 2010 reflects higher number of producing wells following repair and remediation work carried out.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
                         TOTAL G&A  $    424,402  $     781,846
----------------------------------- ------------- -------------- -------------------------------------------------------------------


INTEREST EXPENSE AND FINANCING COSTS. For the three months ended June 30, 2010, we reflected interest expense and financing costs of $463,481 as compared to $1,077,918 for the corresponding three months ended June 30, 2009. The 2010 amount is comprised of interest accrued on the Note Payable issued in October 2007, as amended. The 2009 amount consists of $371,569 of interest on the Note Payable and $706,348 of deferred finance and discount amortization. The higher interest on Note Payable reflects the default interest rate (additional 2%) in effect since the occurrence of the event of default in October 2009.

LIQUIDITY AND CAPITAL RESOURCES

The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2010 and 2009 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $90 million for the period from inception (February 4, 2004) to June 30, 2010, have a working capital deficit of $11.6 million and have defaulted on our senior secured debt.

On October 15, 2009, short term debt in the amount of approximately $10,188,000 matured. We were unable to repay the short term debt, which constituted an Event of Default under the terms of the Term Credit Agreement. On October 16, 2009 we received notice of the Event of Default from GasRock and notice of their intent to foreclose on the properties securing the debt. On October 21, 2009 GasRock swept the remaining $98,000 from our operating bank account, leaving us without the ability to meet operating expense obligations, or pay staff or other administrative expenses.

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

On October 28, 2009 we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Court"). We have reached agreement with GasRock, and the Bankruptcy Court has approved, an order for use of cash collateral. Under the terms of the order we receive the proceeds from crude oil sales and are able to pay operating, and administrative costs in accordance with the approved cash collateral budget. This arrangement has enabled us to meet all allowable operating and administrative obligations and to build an operating cash reserve totaling $482,000 as of June 30, 2010.

We intend to continue to operate our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. The Company is currently holding discussions with a number of potential investors in conjunction with the development of developing our restructuring and reorganization plan. In addition, we have prepared and filed with the Bankruptcy Court all required financial and operating reports and other documents. There is no assurance the Company efforts to raise financing will be successful or that the restructuring plans will enable the Company to emerge from bankruptcy.

The following is a summary of Rancher Energy's comparative cash flows:

                                                   For the Three Months Ended
                                                           June 30,
                                                 -------------- ---------------
                                                      2010            2009
                                                 -------------- ---------------
 Cash flows from (used for):
    Operating activities, including
     reorganization items                        $   189,852         $(323,754)
    Investing activities                             (80,504)           10,466
    Financing activities                                   -                 5

Positive cash flows from operating activities in 2010 reflects substantially general and administrative as discussed above, coupled with stay on interest payments during the bankruptcy process.

Funds used for investing activities in 2010 includes the cost of work performed to establish oil production in a new zone of an existing well as compared to a modest positive cash flow resulting from the sale of surplus field equipment in the period, in the 2009 period.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies and estimates are provided in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the three months ended June 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------------------------------------------------------------------

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

ITEM 4 AND ITEM 4T.  CONTROLS AND PROCEDURES.
--------------------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2010 and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

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

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which among other things, exempted non-accelerated SEC filers such as the Company, i.e., companies with a public float below $75 million, from the requirement of the Sarbanes-Oxley Act's Section 404(b) external auditor's attestation of internal controls over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Code"). The Bankruptcy proceedings are discussed in further detail in Item 1 of this filing.

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

See also Note 8 - Contingencies, of Part 1 - Financial Information, of this quarterly filing for a description of threatened litigation.

ITEM 1A. RISK FACTORS
---------------------

Not applicable to smaller reporting companies.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

NONE.


ITEM 5.  OTHER INFORMATION
--------------------------

NONE.


ITEM 6.  EXHIBITS
-----------------

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


                                RANCHER ENERGY CORP., Registrant

Dated:  August 16, 2010         By /s/ Jon C. Nicolaysen
                                --------------------------------------------
                                Jon C. Nicolaysen, President, Chief Executive
                                Officer, and Principal Officer and Acting
                                Accounting Officer
                                (Principal Executive and Accounting Officer)