Form 10-Q
period 2010-09-30
RANCHER ENERGY CORP.
filed 2010-11-17
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010

                                       OR

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

      For the transition period from _____________ to ___________________.

                        Commission file number: 000-51425

                              Rancher Energy Corp.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


Nevada                                                      98-0422451
------------                                             ----------------
(State or other jurisdiction                        (IRS Employer Identification
of incorporation or organization)                    No.)

                          999 - 18th Street, Suite 3400
                                Denver, CO 80202
                    (Address of principal executive offices)

                                 (303) 629-1125
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                                Accelerated filer [_]
Non-accelerated  filer [_] (Do not check if a smaller reporting company)

Small reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ?No ? As of November 15 ,2010 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.



                              Rancher Energy Corp.

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


        Unaudited Balance Sheets as of September 30, 2010 and March 31, 2010............................  4

        Unaudited Statements of Operations for the Three and Six Months ended
             September 30, 2010 and 2009................................................................  6

        Unaudited Statement of Changes in Stockholders' Equity for the Six Months ended
            September 30, 2010..........................................................................  8

        Unaudited Statements of Cash Flows for the SixMonths ended
            September 30, 2010 and 2009.................................................................  9

        Notes to Financial Statements................................................................... 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........... 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................... 29

Item 4. Controls and Procedures......................................................................... 30

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................. 30

Item 1A.  Risk Factors.................................................................................. 31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.................................... 31

Item 3.  Defaults Upon Senior Securities................................................................ 31

Item 4.  Rescinded and Reserved......................................................................... 31

Item 5.  Other Information ............................................................................. 31

Item 6.   Exhibits...................................................................................... 31

SIGNATURES.............................................................................................. 32

                         Part I. Financial Information.



Item 1.   Financial Statements

                              Rancher Energy Corp.
                              Debtor in Possession
                                 Balance Sheets
                                    Unaudited



                                                                    ASSETS


                                                                                             September 30,
                                                                                                  2010          March 31, 2010

Current assets:
  Cash and cash equivalents                                                                        $673,594
                                                                                                                       $372,286
  Accounts receivable and prepaid expenses                                                          521,479
                                                                                                                        615,602
                                                                                             ----------------- -------------------
    Total current assets                                                                          1,195,073
                                                                                                                        987,888
                                                                                             ----------------- -------------------

Oil and gas properties at cost (successful efforts method):
  Unproved                                                                                       53,066,137
                                                                                                                     53,030,814
  Proved                                                                                         19,550,196
                                                                                                                     19,432,703
  Less:  Accumulated depletion, depreciation, amortization and impairment                      (57,000,097)
                                                                                                                   (56,355,224)
                                                                                             ----------------- -------------------
    Net oil and gas properties                                                                   15,616,236
                                                                                                                     16,108,293
                                                                                             ----------------- -------------------

Other assets:
Furniture and equipment net of accumulated depreciation of $644,293 and $568,529
   respectively                                                                                     501,060             574,938
Other assets                                                                                        876,430
                                                                                                                        914,097
                                                                                             ----------------- -------------------
   Total other assets                                                                             1,377,490
                                                                                                                      1,489,035
                                                                                             ----------------- -------------------

    Total assets                                                                                $18,188,799
                                                                                                                    $18,585,216
                                                                                             ================= ===================


                                   (Continued)


   The accompanying notes are an integral part of these financial statements.


                                      Rancher Energy Corp.
                                      Debtor in Possession
                                         Balance Sheets
                                            Unaudited
                                           (Continued)


                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     September 30, 2010         March 31, 2010
                                                                                     ------------------         --------------

Current liabilities:

  Accounts payable and accrued liabilities - post petition                                      $3,752,771            $1,698,488

  Asset retirement obligation                                                                      120,613               174,332

  Note payable                                                                                  10,089,987            10,089,987
                                                                                   -------------------------- ---------------------

    Total current liabilities                                                                   13,963,371            11,962,807
                                                                                   -------------------------- ---------------------

Long-term liabilities:

  Asset retirement obligation                                                                    1,332,700             1,255,497
                                                                                   -------------------------- ---------------------

    Total long-term liabilities                                                                  1,332,700             1,255,497

                                                                                   -------------------------- ---------------------

Total liabilities not subject to compromise                                                     15,296,071            13,218,304

Liabilities subject to compromise                                                                1,701,304

                                                                                   -------------------------- ---------------------

Total liabilities                                                                               16,997,375            14,554,437
                                                                                   -------------------------- ---------------------


Contingencies (Notes 2, 4, 7 and 8)
  Common stock, $0.00001 par value, 275,000,000 shares authorized September
  30, 2010 and March 31, 2010; 119,316,700 shares issued and outstanding at
  September 30, 2010 and March 31, 2010                                                              1,194

Additional paid-in capital                                                                      93,171,341            93,025,876

Accumulated deficit                                                                           (91,981,111)          (88,996,291)
                                                                                   -------------------------- ---------------------

Total stockholders' equity                                                                       1,191,424             4,030,779
                                                                                   -------------------------- ---------------------

Total liabilities and stockholders' equity                                                     $18,188,799           $18,585,216
                                                                                   ========================== =====================

                   The accompanying notes are an integral part of these financial statements.


                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Operations
                                   (Unaudited)



                                                                                      Three Months Ended September 30,

Revenues:                                                                             2010                        2009

   Oil & gas sales                                                                        $1,148,240                    $831,579
   Derivative losses                                                                               -                    (34,364)
                                                                            --------------------------- ---------------------------
                                                                                           1,148,240                     797,215
                                                                            --------------------------- ---------------------------
Operating expenses:
   Production taxes                                                                          141,269                     105,934
   Lease operating                                                                           735,112                     323,863
   Depreciation, depletion and amortization                                                  367,684                     289,877
  Accretion                                                                                   44,472                      44,156
  Exploration                                                                                 10,656                       9,328
  General and administrative                                                                 811,166                     715,663
                                                                            --------------------------- ---------------------------
    Total operating expenses                                                               2,110,359                   1,488,821
                                                                            --------------------------- ---------------------------

Loss from operations                                                                       (962,119)                   (691,606)
                                                                            --------------------------- ---------------------------

Other income (expense):
  Amortization of deferred finance costs and discount on note payable                              -                   (825,335)
  Interest expense                                                                         (483,573)                   (419,124)
  Interest and other income                                                                      224                         518
                                                                            --------------------------- ---------------------------
Total other expense                                                                        (483,349)                 (1,243,941)
                                                                            --------------------------- ---------------------------
   Loss before reorganization items                                                      (1,445,468)                 (1,935,547)
Reorganization items
  Professional and legal fees                                                                579,061                           -

                                                                            --------------------------- ---------------------------
Net loss                                                                                $(2,024,529)                $(1,935,547)
                                                                            =========================== ===========================

Basic and diluted net loss per share                                                         $(0.02)                     $(0.02)
                                                                            =========================== ===========================

Basic and diluted weighted average shares outstanding                                    119,357,246                 119,514,516
                                                                            =========================== ===========================



                              The accompanying notes are an integral part of these financial statements


                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Operations
                                   (Unaudited)



                                                                                        Six Months Ended September 30,

Revenues:                                                                              2010                        2009

   Oil & gas sales                                                                         $2,325,290                  $1,527,874
   Derivative losses                                                                                -                   (350,773)
                                                                             --------------------------- ---------------------------
                                                                                            2,325,290                   1,177,101
                                                                             --------------------------- ---------------------------
Operating expenses:
  Production taxes                                                                            295,009                     194,778
  Lease operating                                                                           1,292,117                     677,013
  Depreciation, depletion and amortization                                                    726,747                     569,079
  Accretion                                                                                    86,557                      80,658
  Exploration                                                                                  19,087                      11,832
  General and administrative                                                                1,235,568                   1,497,510
                                                                             --------------------------- ---------------------------
    Total operating expenses                                                                3,655,085                   3,030,870
                                                                             --------------------------- ---------------------------

 Loss from operations                                                                     (1,329,795)                 (1,853,769)
                                                                             --------------------------- ---------------------------

Other income (expense):
  Amortization of deferred finance costs and discount on note payable                               -                 (1,531,683)
  Interest expense                                                                          (947,054)                   (790,693)
  Interest and other income                                                                    11,565                         723
                                                                             --------------------------- ---------------------------
    Total other expense                                                                     (935,489)                 (2,321,653)
                                                                             --------------------------- ---------------------------

Loss before reorganization items                                                          (2,265,284)                 (4,175,422)
Reorganization items
  Professional and legal fees                                                                 719,536                           -

                                                                             --------------------------- ---------------------------
Net loss                                                                                 $(2,984,820)                $(4,175,422)
                                                                             =========================== ===========================

Basic and diluted net loss per share                                                          $(0.02)                     $(0.03)
                                                                             =========================== ===========================

Basic and diluted weighted average shares outstanding                                     119,357,246                 119,377,629
                                                                             =========================== ===========================



                              The accompanying notes are an integral part of these financial statements



                                      Rancher Energy Corp.
                                      Debtor In Possession
                          Statement of Changes in Stockholders' Equity
                           For the Six Months Ended September 30, 2010
                                           (Unaudited)


                                                                             Additional                           Total
                                                                              Paid-In        Accumulated      Stockholders'
                                                                                             ------------
                                                   Shares        Amount       Capital          Deficit            Equity
                                                   ------        ------       -------          -------            ------

Balance, April 1, 2010                            119,316,700     $1,194     $93,025,876     $(88,996,291)        $4,030,779


  Stock-based compensation                                  -          -         145,465                 -           145,465


  Net loss                                                  -          -               -       (2,984,820)       (2,984,820)


                                                ---------------- ---------- --------------- ----------------- -----------------

Balance, September 30, 2010                       119,316,700     $1,194     $93,171,341     $(91,981,111)        $1,191,424
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



                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                Six Months Ended September 30,

                                                                                2010
                                                                                                        2009

Cash flows from operating activities:

   Net loss                                                                    $(2,984,820)              $(4,175,422)

      Adjustments to reconcile net loss to cash used for operating activities:


    Reorganization items, net                                                       719,536                         -

    Accretion expense                                                                86,558                    80,659

    Interest expense converted to short-term debt                                         -                   171,160
    Amortization of deferred financing costs and discount on note
    payable                                                                               -                 1,531,683

  Unrealized (gains) losses on derivative activities                                      -                   449,151

  Stock-based compensation expense                                                  145,465                   126,763

  Services exchanged for common stock -- directors                                        -                    51,700

  Accounts receivable and prepaid expenses                                           94,123                   199,835

  Other assets                                                                       33,469                    19,365

  Accounts payable and accrued liabilities                                        1,850,740                   210,914

  Asset retirement obligation settlements                                           (63,074)                        -

                                                                         --------------------- -------------------------
Net cash from (used for) operating activities, before reorganization                608,744                 (765,113)

  Cash effect of reorganization items                                             (208,857)                         -
                                                                         --------------------- -------------------------

Net cash from (used for) operating activities                                       399,887                 (765,113)
                                                                         --------------------- -------------------------
Cash flows from investing activities:

  Capital expenditures for oil and gas properties                                  (94,808)                         -

  Proceeds from sale of other assets                                                      -                    10,466

  Increase in other assets                                                          (3,770)                         -
                                                                         --------------------- -------------------------

Net cash used for investing activities                                             (98,578)                    10,466
                                                                         --------------------- -------------------------

Cash flows from financing activities:

  Proceeds from issuance of common stock upon exercise of stock                           -                         5
options
                                                                         --------------------- -------------------------

    Net cash used for financing activities                                                -                         5
                                                                         --------------------- -------------------------

Increase (decrease)in cash and cash equivalents                                     301,309                 (754,642)

Cash and cash equivalents, beginning of period                                      372,285                   917,160
                                                                         --------------------- -------------------------

Cash and cash equivalents, end of period                                           $673,594                  $162,518
                                                                         ===================== =========================
Supplemental Statement of Cash Flow Information:

Cash paid for interest                                                                    -                  $784,368
                                                                         ===================== =========================
Non-cash investing and financing activities:

  Deferred finance costs, conveyance net profits interest                                 -                $1,500,000
                                                                         ===================== =========================

                              Rancher Energy Corp.
                              Debtor in Possession
                          Notes to Financial Statements
                   For the Six Months Ended September 30, 2010
                                   (Unaudited)

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

         Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) 852-10 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the period ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts. In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted FASB ASC 852-10 effective on October 28, 2009 and currently segregates those items as outlined above for all reporting periods subsequent to such date.

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

         The Company complies with FASB ASC932-360 "Extractive Activities - Oil and Gas". The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that no suspended well costs should be impaired.

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

Commodity Derivatives
---------------------

         As of September 30, 2010, the Company has no hedges or other derivative positions in place.

Net Profits Interest
--------------------

         The Company assigned a 10% Net Profits Interest (NPI) to its Lender, under the terms of the Eighth Amendment to the Term Credit Agreement (see NOTE 6
- Short-Term Note Payable). Net profit is defined as the excess of the sum of crude oil proceeds plus hedge settlements, over the sum of lease operating, marketing, transportation and production tax expenses. The Company is obligated to pay to the Lender 10% of such excess, if any, on a monthly basis, so long as the NPI remains in effect. The Company records amounts due under the NPI as operating expense. For the six months ended September 30, 2010 and 2009 the Company recognized $83,203 and $52,302, respectively as NPI expense, including such amount as lease operating expense in its Statement of Operations.

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

         The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                       For the Six Months Ended September 30,
                                       -------------------------------------
                                       2010                           2009
                                       ----                           ----

        Dilutive                         -                             -
        Anti-dilutive               66,523,564                     55,203,564

Reclassification
----------------

         Certain amounts in the fiscal 2010 financial statements have been reclassified to conform to the fiscal 2011 financial statement presentation. Such reclassifications had no effect on net loss.

Other Significant Accounting Policies
-------------------------------------

         Other accounting policies followed by the Company are set forth in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2010, and are supplemented in the Notes to Financial Statements in this Quarterly Report on Form 10-Q for the six months ended September 30, 2010. These unaudited financial statements and notes should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2010.

Recent Accounting Pronouncement
-------------------------------

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

There were various other accounting standards and interpretations issued in 2010 and 2009, none of which had a material impact on the Company's financial position, operations or cash flows. Note 2 - Proceedings Under Chapter 11 of the

Bankruptcy Code
---------------

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

         In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. The Company had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and 60 additional days to obtain necessary acceptances. On May 26, 2010, the Company filed its second motion to extend exclusive period to file a reorganization plan through August 24, 2010 and the exclusive period to solicit acceptance of a plan through October 22, 2010. On October 15, 2010, the Company filed with the Court its proposed Debtor's Plan of Reorganization ("Proposed Plan of Reorganization"). A proposed Disclosure Statement was filed simultaneously with the Plan. The Disclosure Statement must be first approved by the Bankruptcy Court before it may be sent to creditors along with the proposed Plan for voting on the Plan. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization is subject to amendment.

         In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted as described below by holders of impaired claims and equity interests in order to become effective. The Company's Chapter 11 plan of reorganization must be accepted by holders of claims against and equity interests in the

Company if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan. Under circumstances specified in the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or an equity interest that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class -- i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock.

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

         The ability of the Company to continue as a going concern may depend upon, among other things, (i) the Company's ability to comply with the terms and conditions of the cash collateral orders entered by the Bankruptcy Court in connection with the Bankruptcy Case; (ii) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing. There can be no assurance that any of these efforts will be successful. The accompanying unaudited financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. Preparing the accompanying unaudited financial statements on a going concern basis contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

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

Liabilities Subject to Compromise
---------------------------------

         Liabilities subject to compromise at September 30, 2010 and March 31, 2010 include the following pre-petition liabilities:


                                                                September 30, 2010     March 31, 2010
     ------------------------------------------------------------------------------------------------------

        Accounts payable, trade                                          $  193,289             $164,390
        Damages pursuant to claim settlements                               375,000                    -
        Other payables and accrued liabilities                              226,738              265,516
        Property and ad valorem taxes payable                               766,277              766,227
        Convertible notes payable                                           140,000              140,000
                                                                -------------------------------------------

                  Total liabilities subject to compromise                $1,701,304           $1,336,133
                                                                ===========================================

Note 3--Oil and Gas Properties

 The Company's oil and gas properties are summarized in the following table:


                                                                         September 30,       March 31, 2010
                                                                              2010

    Proved properties                                                        $19,550,197         $19,432,703
    Unproved properties excluded from DD&A                                    52,733,682          52,716,480
    Equipment and other                                                          332,455             314,334
                                                                        ------------------- -------------------
         Total oil and gas properties                                         72,616,334          72,463,517
    Less accumulated depletion, depreciation, amortization and
         impairment                                                          (57,000,097)       (56,355,224)
                                                                        ------------------- -------------------
                                                                             $15,616,237         $16,108,293
                                                                        =================== ===================

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

         A reconciliation of the Company's asset retirement obligation liability during the six months ended September 30, 2010 and 2009 is as follows:

                                             2010                  2009
                                             ----                  ----
Beginning asset retirement obligations         $1,429,829          $1,280,681
  Liabilities incurred                                  -                   -
  Liabilities settled                            (63,074)                   -
  Changes in estimates                                  -                   -
  Accretion expense                                86,558              80,658
                                          ------------------ -------------------
Ending asset retirement obligation             $1,453,313          $1,361,339
                                          ------------------ -------------------

Current                                          $120,613            $117,215
Long-term                                       1,332,700           1,244,124
                                          ------------------ -------------------
                                               $1,453,313          $1,361,339
                                          ================== ===================

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

         As of September 30, 2010, the Company has no hedge or other derivative positions in place.

         The Company's sole derivative financial instrument, a participating cap costless collar agreement expired during in the prior fiscal year ended March 31, 2010. Prior to expiration, the fair value of the costless collar agreement was determined based on both observable and unobservable pricing inputs and therefore, the data sources utilized in these valuation models were considered level 3 inputs in the fair value hierarchy. In the Company's adoption of FASB ASC 820-10-05, it considered the impact of counterparty credit risk in the valuation of its assetsand its own credit risk in the valuation of its liabilities that are presented at fair value. The Company established the fair value of its derivative instruments using a published index price, the Black-Scholes option-pricing model and other factors including volatility, time value and the counterparty's credit adjusted risk free interest rate. The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:


                                                              2010           2009
                                                           --------------- ---------------

Balance as of April 1                                            $    -        $455,960
  Total gains (losses) (realized or unrealized):
    Included in earnings                                              -       (350,773)
    Included in other comprehensive income                            -               -
  Purchased, issuances and settlements                                -        (98,378)
  Transfers in and out of Level 3                                     -               -

                                                           --------------- ---------------
Balance as of September 30                                       $    -          $6,809
                                                           =============== ===============

Change in unrealized (losses) included in earnings
relating to derivatives still held as of September 30            $    -      $(449,151)
                                                           =============== ===============

Note 6- Short-Term Note Payable

         On October 16, 2007, the Company issued a Note Payable (the "Note") in the amount of $12,240,000 pursuant to a Term Credit Agreement with a financial institution (the "Lender"). All amounts outstanding under the Note were originally due and payable on October 31, 2008 (the "Maturity Date") and bore interest at a rate equal to the greater of (a) 12% per annum and (b) the one-month LIBOR rate plus 6% per annum. The Note was amended on October 22, 2008, (the "First Amendment"), to extend the Maturity Date by six months from October 31, 2008 to April 30, 2009. In consideration of the six month extension andother terms included in First Amendment, the Company made a principal payment to the Lender in the amount of $2,240,000, resulting in a new loan balance of $10,000,000. The Note was amended six times between April 30, and May 27, 2009 to extend the Maturity Date for short periods of time while the Lender and the Company finalized the terms of a longer extension.

         On September 30, 2009 the Note was again amended (the "Eighth Amendment") to among other things extend the maturity date until October 15, 2009. The Company did not make payment of the principal and accrued interest on the maturity date, October 15, 2009.

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

         As noted above, the Note Payable issued by the Company on October 16, 2007, matured on October 15, 2009. Payment of the principal balance of approximately $10,188,000, plus accrued interest, was not made on the maturity date, and therefore, an event of default occurred under the Term Credit Agreement, as amended. On November 16, 2009, the Lender presented to the Company a Notice of Event of Default, a Demand for Payment and a Notice of Intent to Foreclose (collectively "the Notice"). The Notice declared all of the obligations immediately due and payable and demands that the Company promptly pay to Lender all of the obligations within ten days of receipt of the Notice, and states that if the Company fails to pay the obligations in full as demanded, the Lender intends to foreclose on the secured properties under the terms of the Term Credit Agreement and other agreements. Effective as the date of the Notice, interest under the Credit agreement will accrue at the default rate, and the percentage of net revenue to be applied for debt service and other obligations shall be 100%.

         On October 16, 2009, the Lender gave instructions to the Company's bank (the "Instruction") that under the terms of the Restricted Account and Securities Control Agreement executed in conjunction with the Term Credit Agreement, that as of the date of the Instruction, the Company shall no longer have access to any funds held in identified accounts, and the Lender now had exclusive right to direct the disposition of such funds. On October 21, 2009 the Company's bank transferred the all remaining funds, $98,415, from the Company's account to the Lender.

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

Note 7- Convertible Promissory Notes Payable

            On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000 in consideration for money loaned to the Company of equal amount. One hundred thousand dollars of the Promissory Notes were issued to four officers and/or directors ($25,000 each). The remainder of the Promissory Notes was issued to existing shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes mature on November 1, 2010, and all obligations and payments due under the Promissory Notes are subordinate to the Company's senior debt. Principal and accrued interest is due on the maturity date. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes.

Note 8 - Contingencies

Pending Litigation
------------------

         On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against the holder of the senior secured note payable (see NOTE 6 - Short Term Note Payable) seeking to avoid certain ownership interests assigned to the Lender in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010, the Lender filed a motion with the Court to dismiss the complaint. On October 21, 2010, the Court issued an order on the Motion to Dismiss denying dismissal for six of the nine claims made in the adversary action. The Company plans to pursue the six allowed claims.

         The lawsuit is in the early stages and the Company is unable to predict a likely outcome or estimate the possible benefit should the Company prevail in the litigation.

Pending Claims
--------------

         Prior to filing of Chapter 11 reorganization, the Company entered into agreements with suppliers. The Company has been in negotiations to resolve these matters in the favor of the Company. One of the suppliers filed a proof of claim with the bankruptcy court asserting liquidated damages in an amount not less than $54.75 million. The Company disputed the amount of claim and filed an objection with the bankruptcy court. The Company and the supplier have agreed to resolve the dispute by allowing the claim as a non-priority, unsecured claim in the bankruptcy in the amount of $375,000. The $375,000 claim is included in general and administrative expenses in the statement of operations. The settlement is subject to approval by the bankruptcy court, which the Company has not yet requested. This amount has been included as part of the Company's pre-petition unsecured liabilities subject to compromise in the current Chapter 11 reorganization proceedings and recognized damages pursuant to the contract settlement as an expense in determining net loss.

Threatened Litigation
---------------------

         In a letter dated February 18, 2009 sent to each of the Company's Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. The Company cannot predict the likelihood of a lawsuit being filed, its possible outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in any such lawsuit. Any suit against the Company is stayed by the Chapter 11 case, and, insofar as these claims are asserted against the Company, they are subject to the claim process imposed by the Bankruptcy Code and the possible subordination by Section 510(b) of the Bankruptcy Code.

Other
-----

         Under the terms of the Term Credit Agreement, see Note 6- Short Term Note Payable, the Company is obligated to reimburse the Lender for all expenses, including reasonable legal fees incurred in connection with the administration, amendment, enforcement of the Agreement or Lender's rights and remedies under the Loan Documents. In connection with the Company's bankruptcy proceedings, the Lender has incurred legal fees and other expenses that could be covered by the above provisions. As of September 30, 2010 the Company had received two invoices from the Lender requesting reimbursement of $468,120. These expenses are reported in reorganization expense for professional and legal fees in the consolidated statement of operations, although they are disputed by the Company and if allowed by the Bankruptcy Court, may be a part of the secured claim of the Lender or may be an unsecured claim of the Lender. The Company has received no formal notification of additional amounts, nor can we estimate a range of possible future amounts to be reimbursed under the provisions. Accordingly, the Company has not recorded a loss contingency relating to this issue.

Note 9 - Income Taxes

         As of September 30, 2010, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

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

Note 10--Share-Based Compensation

Grant of Options to Directors
-----------------------------

         On October 27, 2009, in conjunction with the execution of Management Retention Agreements (the "Retention Agreement"), each of the Company's four directors was granted options to purchase 2,500,000 share of the Company's common stock at an exercise price of $0.035 per share.

         The Company recognized stock based compensation expense relating to the Director's options of $114,538 for the six months ended September 30, 2010 and expects to recognize the remaining compensation expense of $19,090 relating to the unvested options over the next month.

2006 Stock Incentive Plan
-------------------------

         As of September 30, 2010, there were 1,441,000 options outstanding under the 2006 Stock Incentive Plan and 8,559,000 options are available for issuance. Total estimated unrecognized compensation cost from unvested stock options issues under the Plan as of September 30, 2010 was approximately $2,577, which the Company expects to recognize over the next month. Note 11--Subsequent Events

         On October 15, 2010, the Company filed with the Court its proposed Debtor's Plan of Reorganization ("Proposed Plan of Reorganization"). A proposed Disclosure Statement was filed simultaneously with the Plan. The Disclosure Statement must be first approved by the Bankruptcy Court before it may be sent to creditors along with the proposed Plan for voting on the Plan. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization is subject to amendment. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted by holders of impaired claims and equity interests in order to become effective.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Need to update from here forward Forward-Looking Statements

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are "forward-looking statements", as that term is defined in
Section 21E of the  Securities  Exchange Act of 1934,  as amended (the  Exchange
Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

     o    business strategy;
     o    ability to raise debtor in possession financing and the terms thereof;
     o ability to develop a plan of reorganization acceptable to the Bankruptcy Court and to emerge from bankruptcy;
     o ability to complete a sale of the Company, all or a significant portion of its assets or financing or other strategic alternatives;
     o ability to obtain the financial resources to continue operations, to repay secured debt, to enhance current production and to conduct the EOR projects;
     o    water availability and waterflood production targets;
     o    carbon  dioxide  (CO2)  availability,   deliverability,  and  tertiary
          production targets;
     o construction of surface facilities for waterflood and CO2 operations and a CO2pipeline;
     o    inventories, projects, and programs;
     o    other anticipated capital expenditures and budgets;
     o    future cash flows and borrowings;
     o    the availability and terms of financing;
     o    oil reserves;
     o    reservoir response to water and CO2 injection;
     o    ability to obtain permits and governmental approvals;
     o    technology;
     o    financial strategy;
     o    realized oil prices;
     o    production;
     o lease operating expenses, general and administrative costs, and finding and development costs;
     o    availability and costs of drilling rigs and field services;
     o    future operating results;
     o    plans, objectives, expectations, and intentions; and

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

Proceedings under Chapter 11
----------------------------

         We acquired our oilfields in late 2006 and early 2007 with the intention of significantly increasing crude oil production through an enhanced oil recovery (EOR) project utilizing modern CO2 injection techniques. The planned EOR project required a significant amount of capital to carry out. In October 2007, we borrowed $12.24 million from GasRock Capital LLC (GasRock), an investment bank, to serve as a "bridge loan" to enable us to complete plans for the EOR project while we sought a larger, longer-term source of capital to conduct the project. At least partially due to the severe disruptions in credit and financial markets, coupled with extreme volatility in crude oil prices, we were not successful in raising the capital to repay the bridge loan and commence the project. Following a series of amendments to the GasRock loan agreement and extensions of the maturity date, we were unable to repay the loan on the amended due date of October 15, 2009. On October 16, 2009, GasRock notified us the failure to repay the loan constituted an event of default and notified us of their intention to foreclose on the assets pledged as collateral for the loan. GasRock instructed our bank to transfer all cash we had on deposit to GasRock, leaving us without funds to operate the oilfields or pay overhead.

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

         On October 15, 2010, the Company filed with the Court its proposed Debtor's Plan of Reorganization ("Proposed Plan of Reorganization"). A proposed Disclosure Statement was filed simultaneously with the Plan. The Disclosure Statement must be first approved by the Bankruptcy Court before it may be sent to creditors along with the proposed Plan for voting on the Plan. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization is subject to amendment.

Organization
------------

         We are an independent energy company that explores for and develops produces, and markets oil and gas in North America. We operate four oil fields in the Powder River Basin, Wyoming. Our long term business plan is to use CO2 injection to increase oil production in these oil fields.

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


Results of Operations

Three months ended  September  30, 2010  Compared to Three Months  September 30,
2009.


         The following is a comparative summary of our results of operations:

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                        2010                      2009
                                                                                        ----                      ----

Revenues:
Oil production (in barrels)                                                                     17,310                    13,858
Net oil price (per barrel)                                                      $                66.33   $                 60.01
Oil sales                                                                       $            1,148,240   $               831,579
Derivative gains (losses)                                                                            -                  (34,364)
                                                                                 ------------------------------------------------
Total revenues                                                                               1,148,240                   797,215
                                                                                 ------------------------------------------------

Operating expenses:
Production taxes                                                                               141,269                   105,934
Lease operating                                                                                735,112                   323,863
Depreciation, depletion, amortization and accretion                                            412,156                   334,033
Exploration                                                                                     10,656                     9,328
General and administrative                                                                     811,166                   715,663

                                                                                 ------------------------------------------------
Total operating expenses                                                                     2,110,359                 1,488,821
                                                                                 ------------------------------------------------

Loss from operations                                                                          (962,119)                (691,606)
                                                                                 ------------------------------------------------


Other income (expense):
Interest expense and financing costs                                                          (483,573)              (1,244,459)
Interest and other income                                                                          224                       518
                                                                                 ------------------------------------------------
Total other income (expense)                                                                  (483,349)              (1,243,941)
                                                                                 ------------------------------------------------

Loss before  reorganization items                                                           (1,445,468)              (1,935,547)

Reorganization items                                                                         (579,061)                         -
                                                                                 ----------------------   -----------------------
Net loss                                                                      $             (2,024,529)  $           (1,935,547)
                                                                              ===================================================


         Overview. For the three months ended September 30, 2010, we reported a net loss of $2,024,529, or $0.02 per basic and fully-diluted share, compared to a net loss of $1,935,547 or $0.02 per basic and fully-diluted share, for the corresponding three months of 2009. Discussions of individually significant period to period variances follow.

         Revenue, production taxes, and lease operating expenses. For the three months ended September 30, 2010, we recorded crude oil sales of $1,148,240 on 17,310 barrels of oil at an average price of $66.33, as compared to revenues of $831,579 on 13,858 barrels of oil at an average price of $60.01 per barrel in 2009. The year-to-year variance reflects a volume variance of $207,144 and a price variance of $109,517. The increased volume in 2010 reflects the positive results of repair and remediation work performed on non-productive wells following the bankruptcy filing and reaching agreement with our secured lender for the use of cash. Production taxes (including ad valorem and property taxes) of $141,269 in 2010 as compared to $105,934 in 2009 remained constant at approximately 12.5% of crude oil sales revenues. Lease operating expenses increased to $735,112 ($42.47/bbl) in 2010 as compared to $323,863 ($23.37/bbl)
in 2009. The year to year variance reflects a volume variance of $(80,673) and a cost variance of $(330,575). The per barrel increase in 2010 compared to 2009 reflects costs incurred in the aforementioned repair and remediation work to increase production.

         Derivative losses. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. A loss on derivative activities of $34,364 consisting of a realized gain of $3,266 and unrealized losses of $37,629 was recorded for the three months ended September 30, 2009. The derivative contract expired in October 2009 and was not renewed.

         Depreciation, depletion, amortization and accretion. For the three months ended September 30, 2010, we reflected total depreciation, depletion, amortization and accretion of $412,156 comprised of $327,497($18.92/bbl) related to oil and gas properties, $40,186 related to other assets and accretion of the asset retirement obligation of $44,472. The comparable amounts for the 2009 period were $334,033 comprised of $241,924($17.46/bbl) related to oil and gas properties, $47,953 related to other assets and accretion of asset retirement obligation of $44,156. The year to year increase in DD&A per barrel reflects downward revisions to reserve estimates in 2010 compared to 2009.

         Reorganization items. The $579,061 of costs reflected as reorganization items in the three months ended September 30, 2010, include, those items of expense specifically related our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist primarily of $468,120 in reimbursable lender fees and $110,941 of professional fees to legal counsel for assistance with the filing process and the development of a reorganization plan. We expect these expenses to continue to be significant as we progress through the bankruptcy process.

         General and administrative expense. For the three months ended September 30, 2010, we reflected general and administrative expenses of $436,166 as compared to $715,663 for the corresponding three months ended September 30, 2009. Period to period comparisons and explanations of significant variances follow:


                                        Three Months Ended
                                           September 30,
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Expense Category                        2010          2009       Discussion
----------------------------------- ------------- -------------- -------------------------------------------------------------------

Salaries, payroll taxes and                                      Decrease in 2010 reflects reduced staff count and pay cuts for
benefits                                $197,529       $294,049  remaining employees following bankruptcy filing.
----------------------------------- ------------- -------------- -------------------------------------------------------------------


Consultants                               40,749         33,321  Increase in 2010 reflects costs associated with accounting and finance consultants to replace chief accounting officer and engineering consultants to review well files and identify
                                                                 production increase opportunities.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Travel & entertainment                    10,007          3,831  Increase in 2010 reflects travel costs of new board member from overseas residence to corporate office for reorganization
                                                                 strategy meetings.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
IT                                        10,263         25,261  Decrease in 2010 primarily reflects lower maintenance and network management costs aswsociated with fewer employees.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Legal fees                                64,297        160,910  Dramatic decrease in 2010 reflects new management's efforts to curtail legal fees. 2009 amount includes costs to manage
                                                                 proxy and annual meeting process, not carried out in 2010.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Audit, SOX and tax compliance             30,282         49,609  Decrease in 2009 reflects lower level of activity to be reviewed by audit staff, coupled with increased efficiency in audit process in 4th year of audit, and lack of outside spending on SOX
                                                                 consultants in as compared to 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Investor relations, shareholders             438          9,155  Decrease in 2010 reflects reduction in shareholder correspondence
meetings                                                         mailings due to bankruptcy period.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Office rent, communication  &            106,752        102,159  Increase in a result of $18,000 utility refund received in 2009 but
other office expenses                                            not receved in 2010.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Insurance                                 30,314         39,957  Decrease in 2010 reflects lower D&O premiums reflecting reduced coverage in 2010.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Stock based compensation                  70,406         36,294  Increase in 2010 reflects vesting on stock options issued to new officers and directors in October 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Director fees                             15,000         76,817  Decrease in 2010 reflects changes to director compensation arrangements following election of new slate of directors in
                                                                 September 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Damages pursuant to pending claim        375,000              -  Increase in 2010 reflects an expense for a pending claim settlement
settlement                                                       of $375,000. This amount results from a dispute from a supplier that has negotiated and pending settlement by allowing the claim as a non-priority, unsecured claim in the bankruptcy. The settlement is subject to approval by the bankruptcy court, which the Company has not yet requested.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Field overhead recoveries              (139,871)      (115,700)  Increased recoveries in 2010 reflect higher number of producing wells following repair and remediation work carried out.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
                         TOTAL G&A      $811,166       $715,663
----------------------------------- ------------- -------------- -------------------------------------------------------------------


         Interest expense and financing costs. For the three months ended September 30, 2010, we reflected interest expense and financing costs of $483,573 as compared to $1,244,459 for the corresponding three months ended September 30, 2009. The 2010 amount is comprised of interest accrued on the Note Payable issued in October 2007, as amended. The 2009 amount consists of $419,124 of interest on the Note Payable and $825,335 of deferred finance and discount amortization. The higher interest on Note Payable reflects the default interest rate (additional 2%) in effect since the occurrence of the event of default in October 2009.


Six months ended September 30, 2010 Compared to Six Months September 30, 2009.

         The following is a comparative summary of our results of operations:

                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                 2010                      2009
                                                                                 ----                      ----

Revenues:
Oil production (in barrels)                                                              34,367                    26,993
Net oil price (per barrel)                                               $                67.66   $                 56.60
Oil sales                                                                $            2,325,290   $             1,527,874
Derivative gains (losses)                                                                     -                 (350,773)
                                                                          ------------------------------------------------
Total revenues                                                                        2,325,290                 1,177,101

Operating expenses:
Production taxes                                                                        295,009                   194,778
Lease operating                                                                       1,292,117                   677,013
Depreciation, depletion, amortization and accretion                                     813,304                   649,737
Exploration                                                                              19,087                    11,832
General and administrative                                                            1,235,568                 1,497,510

                                                                          ------------------------------------------------
Total operating expenses                                                              3,655,085                 3,030,870
                                                                          ------------------------------------------------

Loss from operations                                                                 (1,329,795)              (1,853,769)
                                                                          ------------------------------------------------

Other income (expense):
Interest expense and financing costs                                                   (947,054)              (2,322,376)
Interest and other income                                                                11,565                       723
                                                                          ------------------------------------------------
Total other income (expense)                                                           (935,489)              (2,321,653)
                                                                          ------------------------------------------------

Loss before  reorganization items                                                    (2,265,284)              (4,175,422)

Reorganization items                                                                    719,536                         -
                                                                          ----------------------   -----------------------
Net loss                                                               $             (2,984,820)  $           (4,175,422)
                                                                       ===================================================


         Overview. For the six months ended September 30, 2010, we reported a net loss of $2,984,820, or $0.02 per basic and fully-diluted share, compared to a net loss of $4,175,422 or $0.03 per basic and fully-diluted share, for the corresponding six months of 2009. Discussions of individually significant period to period variances follow.

         Revenue, production taxes, and lease operating expenses. For the six months ended September 30, 2010, we recorded crude oil sales of $2,325,290 on 34,367 barrels of oil at an average price of $67.66, as compared to revenues of $1,527,874 on 26,993 of oil at an average price of $56.60 per barrel in 2009. The year-to-year variance reflects a volume variance of $417,388 and a price variance of $380,028. The increased volume in 2010 reflects the positive results of repair and remediation work performed on non-productive wells following the bankruptcy filing and reaching agreement with our secured lender for the use of cash. Production taxes (including ad valorem and property taxes) of $295,009 in 2010 as compared to $194,778 in 2009 remained constant at approximately 12.7% of crude oil sales revenues. Lease operating expenses increased to $1,292,117 ($37.60/bbl) in 2010 as compared to $677,013 ($25.08/bbl) in 2009. The year to year variance reflects a volume variance of $(184,948) and a cost variance of $(430,156). The per barrel increase in 2010 compared to 2009 reflects costs incurred in the aforementioned repair and remediation work to increase production.

         Derivative losses. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. A loss on derivative activities of $316,409 consisting of a realized gain of $95,113 and unrealized losses of $411,522 were recorded for the six months ended September 30, 2009. The derivative contract expired in October 2009 and was not renewed.

         Depreciation, depletion, amortization and accretion. For the six months ended September 30, 2010, we reflected total depreciation, depletion, amortization and accretion of $726,747 comprised of $644,873 ($18.76/bbl) related to oil and gas properties, $81,874 related to other assets and accretion of the asset retirement obligation of $86,557. The comparable amounts for the 2009 period were $649,737 comprised of $469,923($17.41/bbl) related to oil and gas properties, $99,157 related to other assets and accretion of asset retirement obligation of $80,658. The year to year increase in DD&A per barrel reflects downward revisions to reserve estimates in 2010 compared to 2009.

         Reorganization items. The $719,536 of costs reflected as reorganization items in the six months ended September 30, 2010, include, those items of expense specifically related our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist primarily of $468,120 in reimbursable lender fees and $251,416 of professional fees to legal counsel for assistance with the filing process and the development of a reorganization plan. We expect these expenses to continue to be significant as we progress through the bankruptcy process.

         General and administrative expense. For the six months ended September 30, 2010, we reflected general and administrative expenses of $860,568 as compared to $1,497,510 for the corresponding six months ended September 30, 2009. Period to period comparisons and explanations of significant variances follow:


----------------------------------- ----------------------------- ------------------------------------------------------------------
                                     Six Months Ended September
                                                30,
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Expense Category                        2010           2009       Discussion
----------------------------------- -------------- -------------- ------------------------------------------------------------------

Salaries, payroll taxes and                                       Decrease in 2010 reflects reduced staff count and pay cuts for
benefits                                 $422,328       $583,157  remaining employees following bankruptcy filing.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Consultants                               101,759         62,968  Increase in 2010 reflects costs associated with accounting and finance consultants to replace chief accounting officer of engineering consultants to review well files and identify
                                                                  production increase opportunities.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Travel & entertainment                     15,399          6,652  Increase in 2010 reflects travel costs of new board member from overseas residence to corporate office for reorganization strategy meetings.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
IT                                         36,350         37,649  -
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Legal fees                                 72,171        294,486  Dramatic decrease in 2010 reflects new management's efforts to curtail legal fees. 2009 amount includes cost to manage proxy and annual meeting process, not carried out in 2010.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Audit, SOX and tax compliance              45,282         84,430  Decrease in 2009 reflects lower level of activity to be reviewed by audit staff, coupled with increased efficiency in audit process in 4th year of audit, and lack of outside spending on SOX
                                                                  consultants in as compared to 2009.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Investor relations, shareholders            2,989         12,063  Decrease in 2010 reflects reduction in shareholder correspondence
meeting                                                           and mailings due to bankruptcy period.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Office rent, communication  &             215,362        228,914
other office expenses
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Insurance                                  51,847         97,377  Decrease in 2010 reflects an $8,000 refund received from carrier on prior year general liability coverage, coupled with lower D&O premiums reflecting reduced coverage in 2010.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Stock based compensation                  145,465        178,463  Decrease in 2010 reflects lower stock price resulting in lower fair value for stock option, particularly for options granted to former President and CEO which were fully vested in prior year.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Director fees                              30,000        150,067  Decrease in 2010 reflects changes to director compensation arrangements following election of new slate of directors in
                                                                  September 2009.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Damages pursuant to pending claim         375,000              -  Increase in 2010 reflects an expense for a pending claim
settlement                                                        settlement of $375,000. This amount results from a dispute from a supplier that has negotiated and pending settlement by allowing the claim as a non-priority, unsecured claim in the bankruptcy court, which the Company has not yet requested.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Field overhead recoveries               (278,382)      (238,716)  Increased recoveries in 2010 reflect a higher number of producing wells following repair and remediation work carried out.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
                         TOTAL G&A     $1,235,568     $1,497,510
----------------------------------- -------------- -------------- ------------------------------------------------------------------

Interest expense and financing costs. For the six months ended September 30, 2010, we reflected interest expense and financing costs of $947,054 as compared to $2,322,376 for the corresponding six months ended September 30, 2009. The 2010 amount is comprised of interest accrued on the Notes Payable. The 2009 amount consists of $790,693 of interest on Notes Payable and $1,531,683 of deferred finance and discount amortization. The higher interest on Note Payable reflects the default interest rate (additional 2%) in effect since the occurrence of the event of default in October 2009.

Liquidity and Capital Resources
-------------------------------

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2010 and 2009 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $92 million for the period from inception (February 4, 2004) to September 30, 2010, we have a working capital deficit of $12.7 million and have defaulted on our senior secured debt.

         On October 15, 2009 short term debt in the amount of approximately $10,188,000 matured. We were unable to repay the short term debt, which constituted an Event of Default under the terms of the Term Credit Agreement. On October 16, 2009 we received notice of the Event of Default from GasRock and notice of their intent to foreclose on the properties securing the debt. On October 21, 2009, GasRock swept the remaining $98,000 from our operating bank account, leaving us without the ability to meet operating expense obligations, or pay staff or other administrative expenses.

            On October 27, 2009, we raised $140,000 in cash through the issuance of convertible promissory notes to certain of our officers, directors and shareholders and used the funds to retain counsel to provide debtor advice and to provide working capital. The promissory notes mature on November 1, 2010 and bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. All obligations and payments due under the promissory notes are subordinate to the Company's senior debt. Principal and accrued interest are due on the maturity date. The promissory notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the promissory notes.

         On October 28, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Court"). We have reached agreement with GasRock, and the Bankruptcy Court has approved an order for use of cash collateral. Under the terms of the order we receive the proceeds from crude oil sales and are able to pay operating, and administrative costs in accordance with the approved cash collateral budget. This arrangement has enabled us to meet all allowable operating and administrative obligations and to build an operating cash reserve totaling $673,594 as of September 30, 2010.

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

         The following is a summary of Rancher Energy's comparative cash flows:


                                                            For the Six Months Ended
                                                                 September 30,
                                                     -----------------------------------------
                                                                   2010                2009
                                                     --------------------- -------------------

  Cash flows from (used for):

  Operating activities, including reorganization
        items                                                  $399,887          $(765,113)
                                                               (98,578)
  Investing activities                                                               10,466
                                                                      -
  Financing activities                                                                             5

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

Off-Balance Sheet Arrangements
------------------------------

         We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates
------------------------------------------
         Critical  accounting  policies and  estimates  are provided in Part II,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the three months ended September 30, 2010.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk
--------------------

         Because of our relatively low level of current oil and gas production, we are not exposed to a great degree of market risk relating to the pricingapplicable to our oil production. However, our ability to raise additional capital at attractive pricing, our future revenues from oil and gas operations, our futureprofitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which fluctuate widely. With increases to our production, exposure to this risk will become more significant. We expect commodity price volatility to continue.

Financial Market Risk
---------------------
         The debt and equity markets have recently exhibited adverse conditions. The unprecedented volatility and upheaval in the capital markets impacted our ability to refinance or extend our existing short term debt when it matured on October 15, 2009. Alternatively, market conditions may affect the availability of capital for prospective purchasers of our assets or equity. Item 4. Controls and Procedures.

Disclosure Controls and Procedures
----------------------------------

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of acompany that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2010 and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

         We did not adequately segregate the duties of different personnel within our Accounting Department due to an insufficient complement of staff and inadequate management oversight.

         We have limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting. Specifically, the Chief Accounting Officer resigned during the quarter resulting in the creation and review of journal entries and note disclosures without adequate independent review and authorization. This control deficiency is pervasive in nature and impacts all significant accounts. This control deficiency also affects the financial reporting process including financial statement preparation and the related note disclosures.

Changes in Control over Financial Reporting

         There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

         On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Code"). The Bankruptcy proceedings are discussed in further detail in Part 1 of this filing.

         On February 12, 2010, the Company filed an adversary proceeding in the Bankruptcy Court against GasRock Capital LLC, Case No. 10-01173-MER. The complaint seeks to recover the 10% NPI conveyed to GasRock in connection with the Eighth Amendment to the Term Credit Agreement and the additional 1% ORRI conveyed to the Lender in October 2008 in connection with an extension of the short term note. The primary basis of the complaint is that the Lender gave less than fair equivalent value for the conveyances at a time when the Company was insolvent, or when the conveyances left the Company with insufficient capital. In other words, the Company has claimed that the value of the conveyances was in excess of a reasonable fee for the extensions, and, as a result, the conveyances were "constructively fraudulent" under both applicable Bankruptcy law and the Uniform Fraudulent Transfers Act. In addition, the Company has challenged the conveyance of the NPI and the 1% ORRI, together with the original 2% ORRI conveyed to Lender when its loan was first made, on the grounds that they should be recharacterized as security interests and not outright transfers of title. The Company has also claimed that the conveyances rendered the Loan usurious under Texas law. Further, the Company has sought to have the NPI and 1% ORRI avoided as preferences under ss. 547 of the Bankruptcy Code and to equitably subordinate the Lender's claim. Although the Company believes its claims are well-taken, the Company expects the Lender to vigorously defend against the complaint, and no assurance can be given that the Company will be successful in whole or in part. On October 21, 2010, the Court issued an order on the Motion to Dismiss denying dismissal for six of the nine claims made in the adversary action. The Company plans to pursue the six allowed claims.

         See also Note 8 - Contingencies, of Part 1 - Financial Information, of this quarterly filing for a description of threatened litigation.

Item 1A. Risk Factors Not applicable to smaller reporting companies.

ITEM 2.  CHANGES IN SECURITIES

NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.


ITEM 4.  RESERVED AND RESCINDED.

NONE.

ITEM 5.  OTHER INFORMATION

  NONE.



ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of  Regulation  S-K.

     Exhibit 31.1 Certification of Chief Executive Officer and Acting Chief
                        Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer and Acting Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          RANCHER ENERGY CORP., Registrant

Dated:  November 16, 2010                 By: /s/ Jon C. Nicolyasen
                                              ----------------------------------
                                              Jon C. Nicolaysen, President,
                                              Chief Executive Officer, and
                                              Acting Chief Accounting Officer