Form 10-Q/A
period 2010-09-30
RANCHER ENERGY CORP.
filed 2010-11-19
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A


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

Large accelerated filer [_]                                Accelerated filer [_]
Non-accelerated  filer [_] (Do not check if a smaller reporting company)

Small reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [x]


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [x]

As of November 15 ,2010 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.



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



                              Rancher Energy Corp.
                              Debtor In Possession
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                Six Months Ended September 30,

                                                                                2010
                                                                                                        2009

Cash flows from operating activities:

   Net loss                                                                    $(2,984,820)              $(4,175,422)

      Adjustments to reconcile net loss to cash used for operating activities:


    Depreciation, depletion, and amortization                                       726,747                   569,079



    Reorganization items, net                                                       719,536                         -

    Accretion expense                                                                86,558                    80,659

    Interest expense converted to short-term debt                                         -                   171,160
    Amortization of deferred financing costs and discount on note
    payable                                                                               -                 1,531,683

  Unrealized (gains) losses on derivative activities                                      -                   449,151

  Stock-based compensation expense                                                  145,465                   126,763

  Services exchanged for common stock -- directors                                        -                    51,700


 Changes in operating assets and liabilities:


  Accounts receivable and prepaid expenses                                           94,123                   199,835

  Other assets                                                                       33,469                    19,365

  Accounts payable and accrued liabilities                                        1,850,740                   210,914

  Asset retirement obligation settlements                                           (63,074)                        -

                                                                         --------------------- -------------------------
Net cash from (used for) operating activities, before reorganization                608,744                 (765,113)

  Cash effect of reorganization items                                             (208,857)                         -
                                                                         --------------------- -------------------------

Net cash from (used for) operating activities                                       399,887                 (765,113)
                                                                         --------------------- -------------------------
Cash flows from investing activities:

  Capital expenditures for oil and gas properties                                  (94,808)                         -

  Proceeds from sale of other assets                                                      -                    10,466

  Increase in other assets                                                          (3,770)                         -
                                                                         --------------------- -------------------------

Net cash used for investing activities                                             (98,578)                    10,466
                                                                         --------------------- -------------------------

Cash flows from financing activities:

  Proceeds from issuance of common stock upon exercise of stock                           -                         5
options
                                                                         --------------------- -------------------------

    Net cash used for financing activities                                                -                         5
                                                                         --------------------- -------------------------

Increase (decrease)in cash and cash equivalents                                     301,309                 (754,642)

Cash and cash equivalents, beginning of period                                      372,285                   917,160
                                                                         --------------------- -------------------------

Cash and cash equivalents, end of period                                           $673,594                  $162,518
                                                                         ===================== =========================
Supplemental Statement of Cash Flow Information:

Cash paid for interest                                                                    -                  $784,368
                                                                         ===================== =========================
Non-cash investing and financing activities:

  Deferred finance costs, conveyance net profits interest                                 -                $1,500,000
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




                                          RANCHER ENERGY CORP., Registrant

Dated:  November 19, 2010                 By: /s/ Jon C. Nicolyasen
                                              ----------------------------------
                                              Jon C. Nicolaysen, President,
                                              Chief Executive Officer, and
                                              Acting Chief Accounting Officer