Form 10-Q
period 2010-12-31
RANCHER ENERGY CORP.
filed 2011-02-18
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2010

                                       OR

   [x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the transition period from _____________ to ___________________.
                        Commission file number: 000-51425

                              Rancher Energy Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                    98-0422451
--------------------                            ------------


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

Yes [_]  No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [x]

As of February 14, 2011, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

                              Rancher Energy Corp.
                                Table of Contents
                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Unaudited Balance Sheets as of December 31, 2010 and March 31, 2010..............................  4

        Unaudited Statements of Operations for the Three and Nine Months ended
             December 31, 2010 and 2009..................................................................  6

        Unaudited Statement of Changes in Stockholders' Equity (Deficit) for the Nine Months ended
            December 31, 2010............................................................................  8

        Unaudited Statements of Cash Flows for the Nine Months ended
            December 31, 2010 and 2009...................................................................  9

        Notes to Financial Statements.................................................................... 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............ 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................... 29

Item 4. Controls and Procedures.......................................................................... 30

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................... 30
Item 1A.  Risk Factors................................................................................... 31
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................................... 31
Item 3.  Defaults Upon Senior Securities................................................................. 31
Item 4.  Rescinded and Reserved.......................................................................... 31
Item 5.  Other Information............................................................................... 31

Item 6.   Exhibits....................................................................................... 31

SIGNATURES............................................................................................... 32

                         Part I. Financial Information.


Item 1.   Financial Statements


                              Rancher Energy Corp.
                              Debtor in Possession
                                 Balance Sheets
                                    Unaudited



                                     ASSETS


                                                                                           December 31, 2010      March 31, 2010
                                                                                           -----------------      --------------

Current assets:
  Cash and cash equivalents                                                                     $     307,178       $     372,286
  Accounts receivable and prepaid expenses                                                            671,007             615,602
                                                                                          ---------------------- -------------------
    Total current assets                                                                              978,185             987,888
                                                                                          ---------------------- -------------------

Oil and gas properties at cost (successful efforts method):
  Unproved                                                                                         53,073,689          53,030,814
  Proved                                                                                           19,572,699          19,432,703
  Less:  Accumulated depletion, depreciation, amortization and impairment                         (57,299,336)        (56,355,224)
                                                                                          ---------------------- -------------------
    Net oil and gas properties                                                                     15,347,052          16,108,293
                                                                                          ---------------------- -------------------

Other assets:
Furniture and equipment net of accumulated depreciation of $683,731 and $568,529
   respectively                                                                                       461,622             574,938
Other assets                                                                                          878,895             914,097
                                                                                          ---------------------- -------------------
   Total other assets                                                                               1,340,517           1,489,035
                                                                                          ---------------------- -------------------

    Total assets                                                                                  $17,665,754         $18,585,216
                                                                                          ====================== ===================


                                   (Continued)


   The accompanying notes are an integral part of these financial statements.


                                      Rancher Energy Corp.
                                      Debtor in Possession
                                         Balance Sheets
                                            Unaudited
                                           (Continued)


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                         December 31, 2010        March 31, 2010
                                                                                         -----------------        --------------
Current liabilities:

  Accounts payable and accrued liabilities - post petition                                     $ 4,845,033           $ 1,698,488

  Asset retirement obligation                                                                      126,334               174,332

  Note payable                                                                                  10,089,987            10,089,987
                                                                                        --------------------- ---------------------

    Total current liabilities                                                                   15,061,354            11,962,807
                                                                                        --------------------- ---------------------

Long-term liabilities:

  Asset retirement obligation                                                                    1,370,629             1,255,497
                                                                                        --------------------- ---------------------

    Total long-term liabilities                                                                  1,370,629             1,255,497
                                                                                        --------------------- ---------------------


Total liabilities not subject to compromise                                                     16,431,983            13,218,304

Liabilities subject to compromise                                                                1,462,043             1,336,133

                                                                                        --------------------- ---------------------

Total liabilities                                                                               17,894,026            14,554,437
                                                                                        --------------------- ---------------------


Contingencies (Notes 2, 4, 7 and 8)



Stockholders' (deficit) equity:

   Common stock, $0.00001 par value, 275,000,000 shares authorized, 119,316,700
   shares issued and outstanding at December 31, 2010 and March 31, 2010                             1,194                 1,194

Additional paid-in capital                                                                      93,193,008            93,025,876

Accumulated deficit                                                                            (93,422,474)          (88,996,291)
                                                                                        --------------------- ---------------------

Total stockholders' (deficit) equity                                                              (228,272)            4,030,779
                                                                                        --------------------- ---------------------

Total liabilities and stockholders' (deficit) equity                                           $17,665,754           $18,585,216
                                                                                        ===================== =====================

   The accompanying notes are an integral part of these financial statements.


                                      Rancher Energy Corp.
                                      Debtor In Possession
                                    Statements of Operations
                                           (Unaudited)



                                                                                           Three Months Ended December 31,

Revenues:                                                                                  2010                        2009
                                                                                           ----                        ----

   Oil & gas sales                                                                         $ 1,211,679                 $ 970,502
   Derivative losses                                                                             -                        (6,809)
                                                                                 ------------------------ -------------------------
                                                                                             1,211,679                   963,693
                                                                                 ------------------------ -------------------------
Operating expenses:
   Production taxes                                                                            149,295                   143,769
   Lease operating                                                                             545,150                   411,150
   Depreciation, depletion and amortization                                                    338,678                   299,184
   Accretion                                                                                    43,650                    38,821
   Impairment of unproved properties                                                                 -                13,525,642
   Exploration                                                                                   6,568                     3,340
   General and administrative                                                                  420,848                   568,717
                                                                                 ------------------------ -------------------------
    Total operating expenses                                                                 1,504,189                14,990,623
                                                                                 ------------------------ -------------------------

Loss from operations                                                                          (292,510)              (14,026,930)
                                                                                 ------------------------ -------------------------

Other income (expense):
  Amortization of deferred finance costs and discount on note payable                             -                     (239,106)
  Interest expense                                                                            (735,733)                 (460,165)
  Interest and other income                                                                      5,684                         7
                                                                                 ------------------------ -------------------------
Total other income (expense)                                                                  (730,049)                 (699,264)
                                                                                 ------------------------ -------------------------
   Loss before reorganization items                                                         (1,022,559)              (14,726,194)
Reorganization items:
  Professional and legal fees                                                                  418,804                   158,727

                                                                                 ------------------------ -------------------------
Net loss                                                                                  $ (1,441,363)            $ (14,884,921)
                                                                                 ======================== =========================

Basic and diluted net loss per share                                                           $(0.01)                    $(0.12)
                                                                                 ======================== =========================

Basic and diluted weighted average shares outstanding                                      119,316,700               119,316,700
                                                                                 ======================== =========================



    The accompanying notes are an integral part of these financial statements


                                      Rancher Energy Corp.
                                      Debtor In Possession
                                    Statements of Operations
                                           (Unaudited)



                                                                                            Nine Months Ended December 31,

Revenues:                                                                                  2010                        2009
                                                                                           ----                        ----

   Oil & gas sales                                                                          $ 3,536,968               $ 2,498,376
   Derivative losses                                                                                  -                  (357,582)
                                                                                 ------------------------- -------------------------
                                                                                              3,536,968                 2,140,794
                                                                                 ------------------------- -------------------------
Operating expenses:
  Production taxes                                                                              444,303                   338,547
  Lease operating                                                                             1,837,267                 1,088,163
  Depreciation, depletion and amortization                                                    1,065,425                   868,263
  Accretion                                                                                     130,207                   119,480
  Impairment of unproved properties                                                                   -                13,525,642
  Exploration                                                                                    25,655                    15,172
  General and administrative                                                                  1,656,417                 2,066,226
                                                                                 ------------------------- -------------------------
    Total operating expenses                                                                  5,159,274                18,021,493
                                                                                 ------------------------- -------------------------

 Loss from operations                                                                        (1,622,306)              (15,880,699)
                                                                                 ------------------------- -------------------------

Other income (expense):
  Amortization of deferred finance costs and discount on note payable                                  -               (1,770,789)
  Interest expense                                                                           (1,682,787)               (1,250,859)
  Interest and other income                                                                      17,250                       731
                                                                                 ------------------------- -------------------------
    Total other income (expense)                                                             (1,665,537)               (3,020,917)
                                                                                 ------------------------- -------------------------

Loss before reorganization items                                                             (3,287,843)              (18,901,616)
Reorganization items:
  Professional and legal fees                                                                 1,138,340                   158,727

                                                                                 ------------------------- -------------------------
Net loss                                                                                    $(4,426,183)             $(19,060,343)
                                                                                 ========================= =========================

Basic and diluted net loss per share                                                             $(0.04)                   $(0.16)
                                                                                 ========================= =========================

Basic and diluted weighted average shares outstanding                                       119,316,700               119,357,245
                                                                                 ========================= =========================


    The accompanying notes are an integral part of these financial statements


                                      Rancher Energy Corp.
                                      Debtor In Possession
                     Statement of Changes in Stockholders' (Deficit) Equity
                           For the Nine Months Ended December 31, 2010
                                           (Unaudited)


                                                                                                             Total
                                                                        Additional                       Stockholders'
                                                                         Paid-In        Accumulated        (Deficit)
                                                                                                   -
                                              Shares        Amount       Capital          Deficit            Equity
                                              ------        ------       -------          -------            ------

Balance, April 1, 2010                       119,316,700     $1,194     $93,025,876     $(88,996,291)        $4,030,779


  Stock-based compensation                             -          -         167,132                 -           167,132


  Net loss                                             -          -               -       (4,426,183)        (4,426,183)


                                           ---------------- ---------- --------------- ----------------- -----------------

Balance, December 31, 2010                   119,316,700     $1,194     $93,193,008     $(93,422,474)        $ (228,272)
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


                                      Rancher Energy Corp.
                                      Debtor In Possession
                                    Statements of Cash Flows
                                           (Unaudited)



                                                                                        Nine Months Ended December 31,

                                                                                         2010
                                                                                                                2009

Cash flows from operating activities:

   Net loss                                                                             $(4,426,183)            $(19,060,343)

    Adjustments to reconcile net loss to cash used for operating activities:

    Depreciation, depletion, and amortization                                             1,065,425                   868,263

    Impairment of unproved properties                                                             -                13,525,642

    Reorganization items, net                                                             1,138,340                   158,727

    Accretion expense                                                                       130,207                   119,480

    Interest expense converted to short-term debt                                                 -                   188,112

    Interest expense beneficial conversion feature, convertible notes payable                     -                   105,000

    Amortization of deferred financing costs and discount on note payable                         -                 1,665,789

  Unrealized losses on derivative activities                                                      -                   455,960

  Stock-based compensation expense                                                          167,132                   210,829

  Services exchanged for common stock - directors                                                 -                    51,700


Changes in operating assets and liabilities:

  Accounts receivable and prepaid expenses                                                  (55,405)                (199,375)

  Other assets                                                                               29,130                    19,205

  Accounts payable and accrued liabilities                                                2,761,740                 1,154,390

  Asset retirement obligation settlements                                                   (63,074)                        -
                                                                                  -------------------- -------------------------

Net cash from (used for) operating activities, before reorganization                        747,312                 (736,621)

  Cash effect of reorganization items                                                      (627,662)                 (56,519)
                                                                                  -------------------- -------------------------

Net cash from (used for) operating activities                                               119,650                 (793,140)
                                                                                  -------------------- -------------------------

Cash flows from investing activities:

  Capital expenditures for oil and gas properties                                          (182,872)                  (3,805)

  Proceeds from sale of other assets                                                              -                    10,760

  Increase in furniture and equipment                                                        (1,885)                        -
                                                                                  -------------------- -------------------------

Net cash (used for) from investing activities                                              (184,757)                    6,955
                                                                                  -------------------- -------------------------
Cash flows from financing activities:

  Repayment of debt                                                                                -                 (98,125)

  Proceeds from issuance of convertible notes payable                                              -                  140,000

  Proceeds from issuance of common stock upon exercise of stock options                            -                        5
                                                                                  -------------------- -------------------------

    Net cash from financing activities                                                             -                   41,880
                                                                                  -------------------- -------------------------

Decrease in cash and cash equivalents                                                       (65,107)                (744,305)

Cash and cash equivalents, beginning of period                                              372,285                   917,160
                                                                                  -------------------- -------------------------

Cash and cash equivalents, end of period                                                   $307,178                  $172,855
                                                                                  ==================== =========================


Supplemental Statement of Cash Flow Information:

Cash paid for interest                                                                            -                  $613,479
                                                                                  ==================== =========================

Non-cash investing and financing activities:

  Deferred finance costs, conveyance net profits interest                                         -                $1,500,000
                                                                                  ==================== =========================

                              Rancher Energy Corp.
                              Debtor in Possession
                          Notes to Financial Statements
                   For the Nine Months Ended December 31, 2010
                                   (Unaudited)

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

Bankruptcy Filing

            On October 28, 2009, the Company filed a voluntary petition (the "petition") for reorganization relief ("the Bankruptcy Filing") in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Court"). The Company will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. See Note 2 "Proceedings Under Chapter 11 of the Bankruptcy Code" for details regarding the Bankruptcy Filing and the Chapter 11 case.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, the petition raises substantial doubt about the Company's ability to remain a going concern. The Company's continuation as a going concern may be contingent upon, among other things, its ability (i) to obtain Debtor-in-Possession financing; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; and (v) to obtain financing to facilitate an exit from bankruptcy. We are currently evaluating various courses of action to address the operational and liquidity issues the Company is facing and are in the process of formulating plans for improving operations. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should we be unable to continue as a going concern. In the event the Company's restructuring activities are not successful, additional significant adjustments in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used may be necessary.

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

         The Company complies with FASB ASC932-360 "Extractive Activities - Oil and Gas." The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that no suspended well costs should be impaired.

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

         As of December 31, 2010, the Company has no hedges or other derivative positions in place.

Net Profits Interest

         The Company assigned a 10% Net Profits Interest (NPI) to its Lender, under the terms of the Eighth Amendment to the Term Credit Agreement (see NOTE 6
- Short-Term Note Payable). Net profit is defined as the excess of the sum of crude oil proceeds plus hedge settlements, over the sum of lease operating, marketing, transportation and production tax expenses. The Company is obligated to pay to the Lender 10% of such excess, if any, on a monthly basis, so long as the NPI remains in effect. The Company records amounts due under the NPI as operating expense. For the nine months ended December 31, 2010 and 2009 the Company recognized $143,710 and $107,681 respectively as NPI expense, including such amount as lease operating expense in its Statement of Operations.

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

         The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                    For the Nine Months Ended December 31,
                                    --------------------------------------
                                     2010                           2009
                                     ----                           ----

        Dilutive                       -                             -
        Anti-dilutive             66,523,564                     57,961,019

Reclassification

         Certain amounts in the fiscal 2010 financial statements have been re-classified to conform to the fiscal 2011 financial statement presentation. Such reclassifications had no effect on net loss.

Other Significant Accounting Policies

         Other accounting policies followed by the Company are set forth in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2010, and are supplemented in the Notes to Financial Statements in this Quarterly Report on Form 10-Q for the nine months ended December 31, 2010. These unaudited financial statements and notes should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2010.

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

Note 2 - Proceedings Under Chapter 11 of the Bankruptcy Code

         As discussed in Note 1 above, on October 28, 2009 (the "Petition Date"), the Company filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Chapter 11 Case is being administered under the caption Rancher Energy Corp., Debtor, Chapter 11 Case No. 09-32943-MER.

         The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors are authorized to continue to operate as ongoing businesses, and may pay all debts and honor all obligations arising in the ordinary course of their businesses after the Petition Date. However, the Debtors may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.
         Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay with respect thereto.

         Under the Bankruptcy Code, the Company may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. As of the date of the filing of the Chapter 11 Case, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors.

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

         At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on the Company's business or various creditors, or when the Company will emerge from these proceedings. The Company's future results depend upon the confirmation and successful implementation, on a timely basis, of a Plan of Reorganization.

         The ability of the Company to continue as a going concern may depend upon, among other things, (i) the Company's ability to comply with the terms and conditions of the cash collateral orders entered by the Bankruptcy Court in connection with the Bankruptcy Case; (ii) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company has initiated specific actions related to obtaining Debtor in Possession (DIP) financing and sale of assets. While there can be no assurance that these efforts will be successful, the accompanying unaudited financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern. (See
Note 11 - Subsequent Events)

         The uncertainty resulting from the Bankruptcy Filing may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with property owners and potential lessees, vendors and service providers; negatively impact the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limit the Company's ability to obtain trade credit; and limit the Company's ability to maintain and exploit existing properties and acquire and develop new properties.

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

         In order to successfully exit Chapter 11 bankruptcy, the Company will need to obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

         On October 15, 2010, the Company filed with the Court its proposed Debtor's Plan of Reorganization and a proposed Disclosure Statement was filed simultaneously with the Plan. On December 13, 2010, the Company filed with the Court its First Amended Proposed Plan of Reorganization and Disclosure Statement. The Disclosure Statement must be first approved by the Bankruptcy Court before creditors and shareholders are presented with the opportunity to vote on the Plan. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization is subject to amendment.

         On December 15, 2010, the Company filed a Motion to approve financing from a party not affiliated with its present lender. The purpose of the loan is to repay the existing lender in full and to pay certain past due ad valorem taxes owed to Converse County, Wyoming. Converse County has agreed that if it is paid by February 1, 2011, it will waive penalties and interest of approximately $93,000 (See Note 11 - Subsequent Events).

     On December 20, 2010, the Company filed a Motion to allow the Company to enter into an agreement and approve the sale of substantially all its assets to the same party providing the new financing for the price of approximately $20.0 million. (See Note 11 - Subsequent Events).

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

Liabilities Subject to Compromise

         Liabilities subject to compromise at December 31, 2010 and March 31, 2010 include the following pre-petition liabilities:


                                                                December 31,               March 31,
                                                                     2010                    2010
     ----------------------------------------------------------------------------------------------------

          Accounts payable, trade                                        $176,726             $164,390
          Damages pursuant to claim settlements                           375,000                    -
          Other payables and accrued liabilities                          243,358              265,516
          Property and ad valorem taxes payable                           526,959              766,227
          Convertible notes payable                                       140,000              140,000
                                                              -------------------------------------------

                    Total liabilities subject to compromise            $1,462,043           $1,336,133
                                                              ===========================================

Note 3--Oil and Gas Properties
 The Company's oil and gas properties are summarized in the following table:


                                                                          December 31,            March 31,
                                                                              2010                  2010

       Proved properties                                                     $19,572,699          $19,432,703
       Unproved properties excluded from DD&A                                 52,738,557           52,716,480
       Equipment and other                                                       335,132              314,334
                                                                         ------------------ --------------------
            Total oil and gas properties                                      72,646,388           72,463,517
       Less accumulated depletion, depreciation, amortization and
            impairment                                                       (57,299,336)         (56,355,224)
                                                                         ------------------ --------------------
                                                                             $15,347,052          $16,108,293
                                                                         ================== ====================

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

         A reconciliation of the Company's asset retirement obligation liability during the nine months ended December 31, 2010 and 2009 is as follows:

                                               2010                 2009
                                               ----                 ----
Beginning asset retirement obligations           $1,429,830         $1,280,680
  Liabilities incurred                                    -                  -
  Liabilities settled                              (63,074)                  -
  Changes in estimates                                    -                  -
  Accretion expense                                 130,207            119,480
                                           ------------------- -----------------
Ending asset retirement obligation               $1,496,963         $1,400,160
                                           =================== =================

Current                                            $126,334           $122,269
Long-term                                         1,370,629          1,277,891
                                           ------------------- -----------------
                                                 $1,496,963         $1,400,160
                                           =================== =================

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

         As of December 31, 2010, the Company has no hedge or other derivative positions in place.

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


                                                      2010         2009
                                                   ------------ -------------
Balance as of April 1                                 $    -      $455,960
  Total gains (losses) (realized or unrealized):
    Included in earnings                                   -      (357,582)
    Included in other comprehensive income                 -             -
  Purchased, issuances and settlements                     -       (98,378)
  Transfers in and out of Level 3                          -             -

                                                   ------------ -------------
Balance as of December 31                             $    -        $    -
                                                   ============ =============


Note 6- Short-Term Note Payable

         On October 16, 2007, the Company issued a Note Payable (the "Note") in the amount of $12,240,000 pursuant to a Term Credit Agreement with a financial institution (the "Lender"). All amounts outstanding under the Note were originally due and payable on October 31, 2008 (the "Maturity Date") and bore interest at a rate equal to the greatest of (a) 12% per annum and (b) the one-month LIBOR rate plus 6% per annum. The Note was amended on October 22, 2008, (the "First Amendment"), to extend the Maturity Date by six months from October 31, 2008 to April 30, 2009. In consideration of the six month extension and other terms included in First Amendment, the Company made a principal payment to the Lender in the amount of $2,240,000, resulting in a new loan balance of $10,000,000. The Note was amended six times between April 30, and May 27, 2009 to extend the Maturity Date for short periods of time while the Lender and the Company finalized the terms of a longer extension.

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

         As noted above, the Note Payable issued by the Company on October 16, 2007, matured on October 15, 2009. Payment of the principal balance of approximately $10,188,000, plus accrued interest, was not made on the maturity date, and therefore, an event of default occurred under the Term Credit Agreement, as amended. On November 16, 2009, the Lender presented to the Company a Notice of Event of Default, a Demand for Payment and a Notice of Intent to Foreclose (collectively "the Notice"). The Notice declared all of the obligations immediately due and payable and demands that the Company promptly pay to Lender all of the obligations within ten days of receipt of the Notice, and states that if the Company fails to pay the obligations in full as demanded, the Lender intends to foreclose on the secured properties under the terms of the Term Credit Agreement and other agreements. Effective as the date of the Notice, the Lender has claimed that interest under the Credit agreement will accrue at the default rate, 18% compounded monthly, and the percentage of net revenue to be applied for debt service and other obligations shall be 100%. (See Note 11 - Subsequent Events)

         On October 16, 2009, the Lender gave instructions to the Company's bank (the "Instruction") that under the terms of the Restricted Account and Securities Control Agreement executed in conjunction with the Term Credit Agreement, that as of the date of the Instruction, the Company shall no longer have access to any funds held in identified accounts, and the Lender now had exclusive right to direct the disposition of such funds. On October 21, 2009 the Company's bank transferred the all remaining funds from the Company's account to the Lender.

         Under the terms of the Term Credit Agreement, the Company is obligated to reimburse the Lender for all expenses, including reasonable legal fees incurred in connection with the administration, amendment, enforcement of the Agreement or Lender's rights and remedies under the Loan Documents. In connection with the Company's bankruptcy proceedings, the Lender has incurred legal fees and other expenses that could be covered by the above provisions. As of December 31, 2010 the Company had received invoices from the Lender requesting reimbursement of $673,000. These expenses are reported in reorganization expense for professional and legal fees in the consolidated statement of operations. A portion of these costs are being disputed by the Company and pending determination by the Bankruptcy Court, may become a part of the secured claim of the Lender, become a general unsecured claim, or disallowed as a claim against the Company.

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

Note 7- Convertible Promissory Notes Payable

            On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000 in consideration for money loaned to the Company of equal amount. One hundred thousand dollars of the Promissory Notes were issued to four officers and/or directors ($25,000 each). The remainder of the Promissory Notes were issued to existing shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes matured on November 1, 2010, and all obligations and payments due under the Promissory Notes are subordinate to the Company's senior debt. Principal and accrued interest were due on maturity date. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes. The Company defaulted on these notes by failure to pay principal and accumulated interest when due. As discussed in Note 1 and Note 2 above, on October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date.

Note 8 - Contingencies

Pending Litigation

         On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against the holder of the senior secured note payable (see NOTE 6 - Short Term Note Payable) seeking to avoid certain ownership interests assigned to the Lender in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010, the Lender filed a motion with the Court to dismiss the complaint. On October 21, 2010, the Court issued an order on the Motion to Dismiss dismissing three of the nine claims made in the adversary action. The Company plans to pursue the remaining six claims. The Company is unable to predict a likely outcome or estimate the possible benefit should the Company prevail in the litigation.

Bankruptcy Proceedings:

         On October 29, 2009, the Company filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Colorado During the pendency of the Chapter 11 proceedings, the Company operates the business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. All pending or threatened litigation or claims involving the Company were automatically stayed as a result of this Bankruptcy Filing, and all such claims may be subject to compromise or modification through the terms of any Plan of Reorganization filed by the Company in the Chapter 11 proceedings.

Threatened Litigation

         In a letter dated February 18, 2009 sent to each of the Company's Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. The Company cannot predict the likelihood of a lawsuit being filed, its possible outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in any such lawsuit. Any suit against the Company is stayed by the Chapter 11 case, and, insofar as these claims are asserted against the Company, they are subject to the claim process imposed by the Bankruptcy Code and the possible subordination under Section 510(b) of the Bankruptcy Code.

Note 9 - Income Taxes

         As of December 31, 2010, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

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

         The Company recognized stock based compensation expense relating to the Director's options of $133,628 for the nine months ended December 31, 2010. There is no remaining compensation expense relating to the unvested options as of December 31, 2010.

2006 Stock Incentive Plan

         As of December 31, 2010, there were 1,441,000 options outstanding under the 2006 Stock Incentive Plan and 8,559,000 options are available for issuance. Total estimated unrecognized compensation cost from unvested stock options issues under the Plan as of December 31, 2010 was approximately $0.
Note 11--Subsequent Events

On January 26, 2011, the Court granted the Company's Motion to Approve Debtor-In-Possession Secured Financing.

On January 28, 2011 the Company received debtor-in-possession financing ("DIP financing") pursuant to a credit agreement (the "DIP Credit Agreement") with a lender not related to the pre-petition credit facility provider. The DIP Credit Agreement provides for loan advances up to an aggregate of $14,700,000, and matures May 28, 2011 (120 days after closing date).. The proceeds of the loan were used to pay the allowed, secured claim for past due ad valorem property taxes, pay the allowed, secured claim of the current lender (see note 6) and fund $100,000 to be retained to the close the Bankruptcy Estate if no plan or reorganization is successful.

The DIP Credit Agreement specifies interest at the rate of 10% for the 60 days following closing and 12% interest for the period commencing on the 61st day through loan maturity. Accumulated interest and principal is due in full at maturity. The Lender obtained a valid and perfected first priority security interest in and liens on all the collateral including, but not limited to: (a) Rancher's interests in oil and gas producing properties; (b) accounts receivable; (c)equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of the Company. The Lender has the right to credit bid the loan balance against the purchase price of Rancher's assets.

On February 16, the Bankruptcy Court approved the order authorizing the sale of substantially all of the Company's assets for a purchase price of approximately $20 million. The closing and settlement dates for the sale are yet to be determined.

Note 12--Related Party Transactions

 A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company paid legal fees and expenses to the law firm in the amount of approximately $61,000 and $2,000 during the nine months ended December 31, 2010 and 2009, respectively. The amount owed to the law firm was $59,000 and $0 as of December 31, 2010 and 2009, respectively.

 A director of the Company is a partner in a firm that provides field supervision and consulting services to the Company. The Company paid fees and expenses to the firm in the amount of approximately $84,000 and $9,000 during the nine months ended December 31, 2010 and 2009, respectively. The amount owed to the firm was $43,000 and $28,000 as of December 31, 2010 and 2009, respectively.

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

         In November 2009, the Court granted our motion for interim use of cash collateral. We immediately took steps to reduce operating costs and overhead, including salary cuts of 10% - 20% for employees and the rejection of the office lease for our corporate headquarters. In addition we implemented a program of repair and remediation on a number wells that had become non-producing , resulting in a 25% increase in daily crude oil production as compared to pre-petition production levels.

         On October 15, 2010, the Company filed with the Court its proposed Debtor's Plan of Reorganization ("Proposed Plan of Reorganization"). A proposed Disclosure Statement was filed simultaneously with the Plan. On December 13, 2010, the Company filed with the Court its First Amended Proposed Plan of Reorganization and Disclosure Statement for the amended Plan. The Disclosure Statement must be first approved by the Bankruptcy Court before it may be sent to creditors along with the proposed Plan for voting on the Plan. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization is subject to amendment.

         On December 15, 2010, the Company filed a Motion to approve financing from a party not affiliated with its present lender. The purpose of the loan is to repay the existing lender in full and to pay certain past due ad valorem taxes

         On December 20, 2010, the Company filed a Motion to approve the sale of substantially all its assets to the same third party providing the loan for the price of approximately $20.0 million. On February 16, 2011, the Bankruptcy Court issued an order approving the Motion to sell substantially all of the Company's assets. A closing and settlement date for the sale has not been determined, at the time of this filing.

         On January 26, 2011, the Court granted the Company's Motion from December 15, 2010 to Approve Debtor-In-Possession Secured Financing ("DIP Financing"). The DIP Financing Agreement authorizes the Company to borrow up to a maximum of $14,700,000 from the lender, for the limited purposes of: (a) paying the prior lender secured debt in full; (b) holding a Carve-Out Reserve Amount ($100,000 to be used to pay actual administrative expenses) in a Carve-Out Account until the close of the Sale; (c) paying pre-petition ad valorem taxes with respect to property located in Wyoming; (d) funding the Escrow Amount into an interest bearing account to be maintained and disbursed pursuant to the terms and conditions of an Escrow Agreement; and (e) other purposes with the prior written consent of Lender, in its sole and absolute discretion. In exchange for such funds, the Company will grant to the Lender valid and perfected first priority security interests in and liens on all of Rancher's assets ("the Collateral"), which Collateral includes but is not limited to (a) Rancher's interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of Rancher, except for the Carve-Out Amount.

On January 28, 2011, the DIP Credit Agreement was closed and funded. On the date of loan closing proceeds of the loan were disbursed in accordance with the DIP Credit Agreement as follows:

     o To pay the allowed, secured claim for past due ad valorem property taxes in the amount of $532,000.

     o To pay the secured claim of the current lender in the amount of $13,653,698 (see note 6) representing principal outstanding, unpaid interest, and all fees and expenses allowed per the terms of the credit agreement.

     o To fund an escrow account established per the Order issued by the Bankruptcy Court granting the motion to approve debtor in possession secured financing. The escrow account was established with the Company, prior lender, and current lender as parties until the Bankruptcy Court enters a final order regarding certain fees and costs claimed by the prior lender.

     o The remaining balance was used to fund a portion of the Lender loan fees and expenses of $186,235.

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

         We did not repay our short term debt on its maturity date, October 15, 2009 resulting in an event of default and the commencement of foreclosure proceedings by GasRock Capital, the Lender. On October 28, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Code"). We continued to operate our business as a "debtor-in-possession" in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. We have submitted a plan of reorganization and, with Bankruptcy Court approval, emerge from bankruptcy and pursue our business plan.

    The following summarizes our goals and objectives for the next twelve months:

     o Minimize operating and administrative expenses to maximize return to the Company;

     o Increase crude oil production by repairing or rehabilitating existing wellbores that have experienced mechanical or other problems;

     o Successfully emerge from Chapter 11 Bankruptcy under the provisions of a Bankruptcy Court approved plan of reorganization.


Results of Operations

Three months ended December 31, 2010 Compared to Three Months December 31, 2009.

         The following is a comparative summary of our results of operations:

                                                                                             Three Months Ended
                                                                                                 December 31,
                                                                                        2010                      2009
                                                                                        ----                      ----

Revenues:
Oil production (in barrels)                                                                     16,242                    14,484
Net oil price (per barrel)                                                      $                74.60   $                 67.01
Oil sales                                                                       $            1,211,679   $               970,502
Derivative gains (losses)                                                                            -                   (6,809)
                                                                                 ------------------------------------------------

Total revenues                                                                               1,211,679                   963,693
                                                                                 ------------------------------------------------

Operating expenses:
Production taxes                                                                               149,295                   143,769
Lease operating                                                                                545,150                   411,150
Depreciation, depletion, amortization and accretion                                            382,328                   338,005
Impairment of unproved properties                                                                    -                13,525,642
Exploration                                                                                      6,568                     3,340
General and administrative                                                                     420,848                   568,717

                                                                                 ------------------------------------------------
Total operating expenses                                                                     1,504,189                14,990,623
                                                                                 ------------------------------------------------

Loss from operations                                                                         (292,510)              (14,026,930)
                                                                                 ------------------------------------------------

Other income (expense):
Interest expense and financing costs                                                         (735,733)                 (699,271)
Interest and other income                                                                       5,684                         7
                                                                                 ------------------------------------------------
Total other income (expense)                                                                 (730,049)                 (699,264)
                                                                                 ------------------------------------------------

Loss before  reorganization items                                                          (1,022,559)              (14,726,194)

Reorganization items                                                                          418,804                   158,727
                                                                                 ----------------------   -----------------------
Net loss                                                                      $            (1,441,363)   $          (14,884,921)
                                                                              ===================================================

         Overview. For the three months ended December 31, 2010, we reported a net loss of $1,441,363, or $0.01 per basic and fully-diluted share, compared to a net loss of $14,884,921 or $0.02 per basic and fully-diluted share, for the corresponding three months of 2009. Discussions of individually significant period to period variances follow.

         Revenue, production taxes, and lease operating expenses. For the three months ended December 31, 2010, we recorded crude oil sales of $1,211,679 on 16,242 barrels of oil at an average price of $74.60, as compared to revenues of $963,693 on 14,484 barrels of oil at an average price of $67.01 per barrel in 2009. The year-to-year variance reflects a volume variance of $117,800 and a price variance of $123,400. The increased volume in 2010 reflects the positive results of repair and remediation work performed on non-productive wells following the bankruptcy filing and reaching agreement with our secured lender for the use of cash. Production taxes (including ad valorem and property taxes) of $149,295 in 2010 compared to $143,769 in 2009 remained constant at approximately 12.5% of crude oil sales revenues. Lease operating expenses increased to $545,150 ($33.56/bbl) in 2010 as compared to $411,150 ($28.39/bbl)
in 2009. The year to year variance reflects a volume variance of $(49,900) and a cost variance of $(84,100). The per barrel increase in 2010 compared to 2009 reflects costs incurred in the aforementioned repair and remediation work to increase production.

         Derivative losses. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. A loss on derivative activities of $6,809 consisting of realized losses was recorded for the three months ended December 31, 2009. The derivative contract expired in October 2009 and was not renewed.

         Depreciation, depletion, amortization and accretion. For the three months ended December 31, 2010, we reflected total depreciation, depletion, amortization and accretion of $382,328 comprised of $299,239 ($18.42/bbl) related to oil and gas properties, $39,439 related to other assets and accretion of the asset retirement obligation of $43,650. The comparable amounts for the 2009 period were $338,005 comprised of $252,368 ($17.42/bbl) related to oil and gas properties, $46,816 related to other assets and accretion of asset retirement obligation of $38,821. The year to year increase in DD&A per barrel reflects downward revisions to reserve estimates in 2010 compared to 2009.

         Reorganization items. The $418,804 of costs reflected as reorganization items in the three months ended December 31, 2010, include, those items of expense specifically related our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist primarily of $185,000 in reimbursable lender fees and $233,800 of professional fees to legal counsel for assistance with the filing process and the development of a reorganization plan. We expect these expenses to continue to be significant as we progress through the bankruptcy process.

         General and administrative expense. For the three months ended December 31, 2010, we reflected general and administrative expenses of $420,848 as compared to $568,716 for the corresponding three months ended December 31, 2009. Period to period comparisons and explanations of significant variances follow:

                                        Three Months Ended
                                           December 31,
----------------------------------- ---------------------------- -------------------------------------------------------------------
Expense Category                        2010          2009       Discussion
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Salaries, payroll taxes and                                      Decrease in 2010 reflects reduced staff count and pay cuts for
benefits                              $  184,467       $242,081  remaining employees following bankruptcy filing.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Consultants                               85,052         28,369  Increase in 2010 reflects costs associated with accounting, finance and land consultants to replacing employees.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Travel & entertainment                     1,424         10,244  Decrease in 2010 reflects utilization of communication technology instead of travel for Board of Director meetings.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
IT                                        19,289         17,970  2010 costs are comparable to 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Legal fees                                50,259        103,822  Dramatic decrease in 2010 reflects new management's efforts to curtail legal fees. 2009 amount includes cost to investigate strategies and filing of Bankruptcy.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Audit, SOX and tax compliance             24,771         12,250  Increase in 2010 reflects quarterly financial procedures and annual tax preparation services compared to 2009 that included only quarterly financial services.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Investor relations, shareholders           3,942          6,856  Decrease in 2010 reflects reduction in shareholder correspondence
meeting                                                          and mailings due to bankruptcy period.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Office rent, communication  &            132,518        129,084  2010 costs are comparable to 2009.
other office expenses
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Insurance                                 24,404         32,988  Decrease in 2010 reflects lower D&O premiums reflecting reduced coverage in 2010.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Stock based compensation                  21,667         84,066  Decrease in 2010 reflects completion of compensation related to vesting in stock options.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Director fees                             15,000         15,000  Decrease in 2010 reflects changes to director compensation arrangements following election of new slate of directors in
                                                                 September 2009.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
Field overhead recoveries              (141,945)      (114,013)  Increased recoveries in 2010 reflect higher number of producing wells following repair and remediation work carried out.
----------------------------------- ------------- -------------- -------------------------------------------------------------------
                         TOTAL G&A      $420,848       $568,717
----------------------------------- ------------- -------------- -------------------------------------------------------------------

         Interest expense and financing costs. For the three months ended December 31, 2010, we reflected interest expense and financing costs of $735,733 as compared to $699,271 for the corresponding three months ended December 31, 2009. The 2010 amount is comprised of interest accrued on the Note Payable issued in October 2007, as amended. The 2009 amount consists of $459,878 of interest on the Note Payable and $239,106 of deferred finance and discount amortization. The higher interest on Note Payable reflects the default interest rate (additional 2%) computed and compounded monthly since the occurrence of the event of default in October 2009.

Nine months ended December 31, 2010 Compared to Nine Months December 31, 2009.


         The following is a comparative summary of our results of operations:

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                        2010                      2009
                                                                        ----                      ----

Revenues:
Oil production (in barrels)                                                     50,609                    41,447
Net oil price (per barrel)                                      $              $ 69.89   $                 60.24
Oil sales                                                       $            3,536,968   $             2,498,376
Derivative gains (losses)                                                            -                 (357,582)
                                                                 ------------------------------------------------
Total revenues                                                               3,536,968                 2,140,794

Operating expenses:
Production taxes                                                               444,303                   338,547
Lease operating                                                              1,837,267                 1,088,163
Depreciation, depletion, amortization and accretion                          1,195,632                   987,742
Impairment of unproved properties                                                    -                13,525,642
Exploration                                                                     25,655                    15,173
General and administrative                                                   1,656,417                 2,066,226

                                                                 ------------------------------------------------
Total operating expenses                                                     5,159,274                18,021,493
                                                                 ------------------------------------------------

Loss from operations                                                       (1,622,306)              (15,880,699)
                                                                 ------------------------------------------------

Other income (expense):
Interest expense and financing costs                                       (1,682,787)               (3,021,648)
Interest and other income                                                       17,250                       731
                                                                 ------------------------------------------------
Total other income (expense)                                               (1,665,537)               (3,020,917)
                                                                 ------------------------------------------------

Loss before  reorganization items                                          (3,287,843)              (18,901,616)

Reorganization items                                                         1,138,340                   158,727
                                                                 ----------------------   -----------------------
Net loss                                                      $            (4,426,183)   $          (19,060,343)
                                                              ===================================================

         Overview. For the nine months ended December 31, 2010, we reported a net loss of $4,426,183 or $0.04 per basic and fully-diluted share, compared to a net loss of $19,060,343 or $0.14 per basic and fully-diluted share, for the corresponding nine months of 2009. Discussions of individually significant period to period variances follow.

         Revenue, production taxes, and lease operating expenses. For the nine months ended December 31, 2010, we recorded crude oil sales of $3,536,968 on 50,609 barrels of oil at an average price of $69.89, as compared to revenues of $2,498,376 on 41,477 of oil at an average price of $60.24per barrel in 2009. The year-to-year variance reflects a volume variance of $550,068 and a price variance of $488,524. The increased volume in 2010 reflects the positive results of repair and remediation work performed on non-productive wells following the bankruptcy filing and reaching agreement with our secured lender for the use of cash. Production taxes (including ad valorem and property taxes) of $444,303 in 2010 as compared to $338,547 in 2009 remained constant at approximately 12.6% of crude oil sales revenues. Lease operating expenses increased to $1,837,267 ($36.30/bbl) in 2010 as compared to $1,088,163 ($26.25/bbl) in 2009. The year to year variance reflects a volume variance of $(239,582) and a cost variance of $(509,522). The per barrel increase in 2010 compared to 2009 reflects costs incurred in the aforementioned repair and remediation work to increase production.

         Derivative losses. In connection with short term debt financing entered into in October 2007, we entered into a crude oil derivative contract with an unrelated counterparty to set a price floor of $63 per barrel for 75% of our estimated crude oil production for the next two years, and a price ceiling of $83.50 for 45% of the same level of production. A loss on derivative activities of $316,409 consisting of a realized gain of $95,113 and unrealized losses of $411,522 were recorded for the nine months ended December 31, 2009. The derivative contract expired in October 2009 and was not renewed.

         Depreciation, depletion, amortization and accretion. For the nine months ended December 31, 2010, we reflected total depreciation, depletion, amortization and accretion of $1,195,632 comprised of $944,112 ($18.66/bbl) related to oil and gas properties, $121,313 related to other assets and accretion of the asset retirement obligation of $130,207. The comparable amounts for the 2009 period were $987,742 comprised of $722,290 ($17.41/bbl) related to oil and gas properties, $145,973 related to other assets and accretion of asset retirement obligation of $119,480. The year to year increase in DD&A per barrel reflects downward revisions to reserve estimates in 2010 compared to 2009.

         Reorganization items. The $1,138,340 of costs reflected as reorganization items in the nine months ended December 31, 2010, include, those items of expense specifically related our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist primarily of $673,500 in reimbursable lender fees and $464,840 of professional fees to legal counsel for assistance with the filing process and the development of a reorganization plan. We expect these expenses to continue to be significant as we progress through the bankruptcy process.

         General and administrative expense. For the nine months ended December 31, 2010, we reflected general and administrative expenses of $1,656,417 as compared to $2,066,226 for the corresponding nine months ended December 31, 2009. Period to period comparisons and explanations of significant variances follow:


----------------------------------- ----------------------------- ------------------------------------------------------------------
                                     Nine Months Ended December
                                                31,
----------------------------------- -------------- -------------- ------------------------------------------------------------------

Expense Category                        2010           2009       Discussion
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Salaries, payroll taxes and                                       Decrease in 2010 reflects reduced staff count and pay cuts for
benefits                                 $606,794      $ 825,239  remaining employees following bankruptcy filing.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Consultants                               178,463         98,983  Increase in 2010 reflects costs associated with accounting and finance consultants to replace chief accounting officer and engineering consultants to review well files and identify
                                                                  production increase opportunities.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Travel & entertainment                     15,400         21,525  Decrease in 2010 reflects utilization of communication technology instead of travel for Board of Diretor meeting.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
IT                                         55,638         55,619  2010 costs are comparable to 2009.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Legal fees                                122,430        398,308  Decrease in 2010 reflects new management's efforts to curtail legal fees. 2009 amount includes cost to manage proxy and annual meeting process, not carried out in 2010.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Audit, SOX and tax compliance              70,053         96,430  Decrease in 2009 reflects lower level of activity to be reviewed by audit staff, coupled with increased efficiency in audit process in 4th year of audit, and lack of outside spending on SOX
                                                                  consultants in as compared to 2009.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Investor relations, shareholders            6,931         18,919  Decrease in 2010 reflects reduction in shareholder correspondence
meeting                                                           and mailings due to bankruptcy period.
----------------------------------- -------------- -------------- ------------------------------------------------------------------


Office rent, communication  &             357,652        346,538  2010 costs are comparable to 2009.
other office expenses
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Insurance                                  76,252        130,364  Decrease in 2010 reflects an $8,000 refund received from carrier on prior year general liability coverage, coupled with lower D&O premiums reflecting reduced coverage in 2010.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Stock based compensation                  167,132        262,529  Decrease in 2010 reflects completion of compensation related to vesting in stock options.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Director fees                              45,000        164,500  Decrease in 2010 reflects changes to director compensation arrangements following election of new slate of directors in
                                                                  September 2009.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Damages pursuant to pending claim         375,000              -  Increase in 2010 reflects an expense for a pending claim settle-
settlement                                                        ment of $375,000. This amount results from a dispute from a supplier that has negotiated and pending settlement by allowing the claim as a non-priority, unsecured claim in the bankcruptcy.
                                                                  The settlement is subject to approval by the bankruptcy court, which the Company has not yet requested.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
Field overhead recoveries               (420,328)      (352,728)  Increased recoveries in 2010 reflect a higher number of producing wells following repair and remediation work carried out.
----------------------------------- -------------- -------------- ------------------------------------------------------------------
                         TOTAL G&A     $1,656,417     $2,066,226
----------------------------------- -------------- -------------- ------------------------------------------------------------------

Interest expense and financing costs. For the nine months ended December 31, 2010, we reflected interest expense and financing costs of $1,682,787 as compared to $3,021,648 for the corresponding nine months ended December 31, 2009. The 2010 amount is comprised of interest accrued on the Notes Payable. The 2009 amount consists of $1,250,859 of interest on Notes Payable and $1,770,789 of deferred finance and discount amortization. The higher interest on Note Payable reflects the default interest rate (additional 2%) in effect since the occurrence of the event of default in October 2009.

Liquidity and Capital Resources

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2010 and 2009 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of $93.4 million for the period from inception (February 4, 2004) to December 31, 2010, have a working capital deficit of $12.8 million and have defaulted on our senior secured debt.

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

            On October 27, 2009, we raised $140,000 in cash through the issuance of convertible promissory notes to certain of our officers, directors and shareholders and used the funds to retain counsel to provide debtor advice and to provide working capital. The promissory notes matured on November 1, 2010 and bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. All obligations and payments due under the promissory notes are subordinate to the Company's senior debt. Principal and accrued interest was due on the maturity date. The promissory notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the promissory notes. The Company defaulted on these notes by failure to pay principal and accumulated interest when due.

         On October 28, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. We reached agreement with GasRock, and the Bankruptcy Court approved an order for use of cash collateral. Under the terms of the order we have been receiving the proceeds from crude oil sales and have been able to pay operating, and administrative costs in accordance with the approved cash collateral budget. This arrangement has enabled us to meet all allowable operating and administrative obligations and to build an operating cash reserve totaling $307,178 as of December 31, 2010.

         On January 28, 2011 the Company received debtor-in-possession financing ("DIP financing") pursuant to a credit agreement (the "DIP Credit Agreement") with a lender not related to the pre-petition credit facility provider. The DIP Credit Agreement provides for loan advances up to an aggregate of $14,700,000, and matures May 28, 2011 (120 days after closing date).. The proceeds of the loan were used to pay the allowed, secured claim for past due ad valorem property taxes, pay the allowed, secured claim of the current lender (see note
6) and fund $100,000 to be retained to the close the Bankruptcy Estate if no plan or reorganization is successful

         We continue to operate our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, and may pay all debts and honor all obligations arising in the ordinary course of its business after the Petition Date. However, the Company may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

         On February 16, 2011, the Bankruptcy Court issued an order approving a motion to sell substantially all assets of the Company for $20 million. No sale closing date has been set, at the time of this filing, and the Company anticipates that such sale will occur within the next 30 to 45 days. Proceeds from the sale will be used to repay the principal and accrued interest on the DIP financing loan, bankruptcy administration costs and creditors.


         The following is a summary of Rancher Energy's comparative cash flows:

                                                                      For the Nine Months Ended
                                                                             December 31,
                                                                -----------------------------------------
                                                                              2010                2009
                                                                --------------------- -------------------

         Cash flows from (used for):
                                                                         $ 119,650          $(793,140)
         Operating activities, including reorganization items
                                                                           184,757
         Investing activities                                                                    6,955
                                                                                 -
         Financing activities                                                                   41,880

         Positive cash flows from operating activities in 2010 reflects general and administrative as discussed above, coupled with stay on interest payments during the bankruptcy process.

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

Critical Accounting Policies and Estimates

         Critical  accounting  policies and  estimates  are provided in Part II,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, to the Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Additional footnote disclosures are provided in Notes to Consolidated Financial Statements in Part I, Financial Information, Item 1, Financial Statements to this Quarterly Report on Form 10-Q for the three months ended December 31, 2010.

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

Disclosure Controls and Procedures

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion by our Chief Executive Office is the identification of the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2010 and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

         We did not adequately segregate the duties of different personnel within our Accounting Department due to an insufficient complement of staff and inadequate management oversight.

         We have limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting. Specifically, the Chief Accounting Officer resigned during the current fiscal year resulting in the creation and review of journal entries and note disclosures without adequate independent review and authorization. This control deficiency is pervasive in nature and impacts all significant accounts. This control deficiency also affects the financial reporting process including financial statement preparation and the related note disclosures.

Changes in Internal Control over Financial Reporting

         There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

         On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). The Bankruptcy proceedings are discussed in further detail in Part 1 of this filing.

         On February 12, 2010, the Company filed an adversary proceeding in the Bankruptcy Court against GasRock Capital LLC, Case No. 10-01173-MER. The complaint seeks to recover the 10% NPI conveyed to GasRock in connection with the Eighth Amendment to the Term Credit Agreement and the additional 1% ORRI conveyed to the Lender in October 2008 in connection with an extension of the short term note. The primary basis of the complaint is that the Lender gave less than fair equivalent value for the conveyances at a time when the Company was insolvent, or when the conveyances left the Company with insufficient capital. In other words, the Company has claimed that the value of the conveyances was in excess of a reasonable fee for the extensions, and, as a result, the conveyances were "constructively fraudulent" under both applicable Bankruptcy law and the Uniform Fraudulent Transfers Act. In addition, the Company has challenged the conveyance of the NPI and the 1% ORRI, together with the original 2% ORRI conveyed to Lender when its loan was first made, on the grounds that they should be recharacterized as security interests and not outright transfers of title. The Company has also claimed that the conveyances rendered the Loan usurious under Texas law. Further, the Company has sought to have the NPI and 1% ORRI avoided as preferences under Sections 547 of the Bankruptcy Code and to equitably subordinate the Lender's claim. Although the Company believes its claims are well-taken, the Company expects the Lender to vigorously defend against the complaint, and no assurance can be given that the Company will be successful in whole or in part. On October 21, 2010, the Court issued an order dismissing three of nine claims made in the adversary action regarding recharacterization. The Company plans to pursue the remaining claims and may move to have the Bankruptcy Court reconsider the dismissal of the recharacterization claims.

         See also Note 8 - Contingencies, of Part 1 - Financial Information, of this quarterly filing for a description of threatened litigation Item 1A. Risk Factors Not applicable to smaller reporting companies.

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

                                         RANCHER ENERGY CORP., Registrant

Dated:  February 18, 2011                By: /s/ Jon C. Nicolaysen
                                             -----------------------------------
                                             Jon C. Nicolaysen, President, Chief
                                             Executive Officer, and Acting Chief
                                             Accounting Officer