Form 10-K
period 2011-03-31
RANCHER ENERGY CORP.
filed 2011-07-14
CIK 1287900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2011

                                     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _____________


                        Commission file number: 000-51425

                               RANCHER ENERGY CORP
                               -------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                        98-0422451
----------------------------------                   ------------------------
 State or other jurisdiction of                          I.R.S. Employer
  incorporation or organization                        Identification No.

                  999 18th Street, Suite 2700, Denver, CO 80202
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (303) 629-1125

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                               Name of each exchange
       registered                                     on which registered
---------------------------                        ------------------------
       Not Applicable                                   Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                ----------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer     [___]          Accelerated filer              [___]

Non-accelerated filer       [___]          Smaller reporting company      [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended September 30, 2010 was $2,072,274.

The number of shares outstanding of the registrant's common stock as of July 11, 2011 was 119,316,723.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.      Business
ITEM 1A.     Risk Factors
ITEM 1B.     Unresolved Staff Comments
ITEM 2.      Properties
ITEM 3.      Legal Proceedings
ITEM 4.      Removed and Reserved

                          PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.      Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.      Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A(T).  Controls and Procedures
ITEM 9B.     Other Information

                                       PART III

ITEM 10.     Directors, Executive Officers, and Corporate Governance
ITEM 11.     Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence
ITEM 14.     Principal Accounting Fees and Services

                                       PART IV

ITEM 15.     Exhibits, Financial Statement Schedules
SIGNATURES

Note about Forward-Looking Statements

This From 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "Rancher," "we," "our," "us" or the "Company" are to Rancher Energy Corp.

HISTORY OF RANCHER ENERGY CORP.

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

         From January 2007 through March 2011, we operated four fields in the Powder River Basin, Wyoming, which is located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, are the South Glenrock B Field, the Big Muddy Field, the Cole Creek South Field and the South Glenrock A Field. All four fields currently produce some oil and reservoir engineering studies indicate significant volumes of crude oil could be recovered through the use of secondary and tertiary recovery techniques. Effective March 1, 2011, we sold all of our interest in the four fields to Linc Energy Petroleum (Wyoming), Inc. as part of the Chapter 11 Bankruptcy proceeding discussed below.

         Rancher's main emphasis going forward will be to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties.

COMPANY OVERVIEW

         General
         -------

         Our headquarters office is located in Denver, Colorado where we employ three persons, including one executive officer.

          Incorporation, Organization and Management
          ------------------------------------------


         We were incorporated on February 4, 2004, as Metalex Resources, Inc., in the State of Nevada. Prior to April 2006, we were engaged in the exploration of a gold prospect in British Columbia, Canada. Metalex found no commercially exploitable deposits or reserves of gold. During April 2006, our stockholders voted to change our name to Rancher Energy Corp.

         Chapter 11 Reorganization
         -------------------------

         On October 15, 2009, a Note Payable (the "Note") issued by the Company to GasRock Capital LLC ("GasRock" or the "Lender") in October 2007 became due and payable. We were unable to pay the amount due of approximately $10.2 million, and we were unsuccessful in reaching agreement with GasRock to extend the term or otherwise modify the terms of the Note. On October 16, 2009, GasRock notified us of the existence of an event of default and of their intention to foreclose on the assets that secured the Note. On October 21, 2009, GasRock gave instructions to our bank to transfer all funds held in our operating account to GasRock, leaving us without funds to conduct operations, pay staff or generally operate our business. On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code").

         As a result of the Chapter 11 filing we continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan. In November 2009, the Court approved an interim order for our Use of Cash Collateral. The interim order for continued Use of Cash Collateral has since been extended by the Court on several occasions. As of the date of filing this annual report, we continue to use cash collateral under the authority of the Court, until such time as the Company is dismissed from bankruptcy proceedings.

            On January 26, 2011, the Court granted the Company's Motion to Approve Debtor-In-Possession Secured Financing from Linc Energy Petroleum (Wyoming), Inc. ("Linc Energy."). On January 28, 2011, the financing with Linc Energy was closed and distributed to the Company.

            The Debtor-In-Possession Financing provided for the following:

     - Authorizing the Company to borrow up to a maximum of $14,700,000 from Linc Energy, for the limited purposes of: (a) paying the GasRock Capital, LLC debt ("GasRock Debt") in the amount of $13,653,698, in full; (b) holding the Carve-Out Amount ($100,000 to be used to pay actual administrative expenses) in the Carve-Out Account until the close of the Sale; (c) paying pre-petition ad valorem taxes with respect to Real Property located in Wyoming; (d) funding the Escrow Amount into an interest bearing account to be maintained and disbursed pursuant to the terms and conditions of the Escrow Agreement; and (e) other purposes with the prior written consent of Lender, in its sole and absolute discretion.

     - In exchange for such funds, the Company granted to Linc Energy valid and perfected first priority security interests in and liens on all of Rancher's assets ("the Collateral"), which Collateral includes but is not limited to (a) Rancher's interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of Rancher, except for the Carve-Out Amount.

            On February 24, 2011, the Court granted the Company's Motion For Order Authorizing (I) Sale of Substantially All of the Debtor's Assets; and (II)

Assumption and Assignment of Certain Executory Contracts and Unexpired Leases pursuant to an Asset Purchase Agreement with Linc Energy, dated as of December 20, 2010.

         On March 15, 2011, effective as of March 1, 2011, the Company closed on the sale of substantially all of its assets pursuant to the Asset and Purchase Agreement with Linc Energy. In exchange for cash of $20 million plus other potential future consideration up to $825,000, and subject to other adjustments as specified in the Asset Purchase Agreement, the Company sold all right, title and interest in and to substantially all operating assets, properties, rights and business of every kind, character and description, to the extent owned, held or primarily used in the conduct of the Company's business. Funds from the sale of assets were primarily used to pay outstanding principal and accrued interest on a Debtor-In-Possession Loan.

            Following the closing of the sale, the Company began the process of developing and confirming its proposed plan of reorganization and pay creditors pursuant thereto, and therefore the amount of cash immediately following closing does not represent the amount of cash that the Company anticipates having following payment of its creditors, administrative expenses and other items.

Business Strategy

         Emergence From Bankruptcy
         -------------------------

         As discussed above, we are evaluating strategic operations alternatives in an effort to develop a plan of reorganization that will satisfy the requirements of the Court and enable us to meet our pre-petition obligations and ultimately to emerge from Bankruptcy. There is no certainty that we will be successful in completing a plan of reorganization that it will be confirmed by the Court. If we are not successful in presenting a plan of reorganization within the prescribed time or if any such plan of reorganization is not confirmed by the Court, any party in interest may file a plan of reorganization for us or move to have the case converted to a case under Chapter 7.

         New Prospect Criteria
         ---------------------

         The Company will consider the following criteria when evaluating whether to acquire an oil and gas prospect:

     1)   proximity to existing production;
     2)   depth of existing production;
     3)   location in a known producing region;
     4)   whether there is well control data from nearby drill sites;
     5)   geologic evaluations by local geologists of production potential;
     6)   reasonable cost of acquisition;
     7)   term of lease and drilling commitment, if any; and
     8)   reasonable drilling cost estimates.

COMPETITION, MARKETS, REGULATION AND TAXATION

         Competition
         -----------

         There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the companies and individuals so engaged have substantially financial resources than Rancher does.

         Markets
         -------

         The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the Company's control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond the Company's control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

         There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company's gas production, there is no assurance that Rancher will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

         Effect of Changing Industry Conditions on Drilling Activity
         -----------------------------------------------------------

         Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. Rancher cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on its ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Federal and State Regulations

         Governmental Regulation and Environmental Consideration
         -------------------------------------------------------

         Numerous Federal and state laws and regulations govern the oil and gas industry. These laws and regulations are often changed in response to changes in the political or economic environment. Compliance with this evolving regulatory burden is often difficult and costly and substantial penalties may be incurred for noncompliance. The following section describes some specific laws and regulations that may affect us. We cannot predict the impact of these or future legislative or regulatory initiatives Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

         The above paragraphs only give a brief overview of potential state and federal regulations. Because the Company has only acquired specific properties, and because of the wide range of activities in which Rancher may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on the Company.

         Bankruptcy Proceedings
         ----------------------

         Since filing a voluntary petition for relief in the United States Bankruptcy Court on October 28, 2009, we have operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the Bankruptcy Court.

         Environmental Laws and Regulations
         ----------------------------------

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

         Rancher's operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date the Company's compliance with these regulations has had no material effect on its operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. The Company is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

         Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

         All of Rancher operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. Rancher may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

         It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, the Company's activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

         Crude Oil and Natural Gas Liquids Price and Allocation Regulation
         -----------------------------------------------------------------

         Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by Rancher will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

         Proposed Legislation
         --------------------

         A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have. However, President Clinton's establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas of the Rocky Mountain West.

         Title to Properties
         -------------------

         As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, Rancher will conduct a title examination and attempt extremely significant defects before proceeding with operations or the acquisition of proved properties, as it may deem appropriate.

         Government Contracts
         --------------------

         The Company has no government contracts.

         Number of Persons Employed
         --------------------------

         As of March 31, 2011, Rancher had 3 employees. Directors work on an as needed basis.


ITEM 1A.  RISK FACTORS

                           FORWARD LOOKING STATEMENTS

         This document includes forward-looking statements, including, without limitation, statements relating to Rancher plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Rancher actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Rancher to implement its business strategy; ability to obtain additional financing; Rancher limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this registration statement or in other of Rancher filings with the Securities and Exchange Commission. Rancher is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  Risk Factors

Our pending bankruptcy raises questions as to our ability to continue as a going concern and may limit our ability to borrow additional funds, issue equity or capitalize on acquisition or other business opportunities and preserve the value of our equity.

         On October 28, 2009, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Our bankruptcy filing was made after defaulting on the terms of our senior secured debt and being notified by the lender of their intention to foreclose on the assets held as collateral for the debt.

         As of March 31, 2011, and as of the filing of this annual report, we continued to operate as a debtor-in-possession in the Chapter 11 case. We are in the process of developing a plan of reorganization to resolve pre-petition obligations; however, there is no assurance that any such plan of reorganization will ultimately be confirmed and become effective, nor is there any assurance that the ultimate terms of our exit from bankruptcy will preserve the rights of our existing equity holders in whole or at all. Accordingly, our equity holders continue to be subject to a risk that we will not be able to successfully emerge from bankruptcy or that rights of the equity holders will be diminished substantially or eliminated entirely.

         Presently our only source of cash to pay for operating activities and overhead is proceeds from the sale of Rancher's assets, interest earned on our cash, and monthly proceeds from Merit Energy. Under a litigation agreement with Linc Energy entered into as part of the sale to Linc Energy, the Company is entitled to reimbursement for some legal fees incurred in ongoing litigation with GasRock concerning the prepetition conveyance of certain oil and gas interests to GasRock. At the same time, GasRock has asserted a claim against the Company for its litigation fees.

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

Our status as debtor-in-possession may adversely affect our ability to find and develop reserves.

         There is no assurance that we will be able to secure financing on acceptable terms, or that we will be able to successfully operate following the Chapter 11 case, any of which could result in a total loss to our Company and our shareholders. While in Chapter 11, the Company is unable to obtain any financing, without the Court's approval and potential financers or acquisition possibilities, may be unwilling to wait the amount time needed for the Company to obtain that approval.

If a plan of reorganization is not approved by the Court, we could be forced to sell our remaining assets and liquidate the company.

          If we are not successful in presenting a plan of reorganization within the prescribed time or if any such plan of reorganization is not confirmed by the court, any party in interest may file a plan of reorganization for us, which could result in the forced sale of our remaining assets and liquidation of the Company to satisfy our pre-petition obligations.

We have incurred losses from operations in the past and expect to do so in the future.
         We have never been profitable. We incurred net losses of $674,059 and $20,261,262 for the fiscal years ended March 31, 2011 and 2010, respectively. We do not expect to be profitable during the fiscal year ending March 31, 2012. Our acquisition and development of prospects will require substantial additional capital expenditures in the future. The uncertainty and factors described throughout this section may impede our ability to economically acquire, develop, and exploit oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The Company will need additional financing for which Rancher has no commitments, and this may jeopardize execution of the Company's business plan.

         Rancher has limited funds, and such funds may not be adequate to carry a business plan in the energy industry. The Company's ultimate success depends upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines the exact need for additional financing and what amounts, if any, may be needed. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company and/or Bankruptcy Court. If not available, Rancher operations will be limited to those that can be financed with its modest capital.

Rancher is not diversified and it will be dependent on only one business.

         Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. Rancher probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the energy industry and therefore increase the risks associated with the Company's operations due to lack of diversification.

Our failure to maintain effective internal control over financial reporting may not allow us to accurately report our financial results, which could cause our financial statements to become materially misleading and adversely affect the trading price of our stock.

         In our annual reports on Form 10-K for the fiscal years ended March 31, 2011 and 2010, we reported the determination of our management that we had a material weakness in our internal control over financial reporting. The determination was made by management that we did not adequately segregate duties of different personnel in our accounting department due to an insufficient complement of staff and inadequate management oversight. While we have made progress in remediating the weakness, we have not completely remediated it, primarily due to limited resources to add experienced staff. Until we obtain sufficient financing we will not be able to correct the material weakness in our internal control over financial reporting, and our business could be harmed and the stock price of our common stock could be adversely affected.

                 RISK FACTORS RELATING TO THE COMPANY'S BUSINESS

Rancher business, the oil and gas business, has numerous risks which could render the Company unsuccessful.

         The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance the Company will find or produce oil or gas from any of the undeveloped acreage farmed out to Rancher or which may be acquired by the Company, nor are there any assurances that if Rancher ever obtains any production it will be profitable. (See "Business and Properties")

Competition in the oil and gas industry is intense, which may adversely affect our ability to succeed.

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

Rancher will be subject to all of the market forces in the energy business, many of which could pose a significant risk to the Company's operations.

         The marketing of natural gas and oil which may be produced by the Company's prospects will be affected by a number of factors beyond the Company's control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect the Company's profitability of oil and gas activities.

         There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company's gas production, there is assurance that Rancher will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines, the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers. (See "Our Business and Competition, Markets, Regulation and Taxation.")

Rancher business is subject to significant weather interruptions.

         The Company's activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect its ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

Rancher will require significant financing to fund any future activities.

         If Rancher finds oil and gas reserves to exist on a prospect it will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, the Company will need substantial additional funds for continued development. There is no assurance that the Company will be successful in obtaining any financing. These various financing alternatives may dilute the interest of Rancher shareholders and/or reduce the Company's interest in the properties.

The Company is subject to Federal Income Tax laws and changes therein which could adversely impact us.

         Federal income tax laws are of particular significance to the oil and gas industry in which the Company intends to engage. Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a material adverse effect on Rancher future operations and on its ability to obtain risk capital which Rancher's industry has traditionally attracted from taxpayers in high tax brackets.

Rancher is subject to substantial government regulation in the energy industry which could adversely impact the Company.

         The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect Rancher earnings potential and cause material changes in the in the Company's proposed business. Rancher cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on the Company. Such regulations may have a significant effect on the Company's operating results.

         Government Regulations: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on the Company's operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop the Company's prospects.

         Nature of Rancher's Business: Rancher business is highly speculative, involves the commitment of high-risk capital, and exposes the Company to potentially substantial losses. In addition, the Company will be in direct competition with other organizations which are significantly better financed than Rancher.

         General Economic and Other Conditions: The Company's business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

Rancher will experience substantial competition for supplies in the energy industry.

         The Company will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than the Company does. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on the Company.

Rancher will be subject to many factors beyond the Company's control.

         The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside the Company's control. These factors include general economic conditions, proximities to pipelines, oil import quotas, supply and price of other fuels and the regulation of transportation by federal and state governmental authorities.

The Company anticipates substantial competition in its effort to explore oil and gas properties and may have difficulty in putting together drilling participants and getting prospects drilled and explored. Established companies have an advantage over Rancher because of substantially greater resources to devote to property acquisition and to obtain drilling rigs, equipment and personnel. If the Company is unable to compete for capital, participation and drilling rigs, equipment and personnel, Rancher business will be adversely affected.

The Company has agreed to indemnification of officers and directors as is provided by Nevada Statute.

         Nevada Statutes provide for the indemnification of the Company's directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on Rancher's behalf. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay Rancher therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it may be unable to recoup.

Rancher directors' liability to the Company and shareholders is limited

         Nevada Corporate Statutes exclude personal liability of the Company's directors and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, Rancher will have a much more limited right of action against its directors than otherwise might be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

Rancher may depend upon outside advisors

         To supplement the business experience of the Company's officers and directors, Rancher may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company's Board, will make the selection of any such advisors. Furthermore, the Company anticipates that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to Rancher.

                        RISK FACTORS RELATED TO OUR STOCK

We are operating as a debtor-in possession under the authorization of the U.S. Bankruptcy Court and provisions of the U.S. Bankruptcy Code.

         Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization and the final resolution of the objections to claims and of the adversary proceeding against GasRock. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy case to shareholders or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities.

The regulation of "penny stocks" by SEC and FINRA may discourage the tradability of the Company's securities.

         Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are likely not available to us. Based on the recent trading prices of our common stock, we are considered a penny stock and it is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

         For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve an investor's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a customer's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the customer and make a reasonable determination that the transactions in penny stocks are suitable for that customer and that they have sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Disclosure also has to be made about (a) the risks of investing in penny stock in both public offerings and in secondary trading; (b) commissions payable to both the broker-dealer and the registered representative; (c) current quotations for the securities; and (d) the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         Because of these regulations, broker-dealers may not wish to engage in the above-referenced required paperwork and disclosures. In addition, they may encounter difficulties when attempting to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market. These additional sales practices and disclosure requirements may impede the sale of our securities and the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be considered subject to such penny stock rules for the foreseeable future, and our shareholders may, as a result, find it difficult to sell their securities.

Rancher will pay no foreseeable dividends in the future.

         Rancher has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

The Company may in the future issue more shares which could cause a loss of control by its present management and current stockholders.

         Rancher may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace the Company's management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of Rancher by its current shareholders, which could present significant risks to investors.

Rule 144 sales in the future may have a depressive effect on Rancher stock price.

         All of the  outstanding  shares of common  stock held by the  Company's present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We have registered the outstanding shares held by our officers, directors and affiliates, these individuals will be able to sell their shares, if a public market for our stock develops. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, can sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Rancher stock is thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

         Our common stock is thinly-traded on the OTC Pink, or the OTC's speculative trading marketplace. The OTC Pink typically offers less liquidity that other trading markets, meaning that the number of persons interested in purchasing the Company's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Rancher or purchase or recommend the purchase of any of our common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the our common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the stock price. Rancher cannot give you any assurance that a broader or more active public trading market for the Company's common stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares in the Company.

There are risks associated with forward-looking statements made by us and actual results may differ.

         Some of the information in this Annual Report contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by the use of forward-looking words such as "may", "will", "expect", "anticipate", "believe", "estimate", and "continue", or similar words. Statements that contain these words should be read carefully because they:

     o    discuss our future expectations;
     o contain projections of our future results of operations or of our financial condition; and
     o    state other "forward-looking" information.

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

         In our annual reports on Form 10-K for the fiscal years ended March 31, 2011 and 2010, we reported the determination of our management that we had a material weakness in our internal control over financial reporting. The determination was made by management that we did not adequately segregate duties of different personnel in our accounting department due to an insufficient complement of staff and inadequate management oversight. While we have made progress in remediating the weakness, we have not completely remediated it, primarily due to limited resources to add experienced staff. Until we obtain sufficient financing we will not be able to correct the material weakness in our internal control over financial reporting, and our business could be harmed and the stock price of our common stock could be adversely affected.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

         Not Applicable.


ITEM 2.  PROPERTIES

         Rancher Energy Corp. is located at 999 18th Street, Suite 2700, Denver, Colorado 80202. In March 2011, we entered into a lease for three offices for a period of 1 year.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

(a)         Real Estate.                                None.
(b)         Title to properties.                        None.
(c)         Oil and Gas Prospects.                      None.
(d)         Patents.                                    None.

         Rancher does not own any property, real or otherwise.


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

         In addition, the Company has challenged the conveyance of the NPI and the 1% ORRI, together with the original 2% ORRI conveyed to Lender when its loan was first made, on the grounds that they should be recharacterized as security interests and not outright transfers of title. The Bankruptcy Court has granted GasRock's motion to dismiss these claims. The Company has also claimed that the conveyances rendered the Loan usurious under Texas law. Further, the Company has sought to have the NPI and 1% ORRI avoided as preferences under ss. 547 of the Bankruptcy Code and to equitably subordinate the Lender's claim. Although the

Company believes its claims are well-taken, the Lender is vigorously defending against the complaint, and no assurance can be given that the Company will be successful in whole or in part.

In a letter dated February 18, 2009, sent to each of our then Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in our private placement offering commenced in late 2006 alleged that securities laws were violated in that offering. In April 2009, we entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. In February 2009, our Board of Directors established a Special Committee of the Board (the "Special Committee") to investigate the allegations. Following the completion of the investigation, the Special Committee recommended no action be taken. We deny the allegations and believe they are without merit. The claimants have filed Proof of Claims with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations. The Company objected to the claims and asked the Bankruptcy Court to subordinate the claims to the level of equity. In June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims. We cannot predict the possible outcome of any further objection to these claims, or estimate a range of possible losses, if any, that could result in the event of an adverse judgment.

ITEM 4.  REMOVED AND RESERVED.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

         Our Common Stock is quoted on the OTC Bulletin Board and traded under the symbol "RNCH" prior to our filing for protection under the U.S. Bankruptcy Code, our stock has been trading under the symbol "RNCHQ" since October 28, 2009. For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock as reported by the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

        Fiscal Year 2011             High Bid        Low Bid
-----------------------------------------------------------------
First Quarter                      $       0.035  $       0.028
Second Quarter                     $       0.027  $       0.011
Third Quarter                      $        0.02  $       0.009
Fourth Quarter                     $       0.065  $       0.009

        Fiscal Year 2010
First Quarter                      $       0.044  $       0.012
Second Quarter                     $       0.065  $       0.023
Third Quarter                      $        0.09  $        0.01
Fourth Quarter                     $        0.04  $       0.006

Holders

         There were approximately 185 holders of record of Rancher common stock as of March 31, 2011. This does not include any beneficial owners for whom shares may be held in "nominee" or "street name."

Dividend Policy

         Holders of Rancher common stock are entitled to receive such dividends as may be declared by Rancher board of directors. The Company has not declared or paid any dividends on Rancher common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

         During the year ended March 31, 2011, we did not issue any securities.

         During the year ended March 31, 2010, we issued the following securities:

         On October 27, 2009, under the provisions Management Retention Agreements with each of our four directors, we granted each director an option to purchase 2,500,000 shares of our common stock at a price of $0.035 per share. These options vest 10% on the date of grant and 90% upon the earliest to occur of the following:

          1.   November 1, 2010;
          2.   the   confirmation   by  the  Bankruptcy   Court  of  a  plan  of
               reorganization;
          3. the dismissal from Chapter 11 Bankruptcy with the approval of the Court;
          4. an event of a merger, consolidation, sale of assets or other transaction which results in the holders of the Company's common stock immediately before such transaction owning less that 50% of the stock outstanding immediately after the transaction;
          5.   any other forms of change of control;
          6.   a voluntary termination for good reason.

         The foregoing transaction was made pursuant to Section 4(2) of the Securities Act.

         Pursuant  to our 2006 Stock  Incentive  Plan (the 2006 Stock  Incentive
         Plan), we have granted options to purchase shares of the Company's common stock to directors, officers, employees and consultants. As of March 31, 2011, the following options were outstanding:


                                             Number of      Exercise
          Date              Granted To        Options         Price                Vesting                  Term
          ----              ----------        -------         -----                -------                  ----

     April 10, 2007         Employees         31,000          $ 1.18      33.3% on 1st , 2nd and 3rd         "
                                                                           anniversaries of grant;
     April 10, 2007         Consultant        25,000          $ 1.64      50% at 8/31/07 and 50% at          "
                                                                                  2/29/08;
                                                                          10% at date of grant, 90%
                                                                            upon the earliest of
                                                                             November 1, 2010 or
    October 27, 2009        Employees         385,000        $ 0.035      change of control or             5 years
                                                                               emergence from
    October 27, 2009        Consultant       1,000,000       $ 0.035       bankruptcy, of change of
                                                                                   control.
                                          ---------------                 10% at date of grant, 90%
                                             1,441,000                      upon the earliest of
                                          ================                   November 1, 2010 or
                                                                               emergence from
                                                                           bankruptcy, or change of        5 years
                                                                                   control.


         The options granted to officers and employees are subject to early termination of the individual's employment with us. The foregoing transactions were made pursuant to Section 4(2) of the Securities Act.

         As of March 31, 2011, options for 8,559,000 shares remain available for issuance under the 2006 Stock Incentive Plan.

Issuer Purchases of Equity Securities

         Rancher did not repurchase any shares of its common stock during the year ended March 31, 2011.


ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Organization

         We are an independent energy company that explores for and develops, produces, and markets oil and gas in North America. Through March 2011, we operated four oil fields in the Powder River Basin, Wyoming. Since October 28, 2009 we have been operating as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. See "Proceedings Under Chapter 11" below.

         Effective March 1, 2011, we sold all of our oil and gas properties, which has allowed us to eliminate the majority of our debt and also provide financial resources during our continuing reorganization.

         The following summarizes our goals and objectives for the next twelve months:

     o Minimize our operating and administrative expenses while we are reorganizing;
     o Successfully emerge from bankruptcy under the provisions of an approved plan of reorganization; and
     o Pursue and analyze oil and gas related opportunities for us, should we successfully emerge from bankruptcy.

Proceedings under Chapter 11
----------------------------

         We acquired our oilfields in late 2006 and early 2007 with the intention of significantly increasing crude oil production through an enhanced oil recovery (EOR) project utilizing modern CO2 injection techniques. The planned EOR project required a significant amount of capital to carry out. In October 2007, we borrowed $12.24 million from GasRock Capital LLC (GasRock), an investment bank, to serve as a "bridge loan" to enable us to complete plans for the EOR project while we sought a larger, longer-term source of capital to conduct the project. At least partially due to the severe disruptions in credit and financial markets, coupled with extreme volatility in crude oil prices, we were not successful in raising the capital to repay the bridge loan and commence the project. Following a series of amendments to the GasRock loan agreement and extensions of the maturity date, we were unable to repay the loan on the amended due date of October 15, 2009. On October 16, 2009, GasRock notified us the failure to repay the loan constituted an event of default and notified us of its intention to foreclose on the assets pledged as collateral for the loan. GasRock instructed our bank to transfer all cash we had on deposit to GasRock, leaving us without funds to operate the oilfields or pay overhead.

         On October 28, 2009 (the "Petition Date"), we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Colorado (the "Court") (Case number 09-32943). We continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan.

         In November 2009, the Court granted our motion for interim use of cash collateral. We immediately took steps to reduce operating costs and overhead, including salary cuts of 10% - 20% for employees and the rejection of the office lease for our corporate headquarters. In addition, we implemented a program of repair and remediation on a number wells that had become non-producing, resulting in a 25% increase in daily crude oil production as compared to pre-petition production levels.

         On October 15, 2010, the Company filed its proposed Debtor's Plan of Reorganization ("Proposed Plan of Reorganization") with the Court. A proposed Disclosure Statement was filed simultaneously with the Proposed Plan of Reorganization.

         On December 13, 2010, the Company filed its First Amended Proposed Plan of Reorganization and Disclosure Statement for the amended Plan with the Court. The Disclosure Statement must be first approved by the Court before it may be sent to creditors, along with the Proposed Plan of Reorganization, for approval. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization is subject to further amendment. As of the filing date of this report, the Court has not scheduled a hearing on the Proposed Plan of Reorganization.

         On December 15, 2010, the Company filed a motion with the Court to approve financing from a party not affiliated with its present lender, GasRock. This proposed financing was to repay GasRock in full and to pay certain past due ad valorem taxes. On January 26, 2011, the Court granted the Company's motion and approved the new debtor-in-possession secured financing ("DIP

Financing"). Under the DIP Financing, Linc Energy Petroleum (Wyoming), Inc. ("Linc Energy"), would lend the Company up to a maximum of $14,700,000 for specified purposes, including repayment of amounts due to GasRock. In consideration for the DIP Financing, the Company would grant Linc Energy valid and perfected first priority security interests in, and liens on, all of the Company's assets (the "Collateral"), which includes, but is not limited to, (a) the Company's interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of the Company, except for the Carve-Out Amount, as defined.

         On January 28, 2011, the terms of the DIP Financing were executed as part of a debtor-in-possession credit agreement (the "DIP Credit Agreement") and the Company received loan proceeds of just over $14 million, which were used as follows:

     o To pay the allowed, secured claim for past due ad valorem property taxes in the amount of $532,000;
     o To pay the secured claim of the then current Lender, GasRock Capital, in the amount of $13,653,698, which represented principal outstanding, unpaid interest, and all fees and expenses allowed per the terms of the credit agreement with GasRock;
     o To fund an escrow account established per the Order issued by the Bankruptcy Court granting the motion to approve debtor-in-possession secured financing. The escrow account was established with the Company, prior lender, and current lender as parties until the Bankruptcy Court enters a final order regarding certain fees and costs claimed by the prior lender; and
     o The remaining balance was used to fund certain fees and expenses associated with the DIP Financing, totaling $186,235.

         On December 20, 2010, the Company filed a motion to approve the sale of substantially all of its assets to Linc Energy for the price of approximately $20.0 million. On February 16, 2011, the Bankruptcy Court issued an order approving the motion to sell substantially all of the Company's assets. The closing of this sales transaction occurred March 14, 2011, with an effective sale date of March 1, 2011. As a result of this sale, the Company recognized a gain of over $4,807,000.

         Immediately following this sales transaction, we vacated our office space and abandoned leasehold improvements with carrying costs of $102,000.

         On January 24, 2011, we filed an omnibus objection to the claims for securities violations and rescission asserted by a shareholder group. The claimants filed a response, and the Bankruptcy Court set a hearing for March 18, 2011 on whether the claimants were subject to subordination. A hearing occurred on March 18, 2011 and the Bankruptcy Court entered a schedule for the Company and the claimants to brief the disputed legal issues, which concluded April 15, 2011. In June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims.

         In February 2011, we filed objections to three proof of claims that had been filed with the Bankruptcy Court. Hearings have been scheduled for two of these claims (May 24, 2011and September 29, 2011), and as of the date of the filing of this report no hearing has been scheduled for the third claim.

Results of Operations

         With the sale of substantially all of the Company's assets in March, 2011, the discussion regarding the Company's results of operations are presented as follows:

     o A discussion of the results of the Company's continuing operations for the year ended March 31, 2011 as compared to the year ended March 31, 2010; and

     o A discussion of the results of the Company's discontinued operations for the year ended March 31, 2011 as compared to the year ended March 31, 2010.

         The Company's results of operations for the year ended March 31, 2011 as compared to the year ended March 31, 2010 should be read in conjunction with our Financial Statements and the Notes to Financial Statements included in this report.

         Results of Continuing  Operations  for the year ended March 31, 2011 as
         -----------------------------------------------------------------------
compared to the year ended March 31, 2010
-----------------------------------------

         Overview. With respect to our continuing operations, for the year ended March 31, 2011, we reported a net loss of ($3,069,191), or ($0.03) per basic and fully-diluted share, compared to a net loss of ($2,800,422), or ($0.02) per basic and fully-diluted share, for year ended March 31, 2010. Discussions of individually significant year-over-year variances follow.

         Revenues. The Company had no revenues from continuing operations in 2011 or 2010.

         General and administrative expenses. General and administrative expenses for 2011 were $1,508,635, compared to $2,350,348 for 2010. The decrease of $841,713 was primarily attributable to decreases in employee overhead costs, legal and insurance expenses, and directors' fees.

         Interest expense. Interest expense from continuing operations reflects interest incurred on unsecured, convertible promissory notes that were not associated with the Company's assets sold. Interest expense was $16,312 and $7,513 for 2011 and 2010, respectively. These notes originated in October 2009, therefore 2011 reflects interest expense for the entire year, while 2010 includes interest expense for only a portion of the year. Additionally, the interest rate on these loans for 2011 is higher than 2010 due to interest accruing at the default interest rate since November, 2010.

         Abandonment of leasehold improvements. On March 31, 2011, following the sale of substantially all of our assets, we reduced our administrative overhead by downsizing our corporate office. With our move to a smaller office, we abandoned leasehold improvements in our previous office, which had a net carrying cost of $102,000. No such expense was incurred in 2010.

         Interest and other income. Interest and other income increased to $92,214 in 2011, from $3,487 in 2010. The increase of $88,727 is primarily due to income generated from the resale of carbon dioxide under a supply and sales agreement that the Company entered into in January 2011.

         Reorganization expenses. Reorganization items for 2011 were $1,434,334, compared to $310,591 for 2010. The increase of $1,123,743 primarily resulted from the following factors:

     o We incurred reorganization expenses during our entire 2011 fiscal year, while we only incurred reorganization expenses for just over five months of our 2010 fiscal year;
     o Under the terms of the credit agreement with our prepetition secured lender, we were responsible for reimbursing them for certain fees and expenses related to the repayment of amounts due under the credit facility. Expenses totaled $1,044,500 were incurred in 2011, with no such expenses incurred in 2010.
     o Fees incurred for the eventual sale of substantially all of our assets.

     Results of  Discontinued  Operations  for the year ended  March 31, 2011 as
     ---------------------------------------------------------------------------
compared to the year ended March 31, 2010
-----------------------------------------

         We sold all of our oil and gas related operating assets effective March 1, 2011. The following comparisons are for the 11 months ended February 28, 2011 compared to the year ended March 31, 2010.

         Overview. With respect to activities related to our discontinued operations, for the year ended March 31, 2011, we reported net income of $2,395,132, or $0.02 per basic and fully-diluted share, compared to a net loss of ($17,460,840), or ($0.15) per basic and fully-diluted share, for year ended March 31, 2010. Discussions of individually significant year-over-year variances follow.

         Revenues. Revenues from oil sales for the eleven months ended March 31, 2011 were $4,385,829, compared to $3,585,738 for the year ended March 31, 2010. The increase of $800,091 is the result of a production increase of approximately $260,000 and a favorable price variance of approximately $540,000. In 2010, the Company incurred net losses on derivative activities of ($357,582), with no related activities in 2011.

         Operating expenses. Operating expenses for year ended March 31, 2011 were $4,558,108, compared to $17,193,360 for the year ended March 31, 2010. The decrease of $12,635,252 was the result of an impairment recorded in 2010 of $13,525,642 for the remaining carrying value of our undeveloped properties, offset in part by increases in lease operating expenses and payments for the settlement of certain claims. Lease operating expenses increased as a result of our operational plan to enhance recovery from existing wells. Based on the incremental revenue, the expected payback period from this investment would have been less than two years. Additionally, during 2011 we settled certain contractual claims that arose from our filing for bankruptcy for $375,000.

         Gain on sale of discontinued operations. The Company recorded a gain of $4,807,221 in connection with the sale of substantially all of our assets for approximately $20 million, effective March 1, 2011.

Liquidity and Capital Resources

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2011 and 2010 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $90 million for the period from inception (February 4, 2004) to March 31, 2011.

         In March 2011, we sold all of our oil and gas income producing assets which enabled us to pay off all secured debt and left us with net cash proceeds of approximately $3,500,000 and a receivable from the transaction of $250,000. We do not have any sources of revenue and our projected interest and other income is not sufficient to sustain our ongoing general and administrative, legal and reorganization costs. We do expect to receive proceeds from the return of funds we have on deposit for oil and gas environmental and performance bonds with the State of Wyoming. These amounts total approximately $814,000 and are expected to be returned in the first half of our 2012 fiscal year. We expect that our monthly operating expenses will exceed monthly operating income by approximately $70,000 until we are able to pursue other business activities.

         We continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders the Court. As debtors-in-possession, the Company is authorized to continue to operate as an ongoing business, and may pay all debts and honor all obligations arising in the ordinary course of our business after the Petition Date. However, we may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Court, after notice and an opportunity for a hearing.

         We have prepared and filed all required financial and operating reports and other documents with the Court. There is no assurance the Company will be able to emerge from bankruptcy as an operating business, and if so, that we will be able to raise the capital or funds necessary to analyze and pursue other oil and gas related opportunities.

         Off-Balance Sheet Arrangements
         ------------------------------

         We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies

         Estimates. We are engaged in the exploration, exploitation, development, acquisition, and production of natural gas and crude oil. Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our decisions, which affect the estimates we use, on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies see Note 1 - Organization and Summary of Significant Accounting Policies and Note 12 - Disclosures About Oil and Gas Producing Activities in the Notes to Financial Statements of our audited financial statements included in this Annual Report.

         Successful efforts method of accounting. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activities. These two methods are generally known in our industry as the full cost method and the successful efforts method. Both methods are widely used. The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year. We have chosen the successful efforts method of accounting for our oil and gas producing activities and a detailed description is included in Note 1 - Organization and Summary of Significant Accounting Policies in the Notes to Financial Statements of our audited financial statements included in this Annual Report.

         Income taxes. We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with FASB ASC 740 "Income Taxes". This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, our Federal and state income tax returns are generally not filed before the financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have an impact on our results of operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. To date, we have not recorded any deferred tax assets because of the historical losses that we have incurred.

         Stock-based  compensation.   As  of  April  1,  2006,  we  adopted  the
provisions of FASB ASC. This statement requires us to record expense associated with the fair value of stock-based compensation.

         Commodity Derivatives. The Company accounts for derivative instruments or hedging activities under the provisions of FASB ASC 815, "Derivative and Hedging". FASB ASC 815 requires the Company to record derivative instruments at their fair value. The Company's risk management strategy is to enter into commodity derivatives that set "price floors" and "price ceilings" for its crude oil production. The objective is to reduce the Company's exposure to commodity price risk associated with expected crude oil production.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Rancher operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited financial statements of Rancher for the years ended March 31, 2011 and 2010, appear as pages F-1 through F-25, at the end of the document and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Controls and Procedures

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified a material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2011, that our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) is defined as a process designed by, or under the supervision of, a company's principal executive and financial officers, or persons performing similar functions, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally acceptable accounting principles and includes those policies and procedures that:

     a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
     b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal Control-Integrated Framework

         A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of March 31, 2011, the Company identified the following material weakness:

         We did not adequately segregate the duties of different personnel within our Accounting Department due to an insufficient complement of staff and inadequate management oversight.

         We have limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting. Specifically, the Acting Chief Accounting Officer has involvement in the creation and review of journal entries and note disclosures without adequate independent review and authorization. This control deficiency is pervasive in nature and impacts all significant accounts. This control deficiency also affects the financial reporting process including financial statement preparation and the related note disclosures.

         As a result of the aforementioned material weakness, management concluded that the Company's internal control over financial reporting as of March 31, 2011 was not effective.

Management's Planned Corrective Actions

         In relation to the material weakness identified above, and subject to emerging from bankruptcy and securing permanent financing, our management and the board of directors intend to work to remediate the risk of a material misstatement in financial reporting. Subject to obtaining permanent financing, we intend to implement the following plan to address the risk of a material misstatement in the financial statements:

     o Engage qualified accounting staff to prepare journal entries and note disclosures thereby enabling our Chief Accounting Officer the opportunity to independently review and authorize such entries and disclosures prior to entering the information into the accounts and financial satements diclosures;
     o Engage qualified third-party accountants and consultants to assist us in the preparation and review of our financial information,
     o Ensure employees, third-party accountants and consultants who are performing controls understand responsibilities and how to perform said responsibilities, and
     o Consult with qualified third-party accountants and consultants on the appropriate application of generally accepted accounting principles for complex and non-routine transactions.

Auditors Attestation

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

         There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Our current directors and executive officers, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table.

                                                                                          Beginning of Term of
                Name                     Age                Positions Held                       Service
-------------------------------------- -------- --------------------------------------- --------------------------

Jon C. Nicolaysen                        64     Director, President, Chief Executive    President and CEO Oct 2,
                                                Officer                                  2009; Director Oct 27,
                                                                                                  2009;
-------------------------------------- -------- --------------------------------------- --------------------------
A.L. Sid Overton                         70     Director, Chairman of the Board               Sep 30, 2009
-------------------------------------- -------- --------------------------------------- --------------------------
Mathijs van Houweninge                   45     Director                                      Sep 30, 2009
-------------------------------------- -------- --------------------------------------- --------------------------
Jeffrey B. Bennett                       56     Director                                      Sep 30, 2009
-------------------------------------- -------- --------------------------------------- --------------------------

     Rancher's directors hold office until their successors are duly elected and qualified under Rancher's bylaws. The directors named above will serve until the next annual meeting of Rancher's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement.

Jon C. Nicolaysen, President, CEO and Director

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

     From 2001 to 2008, Mr. Nicolaysen was a unit operator for JK Minerals, Inc. From 2004 - 2007 Mr. Nicolaysen was an operator of Big Muddy Field for Wyoming Mineral Exploration, LLC, of which he was a founding member. From 2007 - 2008, he was a founding member of Muddy Mineral Exploration, LLC in Wyoming. From 2008 to May 1, 2009, he was a board member of Ameriwest Energy Corp.

     Mr. Nicolaysen, and A.L. Sid Overton, Director and Chairman of the Board, are brothers-in-law.

A.L. Sid Overton, Director and Chairmen of the Board of Directors

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

Jeffrey B. Bennett, Director

         Mr.  Bennett  obtained a Bachelor's of Arts from  Western State College of Colorado in 1979, majoring in Biology. Mr. Bennett has been a co-owner/partner in TCF Services, Inc. from 2005 to present and a co-owner/partner in Flame Energy, Inc. from May 2005 to present. He was Vice President of Operations of NQL Energy Services in Alberta, Canada from June 2003 through 2005. He was employed by Black Max Downhole Tools, Inc. from May 2001 through 2003, as a Region Manager. From 2000 to 2001, Mr. Bennett was operations manager for the western United States for Sharewell.

Conflicts of Interest - General

         The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.

Conflicts of Interest - Corporate Opportunities

         Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to Rancher business opportunities which come to their attention. The Company's officers and directors do, however, have a fiduciary duty of loyalty to Rancher to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Code of Business Conduct and Ethics

         We have adopted a Code of Business Conduct and Ethics for our directors, officers, and employees. The Board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies outlined in our Code of Business Conduct and Ethics. Copies of our Code of Business Conduct and Ethics are available by contacting the Company at the address or phone number contained in this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2011 and 2010. The table sets forth this information for Rancher, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Officers as of March 31, 2011.


                              SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- ---------
                                                                   Non-equity   Non-qualified
                                                          Option   incentive      deferred
                                                 Stock    awards      plan      compensation    All other
Name & Position                Salary    Bonus   awards   ($)     compensation    earnings     compensation   Total
                     Year       ($)       ($)      ($)    (1)         ($)            ($)           ($)         ($)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- ---------

Jon C. Nicolaysen,
Chief Executive      2011     120,000      0        0       0          0              0           6,000      126,000
Officer (2)          2010      60,423      0        0     63,363       0              0           3,000      126,786
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- ---------
Richard E.           2011      46,667      0        0       0          0              0           7,415       54,082
Kurtenbach, Former   2010     170,569      0        0      8,909       0              0           4,780      184,258
Chief Accounting
Officer (3)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- ---------
John  H. Works (4)   2011        0         0        0       0          0              0             0           0
                     2010     116,827      0        0       0          0              0          29,939       146,766
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- ---------

     (1) The amount in this column reflects the total grant date fair value for financial statement reporting purposes for awards granted in the fiscal year ended March 31, 2010, in accordance with FASB ASC 718 "Share Based Payments". Please refer to Note 10 of the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2010, for a discussion of the assumptions made in the valuation of the stock option awards.
     (2) For Mr. Nicolaysen, Other Compensation represents auto allowances. Mr. Nicolaysen was appointed as Chief Executive Officer and President on October 2, 2009, and as a Director on October 27, 2009. He serves as a Director for no additional compensation.
     (3) For Mr. Kurtenbach, Other Compensation represents auto allowances, contributions to his 401(k) accounts, and payment for accrued but unused vacation as of his resignation. Mr. Kurtenbach resigned and as the Company's Chief Accounting Officer on July 31, 2010.
     (4) For Mr. Works Other Compensation represents auto allowances, contributions to his 401(k) accounts, and payment for accrued but unused vacation as of his termination. Mr. Works also served as a member of our Board of Directors for no additional compensation. Mr. Works' employment with the Company was terminated on October 2, 2009.

Employment Agreements; Potential Payments Upon Termination or Change-in-Control

Employment Agreements

            On October 27, 2009, we entered into an Executive Employment Agreement with Jon C. Nicolaysen to become our President and Chief Executive Officer. Pursuant to the agreement, Mr. Nicolaysen will receive a base salary of $120,000 per year. The base salary shall thereafter be increased annually at the greater of five percent or such other increase as may be approved by the Board of Directors. In addition, Mr. Nicolaysen: i) shall be eligible to receive incentive compensation or a bonus, payable solely in the discretion of the Board of Directors; ii) he shall be entitled to participate in all benefit programs established by the Company, and; iii) he shall be entitled to a Company-provided vehicle or a monthly allowance of $500. The Agreement may be terminated by either party upon fifteen days written notice. Also on October 27, 2009 we entered into a Management Retention Agreement with Mr. Nicolaysen, under which Mr. Nicolaysen was granted options to purchase 2,500,000 shares of the Company's common stock at $0.035 per share. The Management Retention Agreement shall terminate the earlier of (i) one year; (ii) thirty days after the consummation of a Change in Control; (iii) thirty days following the confirmation of a Reorganization Plan, or: (iv) the date that all obligations of the parties have been satisfied. See the table below for a description of the vesting provisions and term of the stock options.

               Outstanding Equity Awards at Fiscal Year-end Table

         The following table sets forth certain information regarding stock options held by the named executive officers as of March 31, 2011.


             Name                                               Option Awards
                                     Number of          Number of
                                    Securities         Securities
                                    Underlying         Underlying
                                    Unexercised        Unexercised
                                    Options (#)        Options (#)
-------------------------------- ------------------ ------------------
                                                           Non            Exercisable         Option
                                    Exercisable        exercisable          Price         Expiration Date
                                 ------------------ ------------------ ----------------- --------------------

Jon C. Nicolaysen (A)                2,500,000             -0-              $0.035            10/27/19


(A) Mr. Nicolaysen's options vested 10% on the date of grant, October 27, 2009 and 90% on the earlier to occur of:

     i)   November 1, 2010;
     ii)  The confirmation by the Bankruptcy Court of a Plan of Reorganization;
     iii) The dismissal from Chapter 11 Bankruptcy with the approval of the Court
     iv) An event of a merger, consolidation, sale of assets or other transaction which results in the holders of the Company's common stock immediately before such transaction owning less than 50% of the common stock outstanding immediately after the transaction;
     v)   Any other form of change of control, or;
     vi)  Voluntary termination for good reason.

                              Director Compensation

         During the year ended March 31, 2011, we compensated our non-employee Directors under the following compensation scheme.

Cash Compensation and Equity Compensation

         In September 2009 the new Board of Directors implemented a new scheme under which each non-employee director would receive a cash payment of $5,000 per fiscal quarter. In addition, under the terms of Management Retention Agreements entered into with each non-employee Director and the President and CEO, each member of the Board of Directors would be granted options to purchase 2,500,000 shares of the Company's common stock at $0.035 per share.

         The  following   table  sets  forth  certain   information   concerning
compensation paid to the Company's directors during the year ended March 31, 2011:


                      Fees                             Non-equity    Non-qualified
                    earned or                          incentive        deferred
                     paid in    Stock                     plan        compensation     All other
                      cash      awards   Option       compensation      earnings      compensation     Total
      Name             ($)        ($)    awards ($)       ($)             ($)             ($)           ($)
------------------ ------------ -------- ----------- --------------- --------------- --------------- -----------

Jon C.                $ -0-      $ -0-     $ -0-         $ -0-           $ -0-          $126,000      $126,000
Nicolaysen (1)
------------------ ------------ -------- ----------- --------------- --------------- --------------- -----------
A.L. Sid Overton    $ 20,000     $ -0-     $ -0-         $ -0-           $ -0-           $ -0-        $20,000
------------------ ------------ -------- ----------- --------------- --------------- --------------- -----------
Mathijs Van          $20,000     $ -0-      $-0-         $ -0-            $-0-           $ -0-        $20,000
Houweninge
------------------ ------------ -------- ----------- --------------- --------------- --------------- -----------
Jeffrey B.           $20,000     $ -0-      $-0-         $ -0-            $-0-           $ -0-        $20,000
Bennett
------------------ ------------ -------- ----------- --------------- --------------- --------------- -----------

     (1) Mr. Nicolaysen is employed as the Company's Chief Executive Officer. During the year ended March 31, 2011, he received $126,000 in compensation for his services in that capacity, as discussed in the Executive Compensation Table.

         All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

Indemnification of Directors and Officers

         Rancher officers and directors are indemnified as provided by the Nevada Revised Statutes and the bylaws.

         Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. The Company's Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with Rancher or its shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful;
(c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

         The Company's bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Nevada law; provided, however, that it may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that the Company shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by the board of directors, (c) is provided by the Company, in sole discretion, pursuant to the powers vested under Nevada law or (d) is required to be made pursuant to the bylaws.

         The Company's bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Rancher as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

         The Company's bylaws provide that no advance shall be made by Rancher to an officer except by reason of the fact that such officer is or was the Company's director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the Company's best interests.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of March 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company that are authorized for issuance, aggregated as follows:


                                  Number of securities to be Weighted-average
                                   issued upon exercise of      exercise          Number of securities
                                    outstanding options,        price of         remaining available for
                                     warrants and rights       outstanding        future issuance under
                                             (a)                options,        equity compensation plans
                                                              warrants and        (excluding securities
                                                                 rights         reflected in column (a))
          Plan Category                                            (b)                     (c)

 Equity compensation plans
 approved by security holders                      1,441,000          $0.0875                      8,559,000
 Equity compensation plans not
 approved by security holders                     10,000,000          $ 0.035                              -
                                   ---------------------------                  -----------------------------
 Total                                            11,441,000          $0.0416                      8,559,000
                                   ===========================                  =============================

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------

         The following table sets forth information with respect to the beneficial ownership of Rancher outstanding common stock by:

     o each person who is known by Rancher to be the beneficial owner of five percent (5%) or more of Rancher common stock;

     o    Rancher chief executive  officer,  its other executive  officers,  and
          each  director  as  identified   in  the   "Management   --  Executive
          Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         The information below is based on the number of shares of our common stock that Rancher believes was beneficially owned by each person or entity as of March 31, 2011.


    Title of Class       Name and Address of Beneficial    Amount and Nature of     Percent of Class (1)
                                      Owner                 Beneficial Owner*
------------------------ -------------------------------- ----------------------- -------------------------

Common shares            Jon C. Nicolaysen, Director,
                         President, Chief Executive
                         Officer (2)
                         999-18th Street, Suite 3400            4,450,000                  3.73%
                         Denver, Colorado 80202

Common shares            A.L. Sid Overton (3)                   3,750,000                  3.14%
                         999-18 Street, Suite 3400
                         Denver, Colorado 80202

Common shares            Mathijs van Houweninge (4)             3,750,000                  3.14%
                         999-18 Street, Suite 3400
                         Denver, Colorado 80202


Common shares            Jeffrey B. Bennett (5)                 3,753,000                  3.15%
                         999-18 Street, Suite 3400
                         Denver, Colorado 80202

------------------------ -------------------------------- ----------------------- -------------------------
Common shares            All Directors and Executive
                         Officers as a Group
                          (4 persons)                          15,703,000                 13.16%
------------------------ -------------------------------- ----------------------- -------------------------

All 5% or Greater Shareholders

Common shares            Sergei Stetsenko
                         Paradeplatz 4
                         Zurich 8001 Switzerland                8,896,000                  7.45%

Common shares            Andrew P. Vander Ploeg                 7,000,000                   5.9%
                         19 Foxtail Circle
                         Cherry Hills Village, CO
                         80113

     (1) At March 31, 2011, the Company had 119,316,723 shares of its common stock issued and outstanding.
     (2) Mr. Nicolaysen holds 700,000 shares of common stock. In addition Mr. Nicolaysen holds a $25,000 convertible promissory note, convertible into 1,250,000 shares of common stock at $0.02 per share and is convertible in whole or in part. Mr. Nicolaysen also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (3) Mr. Overton holds a $25,000 convertible promissory note, convertible into 1,250,000 shares of common stock at $0.02 per share and is convertible in whole or in part. Mr. Overton also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (4) Mr. van Houweninge holds a $25,000 convertible promissory note, convertible into 1,250,000 shares of common stock at $0.02 per share and is convertible in whole or in part. Mr. van Houweninge also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (5) Mr. Bennett holds 3,000 shares of common stock. In addition Mr. Bennett holds a $25,000 convertible promissory note, convertible into 1,250,000 shares of common stock at $0.02 per share and is convertible in whole or in part. Mr. Bennett also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.

     Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Transactions
----------------------------

         On October 27, 2009, each of the four members of our Board of Directors loaned $25,000 for a total of $100,000 to the Company, under the terms of Convertible Promissory Notes (the "Notes"). The Notes as fully described in Note 7 - Convertible Promissory Notes Payable, of the Notes to Financial Statements of our audited financial statements for the fiscal year ended March 31, 2010, interest at the greater of 12% or prime plus 4%, mature on November 1, 2010and are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share.

         During the years ended March 31, 2011 and 2010, the Company incurred legal fees totaling $113,313 and $72,768, respectively, with Overton and Associates, LLC, a law firm in which Mr. Overton, a director of the Company, is a principal. The employment of Overton and Associates as special counsel has been approved by the Bankruptcy Court.

         During the years ended March 31, 2011 and 2010, the Company incurred engineering and oilfield operating consulting fees totaling $108,969 and 68,907, respectively, with TCF Services, Inc., an engineering consulting firm in which Mr. Bennett, a director of the Company, is a principal. The employment of TCF Services, Inc. has been approved by the Bankruptcy Court.

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor's Fees

         The following table describes fees for professional audit services rendered by Hein & Associates LLP ("Hein"), our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2011 and March 31, 2010 and fees billed for other services rendered by Hein during the 2011 and 2010 fiscal years.

                                                      Fiscal       Fiscal 2010
                             Type of Fee               2011
       ------------------------------------------------------------------------

       Audit Fees (1)                             $   103,434      $    74,093
       Audit-Related Fees                         $         -      $         -
       Tax Fees (2)                               $     8,536      $    10,464
       All Other Fees                             $         -      $         -
                                                -------------------------------
       Total                                      $   111,970      $    84,557
                                                ===============================

     1. Audit Fees include the aggregate fees incurred by us for professional services rendered by Hein for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q for the 2011 and 2010 fiscal years.
     2. Tax Fees include the aggregate fees incurred by us for professional services rendered by Hein for tax compliance and tax planning for the 2011 and 2010 fiscal years.

Pre-approval Policies and Procedures
------------------------------------

         The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are preapproved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of Hein in providing services to us for the fiscal years ended March 31, 2011 and March 31, 2010 and has concluded that such services are compatible with their independence as our auditors. In 2011 and 2010, 100% of the Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Board of Directors.


                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)     Audited financial statements for years ended March 31, 2011 and 2010


(b)    Exhibit No.                                   Description
       -----------                                   -----------
      31.1           Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act*


      31.2           Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act*

      32.1           Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act*

      32.2           Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act*



                     *Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS



Audited Financial Statements - Rancher Energy Corp.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of March 31, 2011 and 2010

Statements of Operations for the Years Ended March 31, 2011 and 2010

Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended March 31, 2011 and 2010

Statements of Cash Flows for the Years Ended March 31, 2011 and 2010

Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Rancher Energy Corp.


We have audited the accompanying balance sheets of Rancher Energy Corp. (the "Company") as of March 31, 2011 and 2010, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancher Energy Corp. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on October 28, 2009, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Uncertainties inherent in the bankruptcy process, as well as recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HEIN & ASSOCIATES LLP

Denver, Colorado
July 12, 2011


                                      Rancher Energy Corp.
                                     (Debtor-in-possession)
                                         Balance Sheets



                                                                                                 March 31,
                                                                                    -------------------------------------
                                                                                          2011               2010
                                                                                    ------------------ ------------------
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                          $     3,883,228    $       372,286
   Restricted cash                                                                            500,066                -
   Accounts receivable and prepaid expenses                                                   420,875             75,793
   Current assets of discontinued operations                                                   45,229            539,809
                                                                                    ------------------ ------------------
       Total current assets                                                                 4,849,398            987,888
                                                                                    ------------------ ------------------

Furniture and equipment, net of accumulated depreciation of $127,662
   and $124,820 respectively                                                                  210,020            308,972
Other assets                                                                                      350             40,777
Long-term assets of discontinued operations                                                   814,354         17,247,579
                                                                                    ------------------ ------------------
       Total other assets                                                                   1,024,724         17,597,328
                                                                                    ------------------ ------------------

           Total assets                                                               $     5,874,122    $    18,585,216
                                                                                    ================== ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities - post petition                           $     1,115,151    $       142,967
   Current liabilities of discontinued operations                                              58,191         11,690,065
                                                                                    ------------------ ------------------
       Total current liabilities                                                            1,213,342         11,833,032

Long-term liabilities of discontinued operations                                                  -            1,255,497
                                                                                    ------------------ ------------------

       Total liabilities not subject to compromise                                          1,213,342         13,088,529
                                                                                    ------------------ ------------------

Liabilities subject to compromise                                                           1,136,928          1,465,908
                                                                                    ------------------ -------------------

           Total liabilities                                                                2,350,270         14,554,437
                                                                                    ------------------ ------------------

Commitments and contingencies (Notes 2, 5, 6 and 7)

Stockholders' equity:
   Common stock, $0.00001 par value,  275,000,000 shares authorized at March 31,
   2011 and 2010;  119,316,723 shares issued and outstanding at March 31, 2011
   and
     2010                                                                                       1,194              1,194
   Additional paid-in capital                                                              93,193,008         93,025,876
   Accumulated deficit                                                                    (89,670,350)       (88,996,291)
                                                                                    ------------------ ------------------
         Total stockholders' equity                                                         3,523,852          4,030,779
                                                                                    ------------------ ------------------

           Total liabilities and stockholders' equity                                 $     5,874,122    $    18,585,216
                                                                                    ================== ==================

           The accompanying notes are an integral part of these financial statements.

                                              F-3


                                      Rancher Energy Corp.
                                     (Debtor-in-possession)
                                    Statements of Operations



                                                                                            For the Year Ended March 31,
                                                                                      -----------------------------------------
                                                                                             2011                   2010
                                                                                      -------------------     -----------------

Revenue                                                                                $            -          $            -
                                                                                      -------------------     -----------------

Operating expenses:
     General and administrative expenses                                                      1,508,635               2,350,348
     Depreciation and amortization                                                              100,124                 135,457
                                                                                      -------------------     -----------------
         Total operating expenses                                                             1,608,759               2,485,805
                                                                                      -------------------     -----------------

       Loss from operations                                                                  (1,608,759)             (2,485,805)
                                                                                      -------------------     -----------------

Other income (expense):
     Interest expense and financing costs                                                       (16,312)                 (7,513)
     Abandonment of leasehold improvements                                                     (102,000)                   -
     Interest and other income                                                                   92,214                   3,487
                                                                                      -------------------     -----------------
         Total other income (expense)                                                           (26,098)                 (4,026)
                                                                                      -------------------     -----------------

           Loss before reorganization items and discontinued operations                      (1,634,857)             (2,489,831)
                                                                                      -------------------     -----------------

Reorganization items:
     Professional and legal fees                                                              1,643,011                 310,591
     Provision for settlement and adjustment of liabilities                                     (85,750)                   -
     Provision for executory contracts rejected                                                (122,927)                   -
                                                                                      -------------------     -----------------
         Total reorganization items                                                           1,434,334                 310,591
                                                                                      -------------------     -----------------

           Loss from continuing operations                                                   (3,069,191)             (2,800,422)

Discontinued operations:
     Loss from discontinued operations                                                       (2,412,089)            (17,460,840)
     Gain on sale of discontinued operations                                                  4,807,221                    -
                                                                                      -------------------     -----------------
       Total discontinued operations                                                          2,395,132             (17,460,840)
                                                                                      -------------------     -----------------

             Net loss                                                                  $       (674,059)      $     (20,261,262)
                                                                                      ===================     =================

     Net loss per share from continuing operations                                     $          (0.03)      $           (0.02)
                                                                                      ===================     =================
     Net income (loss) per share from discontinued operations                          $           0.02        $          (0.15)
                                                                                      ===================     =================
     Basic and diluted net loss per share                                              $          (0.01)      $           (0.17)
                                                                                      ===================     =================

     Basic and diluted weighted average shares outstanding                                  119,316,723             119,347,248
                                                                                      ===================     =================


           The accompanying notes are an integral part of these financial statements.

                                              F-4


                                      Rancher Energy Corp.
                                     (Debtor-in-possession)
                          Statements of Changes in Stockholders' Equity



                                                                               Additional
                                                                                Paid-in           Accumulated
                                               Shares           Amount          Capital             Deficit              Total
                                           ---------------    -----------    ---------------    ----------------    ----------------

Balance March 31, 2009                        119,016,723        $ 1,191     $92,582,001        $(68,735,029)       $23,848,163

Common stock issued on exercise of
stock options                                     500,000              5               -                   -                  5

Common stock issued to directors
for services rendered                               -             -                51,700                  -             51,700

Cancelation of non-vested restricted
stock                                            (200,000)            (2)               2                  -                  -

Discount on convertible notes due to
beneficial conversion feature                       -             -               105,000                  -            105,000

Stock-based compensation                            -             -               287,173                       -       287,173

Net loss                                            -             -                   -            (20,261,262)     (20,261,262)
                                           ---------------    -----------    ---------------    ----------------    ----------------

Balance March 31, 2010                        119,316,723     $   1,194         $93,025,876        $(88,996,291)   $  4,030,779

Stock-based compensation                            -             -                 167,132              -              167,132

Net loss                                            -             -                   -               (674,059)        (674,059)
                                           ---------------    -----------    ---------------    ----------------    ----------------

Balance March 31, 2011                        119,316,723     $   1,194         $93,193,008        $(89,670,350)   $  3,523,852
                                           ===============    ===========    ===============    ================    ================


           The accompanying notes are an integral part of these financial statements.

                                              F-5


                              Rancher Energy Corp.
                             (Debtor-in-possession)
                            Statements of Cash Flows



                                                                                                   For the Year Ended March 31,
                                                                                              --------------------------------------
                                                                                                    2011                 2010
                                                                                              ------------------   -----------------

Cash flows from operating activities:
      Net loss                                                                                  $    (674,059)      $ (20,261,262)

Adjustments to reconcile  net loss from  continuing  operations to cash used for operating activities, before reorganization items:
      Income (loss) from discontinued operations                                                   (2,395,132)         17,460,840
      Reorganization items, net                                                                     1,434,334             310,591
      Loss on abandonment of leasehold improvements                                                   102,000                   -
      Depreciation and amortization                                                                   100,124             135,457
      Gain on settlement of liabilities                                                              (208,677)
      Stock-based compensation expense                                                                167,132             287,173
      Common stock issued for services, directors                                                           -              51,700
      Interest expense - convertible notes beneficial conversion feature                                    -             105,000
Changes in operating assets and liabilities:
      Restricted cash                                                                                (500,066)                  -
      Accounts receivable and prepaid expenses                                                        (62,234)            171,358
      Accounts payable and accrued liabilities                                                        (10,429)          1,877,377
                                                                                              ------------------   -----------------
        Net cash provided by (used for) operating activities, before reorganization items          (2,227,416)            138,234

Operating cash flows from reorganization items -
      professional fees for services rendered in connection with the Chapter 11 proceeding         (1,137,046)           (110,154)
                                                                                              ------------------   -----------------

        Net cash provided by (used for) operating activities                                       (3,414,462)             28,080
                                                                                              ------------------   -----------------

Cash flows from investing activities:
      Purchases of furniture, fixtures and equipment                                                   (5,890)                  -
      Proceeds from sales of assets                                                                         -               8,014
                                                                                              ------------------   -----------------
        Net cash provided by (used for) investing activities                                           (5,890)              8,014
                                                                                              ------------------   -----------------

Cash flows from financing activities:
      Proceeds from issuance of convertible notes payable                                                   -             140,000

      Proceeds from issuance of common stock upon exercise of stock options
                                                                                                            -                   5
                                                                                              ------------------   -----------------
        Net cash provided by financing activities                                                                         140,005
                                                                                                            -
                                                                                              ------------------   -----------------

Discontinued operations:
      Operating cash flows                                                                             (494,320)         (590,088)
      Investing cash flows                                                                            2,815,601           (32,760)
      Financing cash flows                                                                            4,610,013           (98,125)
                                                                                              ------------------   -----------------
        Net cash provided by (used for) discontinued operations                                       6,931,294          (720,973)
                                                                                              ------------------   -----------------

Increase (decrease) in cash and cash equivalents                                                      3,510,942          (544,874)
Cash and cash equivalents, beginning of period                                                          372,286           917,160
                                                                                              ------------------   -----------------
Cash and cash equivalents, end of period                                                        $     3,883,228    $      372,286
                                                                                              ==================   =================

Supplemental Statement of Cash Flow Information:
      Cash paid for interest                                                                    $     2,566,088    $      613,479
                                                                                              ==================   =================
Non-cash investing and financing activities:
      Closing costs from repayment of debt and asset dispositions                               $       593,438    $            -
                                                                                              ==================   =================
      Repayment of debt from asset sale proceeds                                                $    14,700,000    $            -
                                                                                              ==================   =================
      Asset retirement asset and obligation                                                     $             -    $      (18,747)
                                                                                              ==================   =================
      Discount on note payable, conveyance of overriding royalty interest and net profits       $             -    $    1,500,000
      interest
                                                                                              ==================   =================

           The accompanying notes are an integral part of these financial statements.

                                              F-6

                              Rancher Energy Corp.
                             (Debtor-in-possession)
                         Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization
------------

         Rancher Energy Corp. ("Rancher Energy" or the "Company"), formerly known as Metalex Resources, Inc. ("Metalex"), was incorporated in Nevada on February 4, 2004. The Company acquires, explores for, develops and produces oil and natural gas, concentrating on applying secondary and tertiary recovery technology to older, historically productive fields in North America.

         Metalex was formed for the purpose of acquiring, exploring and developing mining properties. On April 18, 2006, the stockholders of Metalex voted to change its name to Rancher Energy Corp. and announced that it changed its business plan and focus from mining to oil and gas.

Bankruptcy Filing
-----------------

         On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court, District of Colorado (the "Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). The Company will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. See Note 2 "Proceedings Under Chapter 11 of the Bankruptcy Code" for details regarding the bankruptcy filing and the Chapter 11 case.

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

         Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) 852 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish Prepetition liabilities subject to compromise from both those Prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts. In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted FASB ASC 852-10 effective on October 28, 2010 and will segregate those items as outlined above for all reporting periods subsequent to such date.

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

Revenue Recognition
-------------------

         The Company currently has no revenue from continuing operations. The Company's discontinued operations derived revenue primarily from the sale of produced crude oil. Revenue (and net revenue interests) included in discontinued operations represent amounts received before taking into account production taxes and transportation costs, which are reported as separate expenses. Revenue included in discontinued operations was recorded in the month the Company's production was delivered to the purchaser and was not recognized unless title to the product transferred to the purchaser.

Cash and Cash Equivalents
-------------------------

         The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2011, the Company had $3,633,228 in cash deposits in excess of FDIC insured limits.

Restricted cash
---------------

         At March 31, 2011 the Company had $500,066 of restricted cash, which was classified as a current asset. The restricted cash is held in an escrow account until a determination is made by the Court of the responsible party for legal fees incurred by GasRock Capital LLC in an adversary proceeding in process (See Note 7).

Accounts Receivable
-------------------

         Accounts receivable consists primarily of amounts due in connection with substantially all of the Company's assets. Such amounts were held back from the sales proceeds and are due contingent upon the Company providing certain information post-closing, which has been performed as of March 31, 2011.

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

         The Company complies with FASB ASC 932, "Extractive Activities - Oil and Gas". The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that no suspended well costs should be impaired.

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially of the Company's assets in March, 2011 resulted in the Company having no oil and gas properties at March 31, 2011. During the year ended March 31, 2010, the Company recognized an impairment of $13,525,000, representing the excess of the carrying value over the estimated realizable value of such properties. Following the recognition of impairment in the year ended March 31, 2010, the net book value of the Company's unproved properties was $0.

Sales of Proved and Unproved Properties
---------------------------------------

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

Property and Equipment
----------------------

         Property and equipment, such as office furniture and equipment, and computer hardware and software, is recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from three to seven years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

Deferred Financing Costs
------------------------

         Costs incurred in connection with the Company's debt issuances are capitalized and amortized over the term of the debt, which approximates the effective interest method. Amortization of deferred financing costs of
$1,500,000 was recognized for the year ended March 31, 2010, and has been charged to operations as an expense in the Statement of Operations.

Fair Value of Financial Instruments
-----------------------------------

         The Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Because considerable judgment is required to develop estimates of fair value, the estimates provided are not necessarily indicative of the amounts the Company could realize upon the sale or refinancing of such instruments.

Income Taxes
------------

         The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

         The Company adopted the provisions of FASB ASC 740, "Income Taxes" on April 1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The adoption of FASB ASC 740 had an immaterial impact on the Company's financial position and did not result in unrecognized tax benefits being recorded. Subsequent to adoption, there have been no changes to the Company's assessment of uncertain tax positions. Accordingly, no corresponding interest and penalties have been accrued. The Company's policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expense. The Company files income tax returns in the U.S. Federal jurisdiction and various states.

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

          The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                        For the Year Ended March 31,
                                        --------------------------------------
                                              2011                 2010
                                        -----------------    -----------------

                 Dilutive                            -                   -
                 Anti-dilutive              60,111,454          69,091,225

         Stock options and warrants were not considered in the detailed calculations below as their effect would be anti-dilutive.

         The following table sets forth the calculation of basic and diluted loss per share:


                                                                     For the Year Ended March 31,
                                                             ---------------------------------------------
                                                                     2011                    2010
                                                             --------------------    ---------------------

Net loss                                                      $       (674,059)       $    (20,261,262)
Basic weighted average common shares outstanding                   119,316,700             119,347,248
                                                              $                       $
Basic and diluted net loss per common share                              (0.01)                  (0.17)
                                                             ====================    =====================

Share-Based Payments
--------------------

         The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 9 - Share-Based Compensation for further discussion.

Commodity Derivatives
---------------------

         The Company accounts for derivative instruments or hedging activities under the provisions of FASB ASC 815 "Derivatives and Hedging". FASB ASC 815 requires the Company to record derivative instruments at their fair value. The Company's risk management strategy is to enter into commodity derivatives that set "price floors" and "price ceilings" for its crude oil production. The objective is to reduce the Company's exposure to commodity price risk associated with expected crude oil production.

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

          The table below summarizes the realized and unrealized losses related to the Company's derivative instruments for the years ended March 31, 2011 and 2010.


                                                                      For the Year Ended March 31,
                                                              --------------------------------------------
                                                                     2011                    2010
                                                              ------------------    ----------------------

Realized gains on derivative instruments                      $              -        $        98,378
Unrealized losses on derivative instruments                   $              -               (455,960)
                                                              ------------------    --------------------
Net realized and unrealized losses on derivative instruments  $              -        $      (357,582)
                                                              ==================    ====================

         The Company's sole derivative instrument expired during the year ended March 31, 2010, and the Company had no hedge positions after that date.

Comprehensive Income (Loss)
---------------------------

         The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive loss is equal to net loss.

Major Customers
---------------

         For the years ended March 31, 2011 and 2010, one customer accounted for 100% of the Company's oil and gas sales from discontinued operations.

Off-Balance Sheet Arrangements
------------------------------

         As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From February 4, 2004 (inception) through March 31, 2011, the Company has not been involved in any unconsolidated SPE transactions.

Reclassification
----------------

         Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 financial statement presentation. Such reclassifications had no effect on the Company's net loss.

Recent Accounting Pronouncements
--------------------------------

         In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 "Oil and Gas Estimations and Disclosures" (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted ASU 2010-03 effective December 31, 2009. The Company does not believe that provisions of the new guidance, other than pricing, significantly impacted the reserve estimates or consolidated financial statements. The Company does not believe that it is practicable to estimate the effect of applying the new rules on net loss or the amount recorded for depreciation, depletion and amortization for the years ended March 31, 2011 and 2010.

         In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures About Fair Value Measurements", which provides amendments to fair value disclosures. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance for transfers into and out of Level 1 and Level 2 categories, as well as increased disclosures around inputs to fair value measurement, was adopted January 1, 2010, with the amendments to Level 3 disclosures effective beginning after January 1, 2011. ASU 2010-06 concerns disclosure only. Neither the current requirements nor the amendments effective in 2011 will have a material impact on the Company's financial position or results of operations.

Note 2 - Proceedings Under Chapter 11 of the United States Bankruptcy Code

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

         No assurance can be provided as to what values, if any, will be ascribed in the bankruptcy proceedings to the Company's Prepetition liabilities, common stock and other securities. Based upon the status of the Company's plan of reorganization, we currently believe that it is uncertain whether holders of our securities will receive any payment in respect of such securities.
Accordingly, extreme caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

         Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on or otherwise exercise rights or remedies with respect to a Prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

         In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' Prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted by holders of impaired claims and equity interests in order to become effective.

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed Prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company leased office space under a non-cancelable operating lease that was scheduled to expire on July 31, 2012. In October 2009, in connection with the Company's bankruptcy petition the Company rejected the office lease and relocated April 2011. The Company reached agreement with the building owner, to continue to occupy the office space on a month to month basis at a significantly reduced rental rate and continued to accrue the full amount of rent expense in accordance with the original lease. In March 2011 an Order was issued by the Bankruptcy Court specifying the claim amount to be $325,531. The $122,927 gain on the difference between the amount of rent expense accrued and the Court specified amount is recognized as provision for executory contracts rejected in the Statement of Operation.

         The ability of the Company to continue as a going concern is dependent upon, among other things, (i the ability of the Company to generate cash from operations; (ii) the ability of the Company to maintain adequate cash on hand;
(iii) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently evaluating various courses of action to address the operational issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements. The Company has recognized a net gain from the settlement and adjustment of liabilities of $85,750 and $0 for the years ended March 31, 2011 and 2010, respectively.

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

         Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and Prepetition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities.

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

         On December 15, 2010, the Company filed a Motion to approve financing from a party not affiliated with its present lender. The purpose of the loan is to repay the existing lender in full and to pay certain past due ad valorem taxes owed to Converse County, Wyoming. Converse County agreed that if it was paid by February 1, 2011, it would waive penalties and interest of approximately $93,000. This loan closed in January 2011, see Note 5 - Short Term Notes Payable.

         On December 20, 2010, the Company filed a Motion to allow the Company to enter into an agreement and approve the sale of substantially all its assets to the same party providing the new financing for the price of approximately $20 million. The sale closed effective March 1, 2011, see Note 3 - Discontinued Operations.

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

Liabilities Subject to Compromise

         Liabilities subject to compromise at March 31, 2011 and 2010 include the following Prepetition liabilities:

                                                 2011               2010
                                             --------------     --------------
Accounts payable, trade                        $  176,616         $   164,390
Other payables and accrued liabilities            820,312             395,291
Property and ad valorem taxes payable                -                766,227
Convertible notes payable                         140,000             140,000
                                             --------------     --------------
                                               $1,136,928         $ 1,465,908
                                             ==============     ==============

Note 3 - Discontinued Operations

         In March 2011, we completed the sale of all our oil and gas properties and substantially all fixed assets for approximately $20,000,000, consisting of cash of $3,503,000, a receivable of $250,000, secured note and accrued interest payoff in the amount of $14,829,250, including purchase price adjustments and allowances of $1,417,750. Significant purchase price adjustments and allowance included the Company retaining performance bonds for properties in Wyoming of $814,000, asset valuation adjustments of $130,000 and production tax allowance of $395,000. For the fiscal year ended March 31, 2011 we recorded a gain on the sale of discontinued operations of $4,807,221, which was determined as follows:


Total sales price                                         $      20,000,000
Adjustments to sales price for assets retained                     (945,367)
Transaction expenses from sale of assets                           (508,195)
                                                         ---------------------
    Adjusted sales price                                         18,546,438

Summary of assets sold:
  Fixed assets, net                                                 126,712
  Oil and gas properties, net                                    13,630,945
  Other assets                                                      (18,440)
                                                         ---------------------
    Total basis in assets sold                                   13,739,217
                                                         ---------------------

      Gain on disposition of assets, net                  $       4,807,221
                                                         =====================

         The financial results of our business related to oil and gas operations have been classified as discontinued operations in our Statements of Operations for all period presented. The following summarizes components of income (loss) from the Company's discontinued operations for the years ended March 31, 2011 and 2010:


                                                               2011                  2010
                                                       -------------------    ------------------

Revenue                                                  $    4,385,829        $     3,228,156
                                                       -------------------    ------------------

Operating expenses                                            4,558,108             17,193,360
                                                       -------------------    ------------------

Operating loss from discontinued operations                    (172,279)           (13,965,204)

Other expenses from discontinued operations, net             (2,239,810)            (3,495,636)
                                                       -------------------    ------------------

    Net operating loss from discontinued operations          (2,412,089)           (17,460,840)

    Net gain on sale of discontinued operations               4,807,221                    -
                                                       -------------------    ------------------

      Net income (loss) from discontinued operations     $    2,395,132        $   (17,460,840)
                                                       ===================    ==================

         The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities at March 31, 2011 and 2010:


                                                                                March 31,
                                                                   ------------------------------------
                                                                        2011                2010
                                                                   ----------------    ----------------

Assets:
------
Current assets of discontinued operations -
     accounts receivable                                                 $  45,229      $      539,809
                                                                   ----------------    ----------------


Furniture and equipment, net                                                     -             265,965
Oil and gas properties, net                                                      -          16,108,293

Other assets                                                               814,354             873,321
                                                                   ----------------    ----------------
     Long-term assets of discontinued operations                           814,354          17,247,579
                                                                   ----------------    ----------------

         Total assets of discontinued operations                         $ 859,583      $   17,787,388
                                                                   ================    ================

Liabilities:
-----------
Current liabilities of discontinued operations:
     Accounts payable and accrued liabilities                            $  58,191      $      532,131
     Asset retirement obligation                                                               174,332
     Accrued interest                                                                          893,615

     Note payable                                                                -          10,089,987
                                                                   ----------------    ----------------
         Total current liabilities of discontinued operations               58,191          11,690,065

Long-term liabilities of discontinued operations -

     asset retirement obligation                                                 -           1,255,497
                                                                   ----------------    ----------------

                                                                         $  58,191      $   12,945,562
                                                                   ================    ================

Oil and gas properties

         The following summarizes the oil and gas properties of discontinued operations as of March 31, 2011 and 2010:


                                                  2011              2010
                                               ------------     --------------
Proved properties                              $      -          $  19,432,703
                                               ------------     --------------

Unimproved properties excluded from DD&A              -             52,716,480
Equipment and other                                   -                314,334
                                               ------------     --------------
Unevaluated properties                                -
                                               ------------     --------------

Total oil and gas properties                          -             72,463,517
Less: Accumulated depletion, depreciation,            -           (56,355,224)
  amortization and impairment
                                               ------------     --------------
                                                $     -          $  16,108,293
                                               ============     ==============

Impairment of Unproved Properties
---------------------------------

         In conjunction with the regular periodic assessment of impairment of unproved properties, the Company assessed the carrying value of its unproved properties giving consideration to volatility of commodity prices and the difficulties encountered in raising capital to develop the properties. As a result of this assessment, the Company recorded an impairment on unproved properties of $13,525,000 during the year ended March 31, 2010. This amount is included in operating expenses from discontinued operations.

Asset Retirement Obligations
----------------------------

         The Company recognizes an estimated liability for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and a corresponding increase to the carrying value of the related long-lived asset are recorded at the time a well is completed or acquired. The increase in carrying value is included in proved oil and gas properties in the balance sheets. The Company depletes the amount added to proved oil and gas property costs and recognizes accretion expense in connection with the discounted liability over the remaining estimated economic lives of the respective oil and gas properties. Cash paid to settle asset retirement obligations is included in the operating section of the Company's statement of cash flows.

         The Company's estimated asset retirement obligation liability is based on our historical experience in abandoning wells, estimated economic lives, estimated costs abandoning wells in the future, and Federal and state regulatory requirements. The liability is discounted using a credit-adjusted risk-free rate estimated at the time the liability is incurred or revised. The credit-adjusted risk-free rate used to discount the Company's abandonment liabilities was 13.1%. Revisions to the liability are due to changes in estimated abandonment costs and changes in well economic lives, or if Federal or state regulators enact new requirements regarding the abandonment of wells.

         A reconciliation of the Company's asset retirement obligation liability during the years ended March 31, 2011 and 2010 is as follows:

                                           2011                   2010
                                       -----------------   --------------------
Beginning asset retirement obligation   $   1,429,829       $      1,280,680
Liabilities incurred
                                                    -                      -
Liabilities settled                         (1,589,138)                    -
Changes in estimates                                -                (18,747)
Accretion expense                              159,309               167,896
                                       -----------------   --------------------

Ending asset retirement obligation     $             -      $      1,429,829
                                       =================   ====================


Current                                $             -      $         174,332
Long-term                                            -              1,255,497
                                       -----------------   --------------------

                                       $             -      $       1,429,829
                                       =================   ====================

Note 4 - Fair Value Measurements

         On April 1, 2008, the Company adopted FASB ASC 820, "Fair Value Measurements and Disclosures," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

         FASB ASC 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of March 31, 2011 the Company had no derivative or other financial assets or liabilities required to be reported at fair value. In accordance with FSP 157-2, the Company has not applied the provisions of ASC 820 to its asset retirement obligations.

Note 5 - Short Term Notes Payable

         On January 28, 2011 the Company received debtor-in-possession financing ("DIP Financing") pursuant to a credit agreement (the "DIP Credit Agreement") with a new lender. The DIP Credit Agreement provided loan advances up to an aggregate of $14,700,000, and matures May 28, 2011 (total term of 120 days from the date of closing). The Company borrowed a total of approximately $14.0 million under the DIP Credit Agreement and the proceeds were used to pay the allowed, secured claims for certain ad valorem property taxes, amounts due to under Prepetition Note (defined below) and to fund $100,000 for the Company's bankruptcy estate if no plan or reorganization is approved.

         The DIP Credit Agreement specifies interest at the rate of 10% per annum for the 60 days following the date of closing and 12% per annum through loan maturity. Accumulated interest and principal is due in full at maturity. The DIP Financing lender obtained a valid and perfected first priority security interest in and liens on all the collateral including, but not limited to: (a) the Company's interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of the Company.

         On  February  16,  2011,  the   Bankruptcy   Court  approved  an  order
authorizing the sale of substantially all of the Company's assets to the DIP Financing lender for $20.0 million. Effective March 1, 2011, the Company sold substantially of its assets to the DIP Financing Lender (see Note 3 - Discontinued Operations). On March 14, 2011, all outstanding principal and accrued interest totaling $14,829,250 were paid and the DIP Credit Agreement was cancelled.

         Through January 28, 2011, the Company had a note payable (the "Prepetition Note") outstanding under the terms of a Term Credit Agreement with a financial institution (the "Prepetition Lender"). The original principal balance of $12,240,000 outstanding under the Prepetition Note was initially due and payable on October 31, 2008, with interest accruing at a rate equal to the greater of (a) 12% per annum; and (b) the one-month LIBOR rate plus 6% per annum. The Prepetition Note was amended on October 22, 2008 (the "First Amendment"), to extend the maturity date from October 31, 2008 to April 30, 2009. In consideration of the six month extension and other terms included in First Amendment, the Company made a principal payment on the Prepetition Note in the amount of $2,240,000, resulting in a new loan balance of $10,000,000. The maturity date of the Prepetition Note was amended several times after April 30, 2009, with a final maturity date of October 15, 2009. In connection with these amendments to the maturity date of the Prepetition Note, the Company granted the Prepetition Lender various additional consideration, including overriding royalty interests and net profits interests. Payment of the principal balance of approximately $10,188,000, plus accrued interest, was not made on October 15, 2009, and therefore, an event of default occurred under the Term Credit Agreement, as amended. In connection with the DIP Financing, the Prepetition Note was paid in full on January 28, 2011.

         The Company has filed an adversary action in the Bankruptcy Court against the Prepetition Lender in an effort to avoid certain of the interests previously assigned to the Prepetition Lender (see Note 7 - Commitments and Contingencies).

Note 6 - Convertible Promissory Notes Payable

         On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000. One hundred thousand dollars of the Promissory Notes were issued to officers and/or directors ($25,000 each). The remainder of the Promissory Notes was issued to existing shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes. The Promissory Notes matured on

November 1, 2010, and all obligations and payments due under the Promissory Notes are subordinate to the Company's senior debt. As a result of the Company's Chapter 11 bankruptcy filing described in Notes 1 and 2 above, the Company was not able to pay principal and accumulated interest on the Promissory Notes when due. Subject to certain exceptions under the Bankruptcy Code, the Company's bankruptcy filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date.

Note 7 - Commitments and Contingencies

Commitments
-----------

         On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against the holder of the then senior secured note payable (see
NOTE 6 - Short Term Note Payable) seeking to avoid certain ownership interests assigned to the Lender in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010, the Lender filed a motion with the Court to dismiss the complaint. On October 21, 2010, the Court issued an order on the Motion to Dismiss dismissing three of the nine claims made in the adversary action. The Company is actively pursuing the remaining claims. The Company is unable to predict a likely outcome or estimate the possible benefit should the Company prevail in the litigation.

Bankruptcy Proceedings
----------------------

         On October 28, 2009, the Company filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Colorado During the pendency of the Chapter 11 proceedings, the Company operates the business as a debtor-in-possession in accordance with the provisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. All pending or threatened litigation or claims involving the Company were automatically stayed as a result of this Bankruptcy Filing, and all such claims may be subject to compromise or modification through the terms of any Plan of Reorganization filed by the Company in the Chapter 11 proceedings.

Litigation
----------

     In a letter dated February 18, 2009 sent to each of the Company's Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. The Company cannot predict the likelihood of a lawsuit being filed, its possible outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in any such lawsuit. Any suit against the Company is stayed by the Chapter 11 case, and, insofar as these claims are asserted against the Company, they are subject to the claim process imposed by the Bankruptcy Code and the possible subordination under Section 510(b) of the Bankruptcy Code. The purchasers have filed a Proof of Claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations. In June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims.

         A former supplier to the Company filed a Proof of Claim with the Bankruptcy Court for alleged liquidated damages resulting from the Company's filing for bankruptcy. In November 2010, the Company agreed to a settlement of $375,000 with the former supplier, which the Bankruptcy Court approved as an unsecured claim in December 2010. This amount is included in discontinued operations on the accompanying statements of operations.

         A law firm that was formerly counsel to the Company filed a Proof of Claim for Prepetition fees, to which the Company has objected with the Bankruptcy Court. No hearing on the matter has yet been held.

         A former officer of the Company filed a Proof of Claim for wages and benefits, to which the Company has objected with the Bankruptcy Court. No hearing on the matter has yet been held.

         GasRock filed a Proof of Claim for attorney's fees and costs related to the Chapter 11 case generally, and to the litigation pending between GasRock and the Company. The Company has objected to these fees on various grounds, and no hearings on these objections have been held.

Note 8 - Stockholders' Equity

         The Company's capital stock as of March 31, 2011 and 2010 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share.

Issuance of Common Stock
------------------------

         During the year ended March 31, 2011, there were no issuances or cancellations of common stock.

         During the year ended March 31, 2010, activity in the Company's common stock consisted of the following:

     - issued 500,000 shares to an officer of the upon the exercise of stock options;
     -    cancelled 200,000 of non-vested shares previously issued to directors

Warrants
--------

         In connection with sale of common stock and other securities in the fiscal year ended March 31, 2007, the Company issued warrants to purchase shares of common stock. The following is a summary of warrants outstanding as of March 31, 2011:


                                                          Warrants           Exercise Price          Expiration Date
                                                     -------------------    ------------------    -----------------------

Warrants issued in connection with the following:

Private placement of common stock                    45,940,510             $1.50                          March 30, 2012
Private placement of convertible notes payable       6,996,322              $1.50                          March 30, 2012
Private placement agent commissions                  1,445,733              $1.50                          March 30, 2012
Acquisition of oil and gas properties                250,000                $1.50                       December 22, 2011
                                                     -------------------
  Total warrants outstanding at March 31, 2011       54,632,565
                                                     ===================

Note 9 - Share-Based Compensation

         Share-based awards to employees and directors are accounted for under FASB ASC 718 "share-Based Payment FASB SAC 718 requires companies to recognize share-based payments to employees as compensation expense using a fair value method. Under the fair value recognition provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period on a straight-line basis, which generally represents the vesting period. The Company did not recognize a tax benefit from the stock compensation expense because it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

         The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date, the expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire).

         Prior to the adoption of FASB ASC 718, the Company reflected tax benefits from deductions resulting from the exercise of stock options as operating activities in the statements of cash flows. FASB ASC 718 requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of FASB ASC 718. As a result of the Company's net operating losses, the excess tax benefits, which would otherwise be available to reduce income taxes payable, have the effect of increasing the Company's net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the statements of cash flows for the years ended March 31, 2011 and 2010.

Chief Executive Officer (CEO) and Non-Executive Director Option Grants
----------------------------------------------------------------------

         On May 15, 2006, in connection with an employment agreement, the Company granted its President and CEO options to purchase up to 4,000,000 shares of Company common stock at an exercise price of $0.00001 per share. The options vest as follows: (i) 1,000,000 shares upon execution of the employment agreement, (ii) 1,000,000 shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,000,000 shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,000,000 shares from June 1, 2008 to May 31, 2010 at the rate of 250,000 shares per completed quarter of service. In the event the employment agreement is terminated, the CEO will be allowed to exercise all options that are vested. All unvested options shall be forfeited. The options have no expiration date.

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

         The expected term of options granted was based on the expected term of the warrants included in the Units described above. The expected volatility was based on historical volatility of the Company's common stock price. The risk free rate was based on the one-year U.S Treasury bond rate for the month of July 2006.

         The Company recognized the remaining stock compensation expense attributable to these options of $105,875 during the ended March 31, 2010. All compensation expense relating to these options had been recognized prior to the termination of the CEO on October 2, 2009.

         On October 27, 2009, in conjunction with the execution of Management Retention Agreements (the "Retention Agreement"), the Company's new CEO and each of the Company's three non-executive directors was granted options to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.035 per share. The options expire on December 31, 2019 and are exercisable as follows: 1) 10% on the date of grant; and 2) 90% on or after the earliest to occur of: i) November 1, 2010; ii) the confirmation by the court of a reorganization plan for the Company filed with the Bankruptcy Court; iii) the dismissal of the Company from Chapter 11 bankruptcy with approval of the Bankruptcy Court; iv) an event of merger, consolidation, sale of assets or other transaction which results in the holders of the Company's common stock immediately after such transaction owning less the 50% of the stock outstanding immediately before any such transaction(s); v) any other Change of Control, as defined in the Retention Agreement; or vi) a Voluntary Termination for Good Reason, as defined in the Retention Agreement.

         The Company determined the fair value of the options to be $0.0255 per underlying common share. The value was determined using the Black-Scholes valuation model using the following assumptions:


Volatility                                                   125.14%
Expected option term                                        3 years
Risk-free interest rate                                        5.22%
Expected dividend yield                                        0.00%

         The Company recognized stock based compensation expense relating to the new CEO's and non-executive Director's options of $134,000 and $121,000 for the fiscal years ended March 31, 2011 and 2010, respectively. As of March 31, 2011, all outstanding options were vested.

2006 Stock Incentive Plan
-------------------------

         On March 30, 2007, the 2006 Stock Incentive Plan (the 2006 Stock Incentive Plan) was approved by the shareholders and was effective October 2, 2006. The 2006 Stock Incentive Plan had previously been approved by the Company's Board of Directors. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10,000,000 shares of Rancher Energy common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended March 31, 2011 no options were granted under the 2006 Stock Incentive Plan. During the year ended March 31, 2010, options to purchase 1,700,000 of the Company's stock were granted to two employees and one non-employee under the 2006 Stock Incentive Plan.

         The fair value of the options granted under the 2006 Stock Incentive Plan during fiscal 2010 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility                                                        125.14%
Expected option term                                             3 years
Risk-free interest rate                                             5.22%
Expected dividend yield                                             0.00%

         The expected volatility was based the volatility of the Company's common stock for a period of time equivalent to the expected term. The expected term of options granted was estimated in accordance with the simplified method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107 and SAB No 110. The risk free rate was based on the three-year U.S Treasury note rate.

         The following table summarizes stock option activity for the year ended March 31, 2011 and 2010:


                                                              2011                                         2010
                                            -----------------------------------------    -----------------------------------------
                                                                   Weighted Average                             Weighted Average
                                            Number of Options       Exercise Price       Number of Options       Exercise Price
                                            -------------------    ------------------    ------------------    -------------------

Outstanding at beginning of year
                                           $
    Non-qualified                                  10,000,000       $0.00001                      500,000      $0.00001
    2006 Plan                                       2,206,000       $  0.154                      576,000      $0.612
Granted

    Non-qualified                                           -       $             -            10,000,000      $0.035
    2006 Plan                                               -       $             -             1,700,000      $0.035
Exercised
    Non-qualified                                           -       $             -              (500,000)     $0.00001
    2006 Plan                                               -       $             -
Cancelled
    Non-qualified                                           -       $             -                     -      -
    2006 Plan                                        (765,000)      $ 0.279                       (70,000)     $0.984
                                            -------------------                          ------------------
Outstanding at March 31,
    Non-qualified                                  10,000,000       $  0.035                   10,000,000      $0.035
                                            ===================    ==================    ==================    ===================
    2006 Plan                                       1,441,000       $ 0.0875                    2,206,000      $0.154
                                            ===================    ==================    ==================    ===================
Exercisable at March 31,
    Non-qualified                                  10,000,000       $ 0.035                     1,000,000      $0.035
                                            ===================    ==================    ==================    ===================
    2006 Plan                                       1,441,000       $ 0.0875                      516,667      $0.40
                                            ===================    ==================    ==================    ===================


                  The following table summarizes information related to the outstanding and vested options as of March 31, 2011:


                                                         Outstanding Options      Vested Options
                                                        -------------------     --------------------

  Number of shares
       Non-qualified                                                                     10,000,000
                                                                10,000,000
       2006 Plan
  Weighted average remaining contractual life
       Non-qualified                                             3.6 years                3.6 years
       2006 Plan                                                 3.5 years                3.5 years
                    Weighted average exercise price
       Non-qualified                                            $ 0.035                  $ 0.035
       2006 Plan                                                $ 0.0875                 $ 0.0875
  Aggregate intrinsic value
       Non-qualified                                            $(50,000)                $(50,000)
                                                                $(82,825)                $(82,825)

         The following table summarizes changes in the unvested options for the years ended March 31, 2011 and 2010:

                                                                Weighted
                                                                 Average
                                       Number of               Grant Date
                                        Options               Fair Value
                                   -------------------     --------------------

  Non-vested, April 1, 2009
                Non-qualified                250,000         $          0.42
                2006 Plan                    366,000         $          0.27
                                   -------------------
                Total                        616,000         $          0.33
                                   -------------------
  Granted-
                Non-qualified             10,000,000         $       0.02545
                2006 Plan                  1,700,000         $       0.02545
                                   -------------------
                Total                     11,700,000         $       0.02545
                                   -------------------
  Vested-
                Non-qualified             (1,250,000)        $       0.10506
                2006 Plan                   (338,334)        $       0.13791
                                   -------------------
                Total                     (1,588,334)        $       0.01121
                                   -------------------
  Cancelled-
                2006 Plan                    (37,333)        $        0.4996
                                   -------------------

  Non-vested, March 31, 2010
                Non-qualified              9,000,000         $       0.02545
                2006 Plan                  1,690,333         $       0.04514
                                   -------------------
                Total                     10,690,333         $       0.02856
                                   ===================     ====================
  Granted-
                Non-qualified                      -         $           -
                2006 Plan                          -         $           -
                                   -------------------
                Total                              -         $           -
                                   -------------------
  Vested-
                Non-qualified             (9,000,000)        $       0.02545
                2006 Plan                 (1,225,333)        $       0.04359
                                   -------------------
                Total                    (10,225,333)        $       0.02774
                                   -------------------
  Cancelled-
                 2006 Plan                  (465,000)        $        0.1343
                                   -------------------

  Non-vested, March 31, 2011
                Non-qualified                      -         $           -
                2006 Plan                          -         $           -
                                   -------------------
                Total                              -         $           -
                                   ===================     ====================

         The total intrinsic value, calculated as the difference between the exercise price and the market price on the date of exercise of all options exercised during the years ended March 31, 2011 and 2010, was approximately $132,825 and $9,700, respectively. No options were exercised during the year ended March 31, 2011. The Company received $5 for stock options exercised during the year ended March 31, 2010. The Company did not realize any tax deductions related to the exercise of stock options for either year.

Note 10 - Income Taxes

         The effective income tax rate for the years ended March 31, 2011 and 2010 differs from the U.S. Federal statutory income tax rate due to the following:


                                                     2011                   2010
                                             --------------------   ---------------------

Federal statutory income tax rate                    $   236,000            $  7,092,000
State income taxes, net of Federal benefit                 1,000                  21,000
Permanent items                                        (254,000)               (168,000)
Other                                                     57,000                  68,000
Change in valuation allowance                           (40,000)             (7,013,000)
                                             --------------------   ---------------------

                                             $                -      $                -
                                             ====================   =====================

         The components of the deferred tax assets and liabilities as of March 31, 2011 and 2010 are as follows:


                                                      2011                   2010
                                               -------------------    --------------------

Long-term deferred tax assets:
  Federal net operating loss carryforwards       $    29,903,000        $     11,663,000
  Asset retirement obligation                               -                    502,000
  Stock-based compensation                               761,000                 714,000
  Accrued expenses                                       132,000                   6,000
  Property, plant and equipment                             -                 17,797,000
Long-term deferred tax liabilities:
  Property, plant and equipment                          (75,000)                   -
Valuation allowance                                  (30,721,000)            (30,682,000)
                                               -------------------    --------------------
Net long-term deferred tax assets                $          -           $           -
                                               ===================    ====================

         The  Company  has  net  operating  loss  carryovers  of   approximately
$85,200,000 as of March 31, 2011. The Company's net operating losses begin to expire in 2024.

         The Company has provided a full valuation allowance for the deferred tax assets as of March 31, 2011 an 2010, based on the likelihood that the deferred tax assets will not be utilized in the future.

Note 11 - Related Party Transactions

         A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $113,313 and $72,768 during the years ended March 31, 2011 and 2010, respectively. The amount owed to the law firm was approximately $54,000 and $6,700 as of March 31, 2011 and 2010, respectively.

         A director of the Company is a partner in a firm that provides field supervision and consulting services to the Company. The Company incurred fees and expenses to the firm in the amount of $108,969 and $68,907 during the years ended March 31, 2011 and 2010, respectively. The amount owed to the firm was $7,000 and $23,000 as of March 31, 2011 and 2010, respectively.

Note 12 - Disclosures About Oil and Gas Producing Activities (Discontinued Operations)

Costs Incurred in Oil and Gas Producing Activities:

         Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows:

                                          For the Year Ended March 31,
                                            2011                 2010
                                      ------------------    ----------------
Exploration                            $        31,953      $        19,181
Development                                    166,600               82,963
Acquisitions:
Unproved                                              -                   -
Proved                                                -                   -
                                      ------------------    ----------------
Total                                  $        198,553        $    102,144

Costs associated with asset
        retirement obligations         $              -     $       (18,747)
                                      ==================    ================

Oil and Gas Reserve Quantities (Unaudited):

         The Company had no reserves as of March 31, 2011. For the year ended March 31, 2010, Ryder Scott Company, L.P. prepared the reserve information for the Company's Cole Creek South, South Glenrock B, South Glenrock A, and Big Muddy Fields in the Powder River Basin.

         Proved oil and gas reserves, as defined in Regulation S-X., Rule 4-10(a)(22), are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company's proved reserves were located in the continental United States.

         Presented below is a summary of the changes in the Company's estimated oil reserves (in barrels) for the years ended March 31, 2011 and 2010 (the Company did not have any natural gas reserves).


                                                           2011                  2010
                                                     ------------------    ------------------

Total proved:
Beginning of year                                             851,179             1,166,702
Purchases, sales and assignments of minerals
        in-place                                             (790,212)              (51,235)
Production                                                    (60,967)              (56,818)
Revisions of previous estimates                                     -              (207,470)
                                                     ------------------    ------------------
End of year                                                         -               851,179
                                                     ==================    ==================

Proved developed reserves:                                          -               815,138
                                                     ==================    ==================


Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

         FASB ASC 932, "Disclosures about Oil and Gas Producing Activities" prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

         Future cash inflows were determined by applying average first day of month prices received for the previous year, including transportation, quality, and basis differentials ("net prices", and production and development costs in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Each property the Company operated was also charged with field-level overhead in the estimated reserve calculation. Estimated future income taxes were computed using current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows were reduced to present value amounts by applying a 10% annual discount factor.

         Future operating costs were determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period, using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities.

         The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. With the sale of all of the Company's properties in March 2011, the standardized measure of discounted future net cash flows is $0. The price, as adjusted for transportation, quality, and basis differentials, used in the calculation of the standardized measure for the year ended March 31, 2010 was $61.66 per barrel of oil. The Company properties did not produce marketable quantities of natural gas.

         The following summary sets forth the Company's future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC 932:


                                                                      As of March 31,         As of March 31,
                                                                           2011                    2010

Future cash inflows                                                  $            -           $      54,752,000
Future production costs                                                           -                 (34,313,000)
Future development costs                                                          -                    (600,000)
Future income taxes                                                               -                          -
                                                                    --------------------    --------------------
Future net cash flows                                                             -                  19,839,000
10% annual discount                                                               -                 (10,089,000)
                                                                    --------------------    --------------------
Standardized measure of discounted future net cash flows             $            -           $       9,750,000
                                                                    ====================    ====================

         The principal sources of change in the standardized measure of discounted future net cash flows are:


                                                            For the year           For the year
                                                           ended March 31,        ended March 31,
                                                                2011                   2010
                                                           ----------------      -----------------

Standardized measure of discounted future net cash         $      9,750,000      $       8,724,000
  flows, beginning of year
Sales of oil and gas produced, net of production costs           (1,835,000)            (1,522,000)
Net changes in prices and production costs                             -                 3,114,000
Purchase, sales and assignments of minerals in-place             (8,890,000)              (661,000)
Revisions of previous quantity estimates                               -                (2,675,000)
Changes in future development costs                                    -                   828,000
Accretion of discount                                               975,000                872,000
Changes in timing and other                                            -                 1,070,000
                                                           -----------------       ----------------
Standardized measure of discounted future                  $           -            $    9,750,000
  net cash flows, end of year
                                                           =================       ================

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RANCHER ENERGY CORP.

Dated: July 12, 2011
                                        By: /s/ Jon C. Nicolaysen
                                            ------------------------------------
                                            Jon C. Nicolaysen, Chief Executive
                                            Officer & Principal Accounting
                                            Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2011
                                        RANCHER ENERGY CORP.


                                        /s/ Jon C. Nicolaysen
                                        ----------------------------------------
                                        Jon C. Nicolaysen, Chief Executive
                                        Officer & Director


                                        /s/ A.L. Sid Overton
                                        ----------------------------------------
                                        A.L. Sid Overton, Director


                                        /s/ Mathijs van Houweninge
                                        ----------------------------------------
                                        Mathijs van Houweninge, Director


                                        /s/ Jeffrey B. Bennett
                                        ----------------------------------------
                                        Jeffrey B. Bennett, Director