Form 10-Q
period 2011-06-30
RANCHER ENERGY CORP.
filed 2011-08-19
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      For the transition period from _____________ to ___________________.

                        Commission file number: 000-51425

                              Rancher Energy Corp.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                         98-0422451
---------------------------------              ---------------------------------
(State or other jurisdiction of                    (I.R.S. Employer Identifi-
 incorporation or organization)                           cation No.)


                           999 18th Street, Suite 2700
                                Denver, CO 80202
                    (Address of principal executive offices)

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

As of August 15, 2011, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

                                        Table of Contents
                                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets - June 30, 2011 (unaudited) and March 31, 2011................................4

         Statements of Operations (Unaudited) for Three Months Ended
           June 30, 2011 and 2010.....................................................................5

         Statement of Changes in Stockholders' Equity for the Three Months Ended
           June 30, 2011 (unaudited)..................................................................6

         Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2011 and 2010.......7

         Notes to Financial Statements (Unaudited)....................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................20

Item 4.  Controls and Procedures.....................................................................21


                                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................................22

Item 1A. Risk Factors................................................................................22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.................................22

Item 3.  Defaults Upon Senior Securities.............................................................22

Item 4.  Rescinded and Reserved......................................................................22

Item 5.  Other Information...........................................................................23

Item 6.  Exhibits....................................................................................23

SIGNATURES...........................................................................................24

                                 Part I - Financial Information




Item 1.   Financial Statements

                                      Rancher Energy Corp.
                                     (Debtor-in-possession)
                                         Balance Sheets

                                                                                      June 30, 2011       March 31, 2011
                                                                                    -------------------- --------------------
                                 ASSETS                                                (unaudited)
                                 ------
Current assets:
   Cash and cash equivalents                                                          $     3,319,231     $      3,883,228
   Restricted cash                                                                            500,066              500,066
   Accounts receivable and prepaid expenses                                                   424,485              420,875
   Current assets of discontinued operations                                                  474,619               45,229
                                                                                    -----------------------------------------
        Total current assets                                                                4,718,401            4,849,398
                                                                                    -----------------------------------------

Furniture and equipment, net of accumulated depreciation of $139,150
   and $127,662 respectively                                                                  198,532              210,020
Deposits and other assets                                                                     200,350                  350
Long-term assets of discontinued operations                                                      -                 814,354
                                                                                    -----------------------------------------
        Total other assets                                                                    398,882            1,024,724
                                                                                    -----------------------------------------

            Total assets                                                              $     5,117,283     $      5,874,122
                                                                                    =========================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities - post petition                           $       660,600     $      1,155,151
   Current liabilities of discontinued operations                                              39,463               58,191
                                                                                    -----------------------------------------
        Total current liabilities, not subject to compromise                                  700,063            1,213,342

Liabilities subject to compromise                                                           1,137,038            1,136,928
                                                                                    -----------------------------------------

        Total liabilities                                                                   1,837,101            2,350,270
                                                                                    -----------------------------------------

Commitments and contingencies (Notes 2, 4 and 5)

Stockholders' equity:
    Common stock, $0.00001 par value, 275,000,000 shares authorized at June 30,
   2011 and March 31, 2011; 119,316,723 shares issued and outstanding at June
     30, 2011 and March 31, 2011                                                                1,194                1,194
   Additional paid-in capital                                                              93,193,008           93,193,008
   Accumulated deficit                                                                    (89,914,020)         (89,670,350)
                                                                                    -----------------------------------------
          Total stockholders' equity                                                        3,280,182            3,523,852
                                                                                    -----------------------------------------

          Total liabilities and stockholders' equity                                  $     5,117,283     $      5,874,122
                                                                                    =========================================


           The accompanying notes are an integral part of these financial statements.
                                               4


                                      Rancher Energy Corp.
                                     (Debtor-in-possession)
                                    Statements of Operations
                                           (Unaudited)

                                                                                              For Three Months Ended
                                                                                                     June 30,
                                                                                      -----------------------------------------
                                                                                              2011                   2010
                                                                                      -------------------     -----------------

Revenue                                                                                $             -         $            -
                                                                                      -------------------     -----------------

Operating expenses:
     General and administrative expenses                                                        222,814                 381,413
     Depreciation and amortization                                                               11,488                  28,769
                                                                                      -------------------     -----------------
          Total operating expenses                                                              234,302                 410,182
                                                                                      -------------------     -----------------

        Loss from operations                                                                   (234,302)               (410,182)
                                                                                      -------------------     -----------------

Other income (expense):
     Interest expense and financing costs                                                        (5,934)                 (4,387)
     Interest and other income                                                                  100,485                  11,342
                                                                                      -------------------     -----------------
          Total other income                                                                     94,551                   6,955
                                                                                      -------------------     -----------------

            Loss before reorganization items and discontinued operations                       (139,751)               (403,227)

Reorganization items -
     professional and legal fees                                                                (97,596)               (140,475)
                                                                                      -------------------     -----------------

            Loss from continuing operations                                                    (237,347)               (543,702)

Discontinued operations -
     loss from discontinued operations                                                           (6,323)               (416,589)
                                                                                      -------------------     -----------------

              Net loss                                                                 $       (243,670)       $       (960,291)
                                                                                      ===================     =================

     Net loss per share from continuing operations                                     $          (0.00)       $         (0.00)
                                                                                      ===================     =================
     Net loss per share from discontinued operations                                   $          (0.00)       $         (0.00)
                                                                                      ===================     =================
     Basic and diluted net loss per share                                              $          (0.00)       $         (0.01)
                                                                                      ===================     =================

     Basic and diluted weighted average shares outstanding                                  119,316,723            119,316,723
                                                                                      ===================     =================



           The accompanying notes are an integral part of these financial statements.

                                               5


					     Rancher Energy Corp.
	                          Statement of Changes in Stockholders' Equity
	                            For the Three Months Ended June 30, 2011
	                                           (Unaudited)


                                                                                                                    Total
                                                                         Additional           Accumulated       Stockholders'
                                           Shares         Amount      Paid-In Capital           Deficit            Equity
                                           ------         ------      ---------------           -------            ------

Balance, April 1, 2011                    119,316,723      $1,194    $     93,193,008  $      (89,670,350)  $     3,523,852

  Net loss                                          -           -                 -              (243,670)         (243,670)

                                       ----------------- ----------- ----------------- -------------------- -----------------
Balance, June 30, 2011                    119,316,723      $1,194    $     93,193,008  $      (89,914,020)   $    3,280,182
                                       ================= =========== ================= ==================== =================

















           The accompanying notes are an integral part of these financial statements.
                                                6


                                      Rancher Energy Corp.
                                     (Debtor-in-possession)
                                    Statements of Cash Flows
                                           (unaudited)



                                                                                                   Three Months Ended June 30,
                                                                                            ----------------------------------------
                                                                                                 2011                    2010
                                                                                            -----------------    -------------------



Cash flows from operating activities:

      Net loss                                                                                $    (243,670)      $       (960,291)


Adjustments to reconcile net loss from continuing operations to cash used for operating activities, before reorganization items:

      Loss from discontinued operations								      6,323		   416,589

      Reorganization items, net                                                                      97,596                140,475

      Depreciation and amortization                                                                  11,488                 28,769

      Stock-based compensation expense                                                                  -                   75,059

Changes in operating assets and liabilities:

      Accounts receivable, prepaid expenses and other assets                                         (3,610)                (7,905)

      Accounts payable and accrued liabilities                                                     (329,980)               299,202
                                                                                            -----------------    -------------------
        Net cash used for operating activities, before reorganization items                        (461,853)                (4,812)


Operating cash flows used for reorganization activities -

      professional fees for services rendered in connection with the Chapter 11
      proceeding                                                                                   (262,057)              (161,458)
                                                                                            -----------------    -------------------

        Net cash used for operating activities                                                     (723,910)              (166,270)
                                                                                            -----------------    -------------------
Cash flows used for investing activities -

      purchases of furniture, fixtures and equipment                                                    -                   (5,177)
                                                                                            -----------------    -------------------

Discontinued operations:

      Operating cash flows                                                                          159,913                426,306

      Investing cash flows                                                                                -               (145,512)
                                                                                            -----------------    -------------------

        Net cash provided by discontinued operations                                                159,913                280,794
                                                                                            -----------------    -------------------


 (Decrease) increase in cash and cash equivalents                                                  (563,997)               109,347

Cash and cash equivalents, beginning of period                                                    3,883,228                372,286
                                                                                            -----------------    -------------------

Cash and cash equivalents, end of period                                                      $   3,319,231        $       481,633
                                                                                            =================    ===================

   The accompanying notes are an integral part of these financial statements.
                                        7

                              Rancher Energy Corp.
                             (Debtor-in-possession)
                          Notes to Financial Statements
                                   (unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

         Rancher Energy Corp. ("Rancher Energy" or the "Company") was incorporated in the state of Nevada on February 4, 2004. The Company's operations have included acquisition of, exploration for, development and production of oil and natural gas. These activities have historically concentrated on applying secondary and tertiary recovery technology to older, previously productive fields in North America.

Basis of Presentation

         The accompanying unaudited financial statements include the accounts of the Company's wholly owned subsidiary, Rancher Energy Wyoming, LLC, a Wyoming limited liability company that was formed on April 24, 2007. In management's opinion, the Company has made all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows. The financial statements should be read in conjunction with financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2011. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2011. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

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

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, the petition raises substantial doubt about the Company's ability to remain a going concern. The Company's continuation as a going concern may be contingent upon, among other things, (i) acquiring assets; (ii) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. We are currently evaluating various courses of action with respect to our operations when, and if, we exit from bankruptcy. There can be no assurance that any our efforts to do so will be successful. The accompanying financial statements do not include any adjustments that might result should we be unable to continue as a going concern. In the event the Company's restructuring activities are not successful, certain adjustments in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used may be necessary.

         Financial Accounting Standards Board (FASB) Accounting Standards Codification (FASB ASC) 852-10 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a

Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the period ending December 31, 2009. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash flows from reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted FASB ASC 852-10 effective on October 28, 2009 and currently segregates those items as outlined above for all reporting periods.

Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of oil and gas reserves, assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company has relied on estimates of oil and gas reserve quantities, and estimates of the useful lives of fixed assets, as the basis for calculations of depletion, depreciation, and amortization (DD&A) and impairment, which have historically represented a significant component of the financial statements.

Accounts Receivable

         Accounts receivable include $250,000 due in connection with the sale of the Company's oil and gas properties. Additionally, legal expenses incurred through June 30, 2011 of approximately $76,000 relating to the Company's pending litigation (see Note 5 - Contingencies below) are also reimbursable from the purchaser of the Company's oil and gas properties.

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

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially all of the Company's assets in March 2011 resulted in the Company having no oil and gas properties at June 30, 2011.

Net Loss Per Share

         Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing adjusted net loss by the weighted-average of common shares outstanding, including the effect of other dilutive securities. The Company's potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase the Company's common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

         The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                    For the Three Months Ended June 30,
                                    -----------------------------------
                                        2011                 2010
                                   ---------------       --------------
        Dilutive                         -                     -
        Anti-dilutive                66,073,564           66,838,564

Reclassification

         Certain amounts prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net loss.

Other Significant Accounting Policies

         Other accounting policies followed by the Company are set forth in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2011, and are supplemented in the Notes to Financial Statements (unaudited) in this Quarterly Report on Form 10-Q for the three months ended June 30, 2011. These unaudited financial statements and notes should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2011.

Recent Accounting Pronouncements

         There were various updates issued recently, none of which are expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

         No assurance can be provided as to what values, if any, will be ascribed in the bankruptcy proceedings to the Company's prepetition liabilities, common stock and other securities. Based upon the status of the Company's plan of reorganization, it is uncertain whether holders of our securities will receive any payment in respect of such securities.

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

         In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' prepetition obligations, set forth the revised capital structure of the newly reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company did not reject any leases during the three months ended June 30, 2011.

         The Company sold substantially all of its assets effective March 1, 2011 and the currently proposed plan of reorganization restricts the Company's management to liquidating the Company's assets and making distributions on allowed claims until all allowed claims are satisfied and reserves are established for disputed claims. When and if all allowed claims are satisfied or fully reserved for, it is not known at this time whether the Company will commence new business opportunities or liquidate, and the mechanism for making this determination has yet to be established. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) acquiring assets; (ii) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently evaluating various courses of action to address the operational issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. No adjustments to liabilities were recognized during the three months ended June 30, 2011.

         Further, a plan of reorganization could materially change the amounts and classifications reported in our financial statements. Our historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

         Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied or reserved for in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities.

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

Liabilities Subject to Compromise

         Liabilities subject to compromise include the following prepetition liabilities:


                                               June 30, 2011          March 31, 2011
                                            -------------------     ------------------

Accounts payable, trade                      $      176,726          $      176,616
Other payables and accrued liabilities              820,312                 820,312
Convertible notes payable                           140,000                 140,000
                                                                    ------------------
                                            -------------------
                                             $    1,137,038          $    1,136,928
                                            ===================     ==================

Note 3 - Discontinued Operations

          In March 2011, we completed the sale of all of our oil and gas properties and substantially all fixed assets. The financial results of our business related to oil and gas operations have been classified as discontinued operations in our Statements of Operations for all periods presented. The following summarizes components of loss from the Company's discontinued operations for the three months ended June 30, 2011 and 2010:


                                                              2011                   2010
                                                       ------------------    -------------------

Revenue                                                  $            -       $     1,177,049
                                                       ------------------    -------------------

Operating expenses                                                2,283             1,134,544
                                                       ------------------    -------------------

Operating income (loss) from discontinued operations             (2,283)               42,505

Other expenses from discontinued operations, net                 (4,040)             (459,094)
                                                       ------------------    -------------------

       Net loss from discontinued operations              $      (6,323)      $      (416,589)
                                                       ==================    ===================

         The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities included in the accompanying balance sheets:


                                                                 June 30, 2011            March 31, 2011
                                                                -------------------    ------------------

Assets:

Current assets of discontinued operations:
     Accounts receivable                                          $        3,265         $       45,229
     Deposits and other assets                                           471,354                    -
                                                                -------------------    ------------------
                                                                         474,619                 45,229
                                                                -------------------    ------------------

Long-term assets of discontinued operations - other
    assets                                                                   -                  814,354
                                                                -------------------    ------------------

          Total assets of discontinued operations                 $      474,619         $      859,583
                                                                ===================    ==================

Liabilities:


Current liabilities of discontinued operations -
     accounts payable and accrued liabilities                     $       39,463         $       58,191
                                                                ===================    ==================

Note 4 - Convertible Promissory Notes Payable

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

Note 5 - Contingencies

Pending Litigation

         On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against the former holder of a senior secured note payable seeking to avoid certain ownership interests assigned to the Company's previous lender in connection with the Term Credit Agreement and amendments thereto and seeking other damages. On March 18, 2010, the Company's previous lender filed a motion with the Court to dismiss the complaint. On October 21, 2010, the Court issued an order on the Motion to Dismiss dismissing three of the nine claims made in the adversary action. The Company is actively pursuing the remaining claims. The Company is unable to predict a likely outcome or estimate the possible benefit should the Company prevail in the litigation. In connection with the sale of the Company's oil and gas properties in March 2011, the purchaser has agreed to reimburse up to $250,000 of legal expenses incurred in connection with this adversary action.

Threatened Litigation

         In a letter dated February 18, 2009 sent to each of the Company's Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. The Company cannot predict the likelihood of a lawsuit being filed, its possible outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in any such lawsuit. Any suit against the Company is stayed by the Chapter 11 case, and, insofar as these claims are asserted against the Company, they are subject to the claim process imposed by the Bankruptcy Code and the possible subordination under Section 510(b) of the Bankruptcy Code. The purchasers have filed Proofs of Claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations. On January 24, 2011, the Company filed objections to these claims seeking disallowance and in June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims. The merits of the claims otherwise have not yet been addressed by the Bankruptcy Court and the matter therefore remains open and subject to appeal.

Note 6 - Income Taxes

         As of June 30, 2011, because the Company believes that it is more likely than not that its net deferred tax assets, consisting primarily of net operating losses, will not be utilized in the future, the Company has fully provided for a valuation of its net deferred tax assets.

         The Company is subject to United States federal income tax and income tax from multiple state jurisdictions. Currently, the Internal Revenue Service is not reviewing any of the Company's federal income tax returns, and agencies in states where the Company conducts business are not reviewing any of the Company's state income tax returns. All tax years remain subject to examination by tax authorities, including for the period from February 4, 2004 through March 31, 2011.

Note 7 - Share-Based Compensation

Grant of Options to Directors

         On October 27, 2009, in conjunction with the execution of Management Retention Agreements (the "Retention Agreement"), each of the Company's four directors was granted options to purchase 2,500,000 share of the Company's common stock at an exercise price of $0.035 per share.

         The Company recognized stock based compensation expense relating to the directors' options of $57,269 for the three months ended June 30, 2010. As of June 30, 2011, all directors' options have vested and there was no remaining compensation expense to be recognized.

2006 Stock Incentive Plan

         As of June 30, 2011, there were 1,441,000 options outstanding under the 2006 Stock Incentive Plan and 8,559,000 options are available for issuance. The company recognized stock based compensation expense of $17,790 during the three months ended June 30, 2010. At June 30, 2011, and there was no remaining compensation expense to be recognized.

Note 8 - Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. Legal fees and expenses from the law firm in the amount of approximately $27,000 and $12,000 during the three months ended June 30, 2011 and 2010, respectively, are included in the accompanying statements of operations. As of June 30, 2011, the Company owed the law firm approximately $45,000.

A director of the Company is a partner in a firm that provides field supervision and consulting services to the Company. Fees and expenses from the firm in the amount of approximately $0 and $39,000 during the three months ended June 30, 2011 and 2010, respectively, are included in the accompanying statements of operations. As of June 30, 2011, the Company owed the consulting firm approximately $15,000.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are "forward-looking statements", as that term is defined in
Section 21E of the  Securities  Exchange Act of 1934,  as amended (the  Exchange
Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

     o    Business strategy;
     o Ability to develop a plan of reorganization acceptable to the Bankruptcy Court and to emerge from bankruptcy;
     o Ability to obtain any additional financial resources needed to continue operations, to repay secured debt, and to purchase additional oil and gas properties;
     o    Inventories, projects, and programs;
     o    Other anticipated capital expenditures and budgets;
     o    Future cash flows and borrowings;
     o    The availability and terms of financing;
     o    Oil reserves;
     o    Ability to obtain permits and governmental approvals;
     o    Technology;
     o    Financial strategy;
     o    Realized oil prices;
     o    Production;
     o Lease operating expenses, general and administrative costs, and finding and development costs;
     o    Availability and costs of drilling rigs and field services;
     o    Future operating results; and
     o    Plans, objectives, expectations, and intentions.

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

         The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2011. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Organization

         We are an independent energy company that explores for and develops produces, and markets oil and gas in North America. Through March 2011, we operated four oil fields in the Powder River Basin, Wyoming. Since October 28, 2009, we have been operating as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code.

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

         In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' prepetition obligations, set forth the revised capital structure of the newly reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company did not reject any leases during the three months ended June 30, 2011.

         The Company sold substantially all of its assets effective March 1, 2011 and the Company's currently proposed plan of reorganization restricts the Company's management to liquidating the Company's assets and making distributions on allowed claims until all allowed claims are satisfied and reserves are established for disputed claims. When and if all allowed claims are satisfied or fully reserved for, it is not known at this time whether the Company will commence new business opportunities or liquidate, and the mechanism for making this determination has yet to be established. The ability of the Company to continue as a going concern is dependent upon, among other things,
(i) acquiring assets; (ii) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand;
(iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently evaluating various courses of action to address the operational issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. No adjustments to liabilities were recognized during the three months ended June 30, 2011.

         Further, a plan of reorganization could materially change the amounts and classifications reported in our financial statements. Our historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

         The adverse publicity associated with the Bankruptcy Filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's prospective business activities and its ability to operate, fund and execute a prospective business plan by impairing relations with property owners and potential lessees, vendors and service providers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company's ability to obtain trade credit; and limiting the Company's ability to maintain and exploit existing properties and acquire and develop new properties.

         Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied or reserved for in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities.

Results of Operations

         With the sale of substantially all of the Company's assets in March 2011, the Company's results of operations are presented as follows:

     o Results of the Company's continuing operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010; and
     o Results of the Company's discontinued operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Three months ended June 30, 2011 Compared to Three Months June 30, 2010 - Continuing Operations.

         The following is a comparative summary of our results of continuing operations:

                                                 Three Months Ended June 30,
                                                  2011               2010
                                             ----------------   ----------------

    Revenues                                   $          -       $          -
                                             ================   ================

    Operating expenses:
      General and administrative                     222,814           381,413
      Depreciation and amortization                   11,488            28,769
                                             ----------------   ----------------
        Total operating expenses                     234,302           410,182
                                             ----------------   ----------------

    Loss from operations                            (234,302)         (410,182)
                                             ----------------   ----------------

    Other income (expense):
      Interest expense and financing costs            (5,934)           (4,387)
      Interest and other income                      100,485            11,342
                                             ----------------   ----------------
        Total other income                            94,551             6,955
                                             ----------------   ----------------

    Loss before  reorganization items               (139,751)         (403,227)

    Reorganization items, net                        (97,596)         (140,475)
                                             ----------------   ----------------

    Net loss from continuing operations        $    (237,347)     $   (543,702)
                                             ================   ================

         Overview. For the three months ended June 30, 2011, we reported a net loss from continuing operations of ($237,347), or ($0.00) per basic and fully-diluted share, compared to a net loss of ($543,702) or ($0.01) per basic and fully-diluted share, for the corresponding three months of 2010. Discussions of individually significant period to period variances follow.

         General and administrative expense. For the three months ended June 30, 2011, we incurred general and administrative expenses of $222,814 as compared to $381,413 for the corresponding three months ended June 30, 2010. The decrease of $158,599 resulted primarily from decreases in compensation and office expenses.

Savings in compensation expense resulted from stock option awards not being made in 2011, offset, in part, by decreased overhead recoveries due to the Company not having any field operations during the three months ended June 30, 2011. Office expenses decreased primarily as a result of lower rent expense associated with the April 2011 relocation of the Company's headquarters.

         Reorganization items. Reorganization items totaling $97,596 for the three months ended June 30, 2011 include those items of expense specifically related to our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist entirely of professional fees to legal counsel for assistance with our reorganization plan and other bankruptcy related matters. We expect these expenses will continue to be significant as we progress through the bankruptcy process.

         Interest and other income. In January 2011, the Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company ("Merit"). In return for this assignment, the Company receives a fee of $.03 per Mcf purchased by Merit under this supply agreement, which expires at the end of 2012. During the three months ended June 30, 2011, the Company recognized income of approximately $79,000 for purchases made under this supply agreement.

Three months ended June 30, 2011 Compared to Three Months June 30, 2010 - Discontinued Operations.

         The following is a comparative summary of our results from discontinued operations:


                                                                 2011               2010
                                                           ---------------    ---------------

Revenue                                                    $            -     $    1,177,049
                                                           ---------------    ---------------

Operating expenses                                                  2,283          1,134,544
                                                           ---------------    ---------------

  Operating (loss) income from discontinued operations             (2,283)            42,505

Other expenses from discontinued operations, net                   (4,040)          (459,094)
                                                           ---------------    ---------------

    Net loss from discontinued operations                  $       (6,323)    $     (416,589)
                                                           ===============    ===============

         Overview. For the three months ended June 30, 2011, we reported a net loss of ($6,323) or ($0.00) per basic and fully-diluted share, compared to a net loss of ($416,589) or ($0.00) per basic and fully-diluted share, for the corresponding three months of 2010. With the sale of all of the Company's oil and gas properties in March 2011, the Company had no revenue or notable expenses relating to discontinued operations during the three months ended June 30, 2011.

Liquidity and Capital Resources

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2011 and 2010 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We are in bankruptcy and have incurred a cumulative net loss of approximately $90.0 million for the period from inception (February 4, 2004) to June 30, 2011.

         In March 2011, we sold all of our oil and gas income producing assets which enabled us to pay off all secured debt and left us with net cash proceeds of approximately $3,500,000 and a receivable from the transaction of $250,000. We do not have any sources of revenue and our projected interest and other income is not sufficient to sustain our ongoing general and administrative, legal and reorganization costs. We expect to receive proceeds from the return of funds we have on deposit for oil and gas environmental and performance bonds with the State of Wyoming. These amounts total approximately $471,000 and are expected to be returned during the remainder of 2011. We expect that our monthly operating expenses will exceed monthly operating income by approximately $70,000 until we are able to pursue other business activities.

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

         The following is a summary of Rancher Energy's comparative cash flows:


                                                                For the Three Months Ended
                                                                         June 30,
                                                             ------------------------------------
                                                                 2011                2010
                                                             ---------------     ----------------

   Cash flows used for continuing operations:
   Operating activities, including reorganization items        $  (723,910)       $     (166,270)
   Investing activities                                                   -               (5,177)

   Cash flows from (used for) discontinued operations:
   Operating activities                                        $    159,913       $      426,306
   Investing activities                                                   -             (145,512)

         Cash flows used for continuing operations increased in 2011 as compared to 2010, primarily due to the Company settling certain liabilities associated with the sale of substantially all of its assets in March 2011 and payments issued for professional and legal fees associated with the ongoing bankruptcy.

         Cash flows from operating activities of discontinued operations for 2011 included the return of certain amounts previously on deposit for performance bonds relating to oil and gas properties sold. Funds used for investing activities in 2010 include the cost of work performed to establish oil production in a new zone of an existing well.

Off-Balance Sheet Arrangements

         We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates

         Critical accounting policies and estimates are provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, both of which are included in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Additional footnote disclosures are provided in Notes to Financial Statements (unaudited), which are include in Item 1. Financial Statements to this Quarterly Report on Form 10-Q for the three months ended June 30, 2011.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

         Because we are not currently operating on any oil and gas properties, we are not exposed to market risk relating to the pricing applicable to the oil and gas commodity markets. However, our ability to raise additional capital at attractive rates, any future revenues from oil and gas operations, and our profitability will depend substantially upon the market prices of oil and natural gas, which fluctuate widely. To the extent we are able to acquire additional oil and gas producing properties, exposure to this risk will become significant. We expect commodity price volatility to continue.

Financial Market Risk

The debt and equity markets have exhibited adverse conditions in recent years. The unprecedented volatility and upheaval in the capital markets impacted our ability to refinance or extend our existing short term debt when it matured on October 15, 2009. Going forward, market conditions may affect the availability of capital for prospective lenders or purchasers of or equity.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion by our Chief Executive Office is the identification of the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2011 and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

         On October 28, 2009, the Company filed a voluntary petition for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). The Bankruptcy proceedings are discussed in further detail in Part 1 of this filing.

         On February 12, 2010, the Company filed an adversary proceeding in the Bankruptcy Court against GasRock Capital LLC, Case No. 10-01173-MER. The complaint seeks to recover the 10% NPI conveyed to GasRock (the "Lender") in connection with the Eighth Amendment to the Term Credit Agreement and the additional 1% ORRI conveyed to the Lender in October 2008 in connection with an extension of the short term note. The primary basis of the complaint is that the Lender gave less than fair equivalent value for the conveyances at a time when the Company was insolvent, or when the conveyances left the Company with insufficient capital. In other words, the Company has claimed that the value of the conveyances was in excess of a reasonable fee for the extensions, and, as a result, the conveyances were "constructively fraudulent" under both applicable Bankruptcy law and the Uniform Fraudulent Transfers Act.

         In addition, the Company has challenged the conveyance of the NPI and the 1% ORRI, together with the original 2% ORRI conveyed to the Lender when its loan was first made, on the grounds that they should be re-characterized as security interests and not outright transfers of title. The Company has also claimed that the conveyances rendered the loan usurious under Texas law. Further, the Company has sought to have the NPI and 1% ORRI avoided as preferences under Sections 547 of the Bankruptcy Code and to equitably subordinate the Lender's claim. Although the Company believes its claims are well-taken, the Company expects the Lender to vigorously defend against the complaint, and no assurance can be given that the Company will be successful in whole or in part. On October 21, 2010, the Court issued an order dismissing three of nine claims made in the adversary action regarding re-characterization. The Company plans to pursue the remaining claims and may move to have the Bankruptcy Court reconsider the dismissal of the re-characterization claims.

         See also Note 5 - Contingencies, included in Part 1 - Financial Statements of this quarterly filing, for a description of threatened litigation.

ITEM 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.  CHANGES IN SECURITIES

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  RESERVED AND RESCINDED

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS
The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer and Acting Chief
                  Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

     Exhibit 32.1 Certification of Principal Executive Officer and Acting Chief
                  Financial Officer pursuant to Section 906 of the Sarbanes-
                  Oxley Act*
     101.INS      XBRL Instance Document (1) (2)
     101.SCH      XBRL Taxonomy Extension Schema Document (1) (2)
     101.CAL      XBRL Taxonomy Extension Calculation Linkbase Document (1) (2)
     101.DEF      XBRL Taxonomy Extension Definition Linkbase Document (1) (2)
     101.LAB      XBRL Taxonomy Extension Label Linkbase Document (1) (2)
     101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document (1) (2)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(2) To be filed within the 30-day grace period provided for first time XBRL filers.

*Filed herewith.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             RANCHER ENERGY CORP.

Dated:  August 18, 2011                      By: /s/ Jon C. Nicolaysen
                                                 ---------------------
                                                 Jon C. Nicolaysen, President,
                                                 Chief Executive Officer, and
                                                 Acting Chief Accounting
                                                 Officer