Form 10-Q/A
period 2011-06-30
RANCHER ENERGY CORP.
filed 2011-09-13
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

□ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-51425

Rancher Energy Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
999 18th Street, Suite 2700 Denver, CO 80202 (Address of principal executive offices) (303) 629-1125 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □ Accelerated filer □

Non-accelerated filer □ (Do not check if a smaller reporting company) Small reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes □No ⌧

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No ⌧

As of August 15, 2011, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q  for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with  Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. The Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 31.1 * Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section

302 of the Sarbanes-Oxley Act

Exhibit 32.1 * Certification of Principal Executive Officer and Acting Chief Financial Officer pursuant to

Section 906 of the Sarbanes-Oxley Act

101.INS XBRL Instance Document (1)

101.SCH XBRL Taxonomy Extension Schema Document (1)

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

* Previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.

Dated: September 13, 2011	By: /s/ Jon C. Nicolaysen
Jon C. Nicolaysen, President, Chief Executive Officer, and Acting Chief Accounting Officer