Form 10-Q
period 2011-09-30
RANCHER ENERGY CORP.
filed 2011-11-21
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2011

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________________.


                        Commission file number: 000-51425

                              Rancher Energy Corp.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nevada                                         98-0422451
--------------------------                        ---------------------


                           999 18th Street, Suite 2700
                                Denver, CO 80202
                        ---------------------------------
                    (Address of principal executive offices)

                                 (303) 629-1125
                                ----------------
              (Registrant's telephone number, including area code)

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

Large accelerated filer [  ]                     Accelerated filer          [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)
Small reporting company    [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [x]

As of November 14, 2011, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.



                                        Table of Contents

                                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets - September 30, 2011 (unaudited) and March 31, 2011.................................3

         Statements of Operations (Unaudited) for the Three and Six Months Ended
           September 30, 2011 and 2010......................................................................4

         Statement of Changes in Stockholders' Equity for the Six Months Ended
           September 30, 2011 (Unaudited)...................................................................6

         Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2011 and 2010..........7

         Notes to Financial Statements (Unaudited)..........................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................................23

Item 4.  Controls and Procedures...........................................................................23


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.................................................................................24

Item 1A. Risk Factors......................................................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......................................25
Item 3.  Defaults Upon Senior Securities...................................................................25

Item 4.  Rescinded and Reserved............................................................................25

Item 5.  Other Information.................................................................................25

Item 6.  Exhibits..........................................................................................25

SIGNATURES.................................................................................................27

                         Part I - Financial Information


Item 1.   Financial Statements


                              Rancher Energy Corp.
                             (Debtor-in-possession)
                                 Balance Sheets

                                                                                        September 30,        March 31,
                                                                                            2011               2011
                                                                                    -------------------- -------------------
                                 ASSETS                                                (unaudited)
                                 ------

Current assets:
   Cash and cash equivalents                                                          $     3,011,038     $      3,883,228
   Restricted cash                                                                            500,066              500,066
   Accounts receivable                                                                        285,639              305,049
   Prepaid expenses and other assets                                                          285,202              115,826
   Current assets of discontinued operations                                                  286,570               45,229
                                                                                    ----------------------------------------
        Total current assets                                                                4,368,515            4,849,398
                                                                                    ========================================

Furniture and equipment, net of accumulated depreciation of $147,766
   and $127,662, respectively                                                                 189,916              210,020
Deposits and other assets                                                                     200,350                  350
Long-term assets of discontinued operations                                                      -                 814,354
                                                                                    ----------------------------------------
        Total other assets                                                                    390,266            1,024,724
                                                                                    ----------------------------------------
            Total assets                                                              $     4,758,781     $      5,874,122
                                                                                    ========================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities - post petition                           $       661,162     $      1,155,151
   Current liabilities of discontinued operations                                              26,887               58,191
                                                                                    ----------------------------------------
        Total current liabilities, not subject to compromise                                  688,049            1,213,342

Liabilities subject to compromise                                                           1,135,958            1,136,928
                                                                                    -----------------------------------------

          Total liabilities                                                                 1,824,007            2,350,270
                                                                                    ----------------------------------------

Commitments and contingencies (Notes 2, 4 and 5)

Stockholders' equity:
    Common stock, $0.00001 par value,  275,000,000 shares authorized;
    119,316,723 shares issued and outstanding                                                   1,194                 1,194
   Additional paid-in capital                                                              93,193,008            93,193,008
   Accumulated deficit                                                                    (90,259,428)          (89,670,350)
                                                                                    ----------------------------------------
          Total stockholders' equity                                                        2,934,774             3,523,852
                                                                                    ----------------------------------------

            Total liabilities and stockholders' equity                                $     4,758,781      $      5,874,122
                                                                                    ========================================


           The accompanying notes are an integral part of these financial statements.
                                                3


                                      Rancher Energy Corp.
                                     (Debtor-in-possession)

                                    Statements of Operations
                                           (Unaudited)

                                                                                                Three Months Ended
                                                                                                  September 30,
                                                                                      -----------------------------------------
                                                                                              2011                   2010
                                                                                      -------------------     -----------------

Revenue                                                                                $             -         $            -
                                                                                      -------------------     -----------------

Operating expenses:
     General and administrative expenses                                                        289,865                 431,504
     Depreciation and amortization                                                                8,616                  27,267
                                                                                      -------------------     -----------------
          Total operating expenses                                                              298,481                 458,771
                                                                                      -------------------     -----------------

        Loss from operations                                                                   (298,481)               (458,771)
                                                                                      -------------------     -----------------

Other income (expense):
     Interest expense and financing costs                                                        (6,064)                 (4,433)
     Interest and other income                                                                   88,254                     223
                                                                                      -------------------     -----------------
          Total other income (expense)                                                           82,190                  (4,210)
                                                                                      -------------------     -----------------

            Loss before reorganization items and discontinued operations                       (216,291)               (462,981)
                                                                                      -------------------     -----------------

Reorganization items -
     professional and legal fees                                                               (133,509)               (579,061)
                                                                                      -------------------     -----------------

            Loss from continuing operations                                                    (349,800)             (1,042,042)

Discontinued operations -
     Income (loss) from discontinued operations                                                   4,392                (982,487)
                                                                                      -------------------     -----------------

              Net loss                                                                 $       (345,408)       $     (2,024,529)
                                                                                      ===================     =================

     Net loss per share from continuing operations                                     $          (0.00)       $          (0.01)
                                                                                      ===================     =================
     Net loss per share from discontinued operations                                   $           0.00        $          (0.01)
                                                                                      ===================     =================
     Basic and diluted net loss per share                                              $          (0.00)       $          (0.02)
                                                                                      ===================     =================

     Basic and diluted weighted average shares outstanding                                  119,316,723             119,357,246
                                                                                      ===================     =================

           The accompanying notes are an integral part of these financial statements.

                                                4


                            Statements of Operations
                                   (Unaudited)

                                                                                   Six Months Ended September
                                                                                       September 30,
                                                                             -----------------------------------------
                                                                                     2011                   2010
                                                                             -------------------     -----------------

Revenue                                                                       $             -         $            -
                                                                             -------------------     -----------------

Operating expenses:
     General and administrative expenses                                               512,679                 812,917
     Depreciation and amortization                                                      20,104                  56,036
                                                                             -------------------     -----------------
          Total operating expenses                                                     532,783                 868,953
                                                                             -------------------     -----------------

        Loss from operations                                                          (532,783)               (868,953)
                                                                             -------------------     -----------------

Other income (expense):
     Interest expense and financing costs                                              (11,998)                 (8,820)
     Interest and other income                                                         188,739                  11,565
                                                                             -------------------     -----------------
          Total other income                                                           176,741                   2,745
                                                                             -------------------     -----------------

            Loss before reorganization items and discontinued operations              (356,042)               (866,208)
                                                                             -------------------     -----------------

Reorganization items -
     professional and legal fees                                                      (231,105)               (719,536)
                                                                             -------------------     -----------------

            Loss from continuing operations                                           (587,147)             (1,585,744)

Discontinued operations -
     loss from discontinued operations                                                  (1,931)             (1,399,076)
                                                                             -------------------     -----------------

              Net loss                                                        $       (589,078)       $     (2,984,820)
                                                                             ===================     =================

     Net loss per share from continuing operations                            $          (0.00)       $          (0.01)
                                                                             ===================     =================
     Net loss per share from discontinued operations                          $          (0.00)       $          (0.01)
                                                                             ===================     =================
     Basic and diluted net loss per share                                     $          (0.00)       $          (0.02)
                                                                             ===================     =================
     Basic and diluted weighted average shares outstanding                         119,316,723             119,357,246
                                                                             ===================     =================

   The accompanying notes are an integral part of these financial statements.

                                        5


                                  Statement of Changes in Stockholders' Equity
                                   For the Six Months Ended September 30, 2011
                                                   (Unaudited)


                                                                                                                  Total
                                                                         Additional       Accumulated          Stockholders'
                                           Shares         Amount      Paid-In Capital       Deficit               Equity
                                       ----------------- ----------- ----------------- -------------------- ----------------

Balances, April 1, 2011                   119,316,723      $1,194    $     93,193,008  $      (89,670,350)  $     3,523,852
  Net loss                                          -           -                 -              (589,078)         (589,078)
                                       ----------------- ----------- ----------------- -------------------- -----------------
Balances, September 30, 2011              119,316,723      $1,194    $     93,193,008  $      (90,259,428)   $    2,934,774
                                       ================= =========== ================= ==================== =================




























   The accompanying notes are an integral part of these financial statements.

                                        6


                              Rancher Energy Corp.
                             (Debtor-in-possession)
                            Statements of Cash Flows
                                   (unaudited)



                                                                        For the Six Months Ended September 30,
                                                                              2011                 2010
                                                                        -----------------    -----------------



      Net loss                                                            $     (589,078)     $  (2,984,820)

Adjustments to reconcile net loss from continuing operations to cash used for operating activities, before reorganization items:
      Loss from discontinued operations                                            1,931          1,399,076
      Reorganization items                                                       231,105            719,536
      Loss on sale of fixed assets                                                     -              3,290
      Depreciation and amortization                                               20,104             56,036
      Stock-based compensation expense                                                 -            145,465
Changes in operating assets and liabilities:
      Accounts receivable, prepaid expenses and other assets                    (149,966)            70,404
      Accounts payable and accrued liabilities                                  (330,498)           322,283
                                                                        -----------------    -----------------
         Net cash used for operating activities, before
         reorganization items                                                   (816,402)          (268,730)

Operating cash flows used for reorganization activities -
      professional fees for services rendered in connection with
      the Chapter 11 proceeding                                                 (395,566)          (208,857)
                                                                        -----------------    -----------------

         Net cash used for operating activities                               (1,211,968)          (477,587)
                                                                        -----------------    -----------------
Cash flows used for investing activities -
      purchases of furniture, fixtures and equipment                                   -             (5,177)
                                                                        -----------------    -----------------
Discontinued operations:
      Operating cash flows                                                       339,778            936,889

      Investing cash flows                                                             -           (152,817)
                                                                        -----------------    -----------------

         Net cash provided by discontinued operations                            339,778            784,072
                                                                        -----------------    -----------------

(Decrease) increase in cash and cash equivalents                                (872,190)           301,308

Cash and cash equivalents, beginning of period                                 3,883,228            372,286
                                                                        -----------------    -----------------

Cash and cash equivalents, end of period                                  $    3,011,038      $     673,594
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

Accounts Receivable
-------------------

         Accounts receivable include $250,000 due in connection with the sale of the Company's oil and gas properties. The Company received payment for this amount in October 2011. Additionally, legal expenses incurred through September 30, 2011 of $25,640, relating to the Company's pending litigation (see Note 5 - Contingencies below), are also reimbursable from the purchaser of the Company's oil and gas properties.

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

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially all of the Company's assets in March 2011 resulted in the Company having no oil and gas properties at September 30, 2011.

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

         The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                    For the Six Months Ended September 30,
                                    --------------------------------------
                                          2011                 2010
                                     ---------------       --------------
        Dilutive                             -                     -
        Anti-dilutive                   66,073,564           66,523,564

Reclassification
----------------

         Certain amounts prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on net loss.

Other Significant Accounting Policies
-------------------------------------

         Other accounting policies followed by the Company are set forth in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2011, and are supplemented in the Notes to Financial Statements (unaudited) in this Quarterly Report on Form 10-Q for the six months ended September 30, 2011. These unaudited financial statements and notes should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2011.

Recent Accounting Pronouncements
--------------------------------

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

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company did not reject any leases during the six months ended September 30, 2011.

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

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. No adjustments to liabilities were recognized during the six months ended September 30, 2011.

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

Liabilities Subject to Compromise
---------------------------------

         Liabilities subject to compromise include the following prepetition liabilities:

                                            September 30,           March 31,
                                                2011                  2011
                                         -----------------     -----------------
Accounts payable, trade                   $    175,646          $     176,616
Other payables and accrued liabilities         820,312                820,312
Convertible notes payable                      140,000                140,000
                                         -----------------     -----------------
                                          $  1,135,958          $   1,136,928
                                         =================     =================

Note 3 - Discontinued Operations

          In March 2011, we completed the sale of all of our oil and gas properties and substantially all fixed assets. The financial results of our business related to oil and gas operations have been classified as discontinued operations in our Statements of Operations for all periods presented. The following summarizes components of loss from the Company's discontinued operations for the three and six months ended September 30, 2011 and 2010:


                                                                     Three Months Ended
                                                                         September 30,
                                                          ------------------------------------------
                                                                  2011                   2010
                                                          -------------------    -------------------

Revenue                                                                $  -       $     1,148,241
                                                          -------------------    -------------------
Operating expenses                                                   (4,392)            1,651,588
                                                          -------------------    -------------------
Operating income (loss) from discontinued operations                  4,392              (503,347)

Other expenses from discontinued operations, net                          -              (479,140)
                                                          -------------------    -------------------


       Net income (loss) from discontinued operations              $  4,392      $       (982,487)
                                                          ===================    ===================

                                                                      Six Months Ended
                                                                         September 30,
                                                          ------------------------------------------
                                                                  2011                   2010
                                                          -------------------    -------------------

Revenue                                                                $  -       $     2,325,290
                                                          -------------------    -------------------

Operating expenses                                                   (2,109)            2,786,132
                                                          -------------------    -------------------

Operating income (loss) from discontinued operations                  2,109              (460,842)

Other expenses from discontinued operations, net                     (4,040)             (938,234)
                                                          -------------------    -------------------

       Net loss from discontinued operations                     $   (1,931)      $    (1,399,076)
                                                          ===================    ===================

                                       12

         The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities included in the accompanying balance sheets:


                                                                 September 30,          March 31, 2011
                                                                      2011
                                                                -------------------    ------------------

Assets:
------
Current assets of discontinued operations:
     Accounts receivable                                          $        7,550         $       45,229
     Deposits and other assets                                           279,020                    -
                                                                -------------------    ------------------
                                                                         286,570                 45,229
                                                                -------------------    ------------------
Long-term assets of discontinued operations - other
    assets                                                                   -                  814,354
                                                                -------------------    ------------------

          Total assets of discontinued operations                 $      286,570         $      859,583
                                                                ===================    ==================
Liabilities:
-----------
Current liabilities of discontinued operations -
     accounts payable and accrued liabilities                     $       26,887         $       58,191
                                                                ===================    ==================


Note 4 - Convertible Promissory Notes Payable

         On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000. One hundred thousand dollars of the Promissory Notes were issued to officers and/or directors ($25,000 each). The remainder of the Promissory Notes was issued to existing shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes. The Promissory Notes matured on November 1, 2010. As a result of the Company's Chapter 11 bankruptcy filing described in Notes 1 and 2 above, the Company was not able to pay principal and accumulated interest on the Promissory Notes when due. Subject to certain exceptions under the Bankruptcy Code, the Company's bankruptcy filing automat-ically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company orits property to recover on, collect or secure a claim arising prior to the Petition Date.

Note 5 - Contingencies

Pending Litigation
------------------

         On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against the previous lender of a senior secured note payable, seeking to avoid certain ownership interests assigned to that previous lender in connection with the Term Credit Agreement and amendments thereto and seeking other damages. On March 18, 2010, the Company's previous lender filed a motion with the Court to dismiss the complaint. On October 21, 2010, the Court issued an order on the Motion to Dismiss dismissing three of the nine claims made in the adversary action. On May 20, 2011, the Company's previous lender filed three motions for summary judgment, seeking judgment on all of the Company's remaining claims. On November 2, 2011, the Court denied the motions for summary judgment. The Company is actively pursuing the remaining claims. The Company is unable to predict a likely outcome or estimate the possible benefit should the Company prevail in the litigation. In connection with the sale of the Company's oil and gas properties in March 2011, the purchaser has agreed to reimburse up to $250,000 of legal expenses incurred in connection with this adversary action. In addition, the Company's previous lender has asserted a claim against the Company for attorneys' fees and costs incurred in connection with the adversary action and the Company's bankruptcy case. The Company paid $814,110 in fees and costs to the previous lender in January 2011 to cause the release of the previous lender's security interest in the Company's assets. The Company has objected to the previous lender's claim for attorneys' fees and costs on various grounds, but no hearing has been scheduled. The Company also escrowed $500,000 for the potential liability, but liability could exceed the escrowed amount. Through August 31, 2011, the Company's previous lender asserted it had incurred $501,331 in attorneys' fees and costs that remained unpaid as of August 31, 2011.

Threatened Litigation
---------------------

         In a letter dated February 18, 2009 sent to each of the Company's Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. Any suit against the Company is stayed by the Chapter 11 case, and, insofar as these claims are asserted against the Company, they are subject to the claim process imposed by the Bankruptcy Code and subordination under Section 510(b) of the Bankruptcy Code. The purchasers have filed Proofs of Claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations. On January 24, 2011, the Company filed objections to these claims seeking their disallowance, and in June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims. The merits of the claims otherwise have not yet been addressed by the Bankruptcy Court and the matter therefore remains open and subject to appeal.

Note 6 - Income Taxes

         As of September 30, 2011, the Company believes that it is more likely than not that its net deferred tax assets, which consist primarily of net operating losses, will not be utilized in the future. As such, a valuation allowance has been recognized for the full amount of its net deferred tax assets.

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

         The Company recognized stock based compensation expense relating to the directors' options of $114,537 for the six months ended September 30, 2010. As of September 30, 2011, all directors' options have vested and there was no remaining compensation expense to be recognized.

2006 Stock Incentive Plan
-------------------------

         As of September 30, 2011, there were 1,441,000 options outstanding under the 2006 Stock Incentive Plan and 8,559,000 options are available for issuance. The company recognized stock based compensation expense of $30,928 during the six months ended September 30, 2010. At September 30, 2011, and there was no remaining compensation expense to be recognized.

Note 8 - Related Party Transactions

         A director of the Company is a partner in the law firm that acts as counsel to the Company. Legal fees and expenses from the law firm in the amount of $57,474 and $41,220 during the six months ended September 30, 2011 and 2010, respectively, are included in the accompanying statements of operations. As of September 30, 2011, the Company owed the law firm $2,656.

         A director of the Company is a partner in a firm that provides field supervision and consulting services to the Company. Fees and expenses from the firm in the amount of $6,867 and $62,533 during the six months ended September 30, 2011 and 2010, respectively, are included in the accompanying statements of operations. As of September 30, 2011, the Company owed the consulting firm $312.


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

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company did not reject any leases during the six months ended September 30, 2011.

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

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. No adjustments to liabilities were recognized during the six months ended September 30, 2011.

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

Results of Operations
---------------------

         With the sale of substantially all of the Company's assets in March 2011, the Company's results of operations are presented as follows:

         Continuing operations
          o Results of the Company's continuing operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010; and
          o Results of the Company's continuing operations for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010; and

         Discontinued operations
          o Results of the Company's discontinued operations for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010; and
          o Results of the Company's discontinued operations for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.

Continuing Operations

         Three months ended September 30, 2011 compared to three months September 30, 2010 - continuing operations.

         The following is a comparative summary of our results from continuing operations:


                                                                  Three Months Ended
                                                                     September 30,
                                                        ---------------------------------------
                                                              2011                  2010
                                                        ------------------   -------------------

      Revenues                                           $             -       $          -
                                                        ==================   ===================

      Operating expenses:
        General and administrative                               289,865               431,504
        Depreciation and amortization                              8,616                27,267
                                                        ------------------   -------------------
          Total operating expenses                               298,481               458,771
                                                        ------------------   -------------------

      Loss from operations                                      (298,481)             (458,771)
                                                        ------------------   -------------------

      Other income (expense):
        Interest expense and financing costs                      (6,064)               (4,433)
        Interest and other income                                 88,254                   223
                                                        ------------------   -------------------
          Total other income                                      82,190                (4,210)
                                                        ------------------   -------------------

      Loss before reorganization items                          (216,291)             (462,981)

      Reorganization items                                      (133,509)             (579,061)
                                                        ------------------   -------------------

      Net loss from continuing operations                $      (349,800)      $    (1,042,042)
                                                        ==================   ===================

         Overview. For the three months ended September 30, 2011, we reported a net loss from continuing operations of ($349,800), or ($0.00) per basic and fully-diluted share, compared to a net loss of ($1,042,042) or ($0.01) per basic and fully-diluted share, for the corresponding three months of 2010. Discussions of individually significant period to period variances follow.

         General and administrative expense. For the three months ended September 30, 2011, we incurred general and administrative expenses of $289,865 as compared to $431,504 for the corresponding three months ended September 30, 2010. The decrease of $141,639 resulted primarily from decreases in compensation and office expenses. Savings in compensation expense resulted from stock option awards not being granted in 2011, offset, in part, by decreased overhead recoveries due to the Company not having any field operations during the three months ended September 30, 2011. Office expenses decreased primarily as a result of lower rent expense associated with the April 2011 relocation of the Company's headquarters.

         Reorganization items. Reorganization items totaling $133,509 for the three months ended September 30, 2011 include those items of expense specifically related to our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist entirely of professional fees to legal counsel for assistance with our reorganization plan and other bankruptcy related matters. While these costs have decreased as compared to the corresponding three months in 2010 (total expense of $579,061), we expect these expenses will continue to be a significant component of expenses as we progress through the bankruptcy process.

         Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company ("Merit"), beginning in December 2010. In return for this assignment, the Company receives a fee of $.03 per Mcf purchased by Merit under this supply agreement, which expires at the end of 2012. During the three months ended September 30, 2011, the Company recognized income of approximately $83,000 for purchases made under this supply agreement.

Six months ended September 30, 2011 compared to six months September 30, 2010 - continuing operations.

         The following is a comparative summary of our results from continuing operations:


                                                                      Six Months Ended
                                                                        September 30,
                                                           ---------------------------------------
                                                                2011                 2010
                                                           ----------------   -------------------

       Revenues                                              $          -       $             -
                                                           ================   ===================

       Operating expenses:
         General and administrative                                512,679              812,917
         Depreciation and amortization                              20,104               56,036
                                                           ----------------   -------------------
           Total operating expenses                                532,783              868,953
                                                           ----------------   -------------------

       Loss from operations                                       (532,783)            (868,953)
                                                           ----------------   -------------------

       Other income (expense):
         Interest expense and financing costs                      (11,998)              (8,820)
         Interest and other income                                 188,739               11,565
                                                           ----------------   -------------------
           Total other income                                      176,741                2,745
                                                           ----------------   -------------------

       Loss before reorganization items                           (356,042)            (866,208)

       Reorganization items                                       (231,105)            (719,536)
                                                           ----------------   -------------------

       Net loss from continuing operations                   $    (587,147)     $    (1,585,744)
                                                           ================   ===================

         Overview. For the six months ended September 30, 2011, we reported a net loss from continuing operations of ($587,147), or ($0.00) per basic and fully-diluted share, compared to a net loss of ($1,585,744) or ($0.01) per basic and fully-diluted share, for the corresponding six months of 2010. Discussions of individually significant period to period variances follow.

         General and administrative expense. For the six months ended September 30, 2011, we incurred general and administrative expenses of $512,679 as compared to $812,917 for the corresponding six months ended September 30, 2010. The decrease of $300,238 resulted primarily from decreases in compensation and office expenses. Savings in compensation expense resulted from stock option awards not being granted in 2011, offset, in part, by decreased overhead recoveries due to the Company not having any field operations during the six months ended September 30, 2011. Office expenses decreased primarily as a result of lower rent expense associated with the April 2011 relocation of the Company's headquarters.

         Reorganization items. Reorganization items totaling $231,105 for the six months ended September 30, 2011 include those items of expense specifically related to our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist entirely of professional fees to legal counsel for assistance with our reorganization plan and other bankruptcy related matters. While these costs have decreased as compared to the corresponding six months in 2010 (total expense of $719,536), we expect these expenses will continue to be a significant component of expenses as we progress through the bankruptcy process.

         Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit, beginning in December 2010. In return for this assignment, the Company receives a fee of $.03 per Mcf purchased by Merit under this supply agreement, which expires at the end of 2012. During the six months ended September 30, 2011, the Company recognized income of approximately $162,000 for purchases made under this supply agreement.

Discontinued Operations

         Three months ended September 30, 2011 compared to three months September 30, 2010 - discontinued operations.

         The following is a comparative summary of our results from discontinued operations for the three months ended September 30, 2011 and 2010:


                                                                  2011               2010
                                                            ---------------    ---------------

Revenue                                                     $            -     $    1,148,241
                                                            -
                                                            ---------------    ---------------

Operating expenses                                                  (4,392)         1,651,588
                                                            ---------------    ---------------

  Operating income (loss) from discontinued operations               4,392           (503,347)

Other expenses from discontinued operations, net                         -           (479,140)
                                                            ---------------    ---------------

    Net income (loss) from discontinued operations          $        4,392     $     (982,487)
                                                            ===============    ===============

         Overview. For the three months ended September 30, 2011, we reported net income of $4,392 or $0.00 per basic and fully-diluted share, compared to a net loss of ($982,487) or ($0.01) per basic and fully-diluted share, for the corresponding three months of 2010. With the sale of all of the Company's oil and gas properties in March 2011, the Company had no revenue or notable expenses relating to discontinued operations during the three months ended September 30, 2011.

Six months ended September 30, 2011 compared to six months September 30, 2010 - discontinued operations.

         The following is a comparative summary of our results from discontinued operations for the six months ended September 30, 2011 and 2010:


                                                                   2011               2010
                                                             ---------------    ---------------

Revenue                                                      $            -     $    2,325,290
                                                             ---------------    ---------------

Operating expenses                                                   (2,109)         2,786,132
                                                             ---------------    ---------------

  Operating income (loss) from discontinued operations                2,109           (460,842)

Other expenses from discontinued operations, net                     (4,040)          (938,234)
                                                             ---------------    ---------------

    Net loss from discontinued operations                    $       (1,931)    $   (1,399,076)
                                                             ===============    ===============

         Overview. For the six months ended September 30, 2011, we reported a net loss of ($1,931) or ($0.00) per basic and fully-diluted share, compared to a net loss of ($1,399,076) or ($0.01) per basic and fully-diluted share, for the corresponding three months of 2010. With the sale of all of the Company's oil and gas properties in March 2011, the Company had no revenue or notable expenses relating to discontinued operations during the six months ended September 30, 2011.

Liquidity and Capital Resources
-------------------------------

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2011 and 2010 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We are in bankruptcy and have incurred a cumulative net loss of approximately $90 million for the period from inception (February 4, 2004) to September 30, 2011.

         In March 2011, we sold all of our oil and gas income producing assets which enabled us to pay off all secured debt and left us with net cash proceeds of approximately $3,500,000 and a receivable from the transaction of $250,000. We do not have any sources of revenue and our projected interest and other income is not sufficient to sustain our ongoing general and administrative, legal and reorganization costs. We received proceeds from the return of funds we have on deposit for oil and gas environmental and performance bonds with the State of Wyoming. These amounts total approximately $279,000 and were returned to the Company in October 2011. We expect that our monthly operating expenses (excluding reorganization items) will exceed monthly operating income by approximately $70,000 until we are able to pursue other business activities.

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

         The following is a summary of our comparative cash flows:


                                                                          For the Six Months Ended
                                                                                September 30,
                                                                     --------------------------------------
                                                                            2011                2010
                                                                     ------------------    ----------------
   Cash flows used for continuing operations:
     Operating activities, including reorganization items              $   (1,211,968)      $     (477,587)
     Investing activities                                                           -               (5,177)

   Cash flows from (used for) discontinued operations:
     Operating activities                                              $      339,778       $      936,889
     Investing activities                                                           -             (152,817)

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

Critical Accounting Policies and Estimates
------------------------------------------

         Critical accounting policies and estimates are provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, both of which are included in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Additional footnote disclosures are provided in Notes to Financial Statements (unaudited), which are include in Item 1. Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk
--------------------

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

Changes in Internal Control over Financial Reporting
----------------------------------------------------

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

         In addition, the Company has challenged the conveyance of the NPI and the 1% ORRI, together with the original 2% ORRI conveyed to the Lender when its loan was first made, on the grounds that they should be re-characterized as security interests and not outright transfers of title. The Company has also claimed that the conveyances rendered the loan usurious under Texas law. Further, the Company has sought to have the NPI and 1% ORRI avoided as preferences under Sections 547 of the Bankruptcy Code and to equitably subordinate the Lender's claim. Although the Company believes its claims are well-taken, the Company expects the Lender to vigorously defend against the complaint, and no assurance can be given that the Company will be successful in whole or in part. On October 21, 2010, the Court issued an order dismissing three of nine claims made in the adversary action regarding re-characterization. On May 20, 2011, the Company's previous lender filed three motions for summary judgment, seeking judgment on all of the Company's remaining claims. On November 2, 2011, the Court denied the motions for summary judgment. The Company plans to pursue the remaining claims and may move to have the Bankruptcy Court reconsider the dismissal of the re-characterization claims.

         In addition, the Lender has asserted a claim against the Company for attorneys' fees and costs incurred in connection with the adversary action and the Company's bankruptcy case. The Company has objected to the Lender's claim for attorneys' fees and costs on various grounds, but no hearing has been scheduled. The Company paid the Lender $814,110 in fees and costs. Through August 31, 2011, the Lender asserted it had incurred an additional $501,331 in attorneys' fees and costs that remained unpaid.

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

                                           RANCHER ENERGY CORP.

Dated:  November 21, 2011                  By:  /s/ Jon C. Nicolaysen
                                                ---------------------
                                                Jon C. Nicolaysen, President,
                                                Chief Executive Officer, and
                                                Acting Chief Accounting Officer