Form 10-Q
period 2011-12-31
RANCHER ENERGY CORP.
filed 2012-02-21
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2011

                                       OR

                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________________.


                        Commission file number: 000-51425

                              Rancher Energy Corp.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                            98-0422451
-------------------------                             -----------------------
(State or other jurisdiction                          (I.R.S. Employer Identifi-
of incorporation or incorpo-                            cation No.)
ration or organization


                           999 18th Street, Suite 2700
                                Denver, CO 80202
                    (Address of principal executive offices)

                                 (303) 629-1125
              (Registrant's telephone number, including area code)
     ----------------------------------------------------------------------

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

Large accelerated filer [  ]                     Accelerated filer          [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)
Small reporting company    [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [x]

As of February 14, 2012, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.


                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets - December 31, 2011 (unaudited) and March 31, 2011....................................3

         Statements of Operations (Unaudited) for the Three and Nine Months Ended
           December 31, 2011 and 2010.........................................................................4

         Statement of Changes in Stockholders' Equity for the Nine Months Ended
           December 31, 2011 (unaudited)......................................................................6

         Statements of Cash Flows (Unaudited) for the Nine Months Ended December 31, 2011 and 2010............7

         Notes to Financial Statements (Unaudited)............................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................23

Item 4.  Controls and Procedures.............................................................................23


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...................................................................................24
Item 1A. Risk Factors........................................................................................25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........................................25
Item 3.  Defaults Upon Senior Securities.....................................................................25
Item 4.  Rescinded and Reserved..............................................................................25
Item 5.  Other Information...................................................................................25

Item 6.  Exhibits............................................................................................25

SIGNATURES...................................................................................................27

                         Part I - Financial Information


Item 1.   Financial Statements

                              Rancher Energy Corp.
                             (Debtor-in-possession)
                                 Balance Sheets

                                                                                    December 31, 2011    March 31, 2011
                                                                                    -------------------- -------------------
                                 ASSETS                                                (unaudited)
                                 ------

Current assets:
   Cash and cash equivalents                                                          $     3,339,964     $      3,883,228
   Restricted cash                                                                            500,066              500,066
   Accounts receivable                                                                         10,000              305,049
   Prepaid expenses and other assets                                                          321,646              115,826
   Current assets of discontinued operations                                                   16,405               45,229
                                                                                    ----------------------------------------
        Total current assets                                                                4,188,081            4,849,398
                                                                                    ----------------------------------------

Furniture and equipment, net of accumulated depreciation of $156,382
   and $127,662, respectively                                                                 181,300              210,020
Deposits and other assets                                                                     200,350                  350
Long-term assets of discontinued operations                                                      -                 814,354
                                                                                    ----------------------------------------
        Total other assets                                                                    381,650            1,024,724
                                                                                    ----------------------------------------

            Total assets                                                              $     4,569,731     $      5,874,122
                                                                                    ========================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities - post petition                           $       595,569     $      1,155,151
   Current liabilities of discontinued operations                                             107,936               58,191
                                                                                    ----------------------------------------
        Total current liabilities, not subject to compromise                                  703,505            1,213,342

Liabilities subject to compromise                                                           1,265,948            1,136,928
                                                                                    -----------------------------------------

          Total liabilities                                                                 1,969,453          2,2,350,270
                                                                                    ----------------------------------------

Commitments and contingencies (Notes 2, 4 and 5)

Stockholders' equity:
   Common stock, $0.00001 par value, 275,000,000 shares authorized;
      119,316,723 shares issued and outstanding                                                 1,194                1,194
   Additional paid-in capital                                                              93,193,008           93,193,008
   Accumulated deficit                                                                    (90,593,924)         (89,670,350)
                                                                                    ----------------------------------------
          Total stockholders' equity                                                        2,600,278            3,523,852
                                                                                    ----------------------------------------

            Total liabilities and stockholders' equity                                $     4,569,731     $      5,874,122
                                                                                    ========================================


           The accompanying notes are an integral part of these financial statements.

                              Rancher Energy Corp.
                             (Debtor-in-possession)

                            Statements of Operations
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                   December 31,
                                                                                      -----------------------------------------
                                                                                              2011                   2010
                                                                                      -------------------     -----------------

Revenue                                                                                $             -         $            -
                                                                                      -------------------     -----------------

Operating expenses:
     General and administrative expenses                                                        360,236                 363,145
     Depreciation and amortization                                                                8,616                  26,520
                                                                                      -------------------     -----------------
          Total operating expenses                                                              368,852                 389,665
                                                                                      -------------------     -----------------

        Loss from operations                                                                   (368,852)               (389,665)
                                                                                      -------------------     -----------------

Other income (expense):
     Interest expense and financing costs                                                        (6,096)                 (4,433)
     Interest and other income                                                                   84,095                   5,685
                                                                                      -------------------     -----------------
          Total other income (expense)                                                           77,999                   1,252
                                                                                      -------------------     -----------------

            Loss before reorganization items and discontinued operations                       (290,853)               (388,413)
                                                                                      -------------------     -----------------

Reorganization items -
     professional and legal fees                                                                (43,675)               (418,804)
                                                                                      -------------------     -----------------

            Loss from continuing operations                                                    (334,528)               (807,217)

Discontinued operations -
     income (loss) from discontinued operations                                                      32                (634,144)
                                                                                      -------------------     -----------------

              Net loss                                                                 $       (334,496)       $     (1,441,361)
                                                                                      ===================     =================

     Net loss per share from continuing operations                                     $          (0.00)       $         (0.005)
                                                                                      ===================     =================
     Net loss per share from discontinued operations                                   $           0.00        $         (0.005)
                                                                                      ===================     =================
     Basic and diluted net loss per share                                              $          (0.00)       $          (0.01)
                                                                                      ===================     =================

     Basic and diluted weighted average shares outstanding                                  119,316,723             119,316,723
                                                                                      ===================     =================


           The accompanying notes are an integral part of these financial statements.

                                    Statements of Operations
                                           (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   December 31,
                                                                                      -----------------------------------------
                                                                                              2011                   2010
                                                                                      -------------------     -----------------

Revenue                                                                                $             -         $            -
                                                                                      -------------------     -----------------

Operating expenses:
     General and administrative expenses                                                        872,915               1,176,062
     Depreciation and amortization                                                               28,720                  82,556
                                                                                      -------------------     -----------------
          Total operating expenses                                                              901,635               1,258,618
                                                                                      -------------------     -----------------

        Loss from operations                                                                   (901,635)             (1,258,618)
                                                                                      -------------------     -----------------

Other income (expense):
     Interest expense and financing costs                                                       (18,094)                (13,253)
     Interest and other income                                                                  272,834                  17,250
                                                                                      -------------------     -----------------
          Total other income                                                                    254,740                   3,997
                                                                                      -------------------     -----------------

            Loss before reorganization items and discontinued operations                       (646,895)             (1,254,621)
                                                                                      -------------------     -----------------

Reorganization items -
     professional and legal fees                                                               (274,780)             (1,138,340)
                                                                                      -------------------     -----------------

            Loss from continuing operations                                                    (921,675)             (2,392,961)

Discontinued operations -
     loss from discontinued operations                                                           (1,899)             (2,033,221)
                                                                                      -------------------     -----------------

              Net loss                                                                 $       (923,574)       $     (4,426,182)
                                                                                      ===================     =================

     Net loss per share from continuing operations                                     $          (0.01)       $          (0.02)
                                                                                      ===================     =================
     Net loss per share from discontinued operations                                   $          (0.00)       $          (0.02)
                                                                                      ===================     =================
     Basic and diluted net loss per share                                              $          (0.01)       $          (0.04)
                                                                                      ===================     =================

     Basic and diluted weighted average shares outstanding                                  119,316,723             119,316,723
                                                                                      ===================     =================


          The accompanying notes are an integral part of these financial statements.

                                  Statement of Changes in Stockholders' Equity
                                   For the Nine Months Ended December 31, 2011
                                                   (Unaudited)


                                                                         Additional                                Total
                                                                          Paid-In           Accumulated        Stockholders'
                                           Shares         Amount          Capital             Deficit              Equity
                                           ------         ------          -------             -------              ------

Balances, April 1, 2011                   119,316,723      $1,194    $     93,193,008  $      (89,670,350)  $     3,523,852

  Net loss                                          -           -                 -              (923,574)         (923,574)
                                       ----------------- ----------- ----------------- -------------------- -----------------
Balances, December 31, 2011               119,316,723      $1,194    $     93,193,008  $      (90,593,924)   $    2,600,278
                                       ================= =========== ================= ==================== =================

























          The accompanying notes are an integral part of these financial statements.

                                      Rancher Energy Corp.
                                     (Debtor-in-possession)
                                    Statements of Cash Flows
                                           (unaudited)


                                                                               For the Nine Months Ended
                                                                                      December 31,

                                                                              2011                 2010
                                                                        -----------------    ----------------

     Net loss                                                             $     (923,574)     $  (4,426,182)


Adjustments to reconcile net loss from continuing operations to cash used for operating activities, before reorganization items:

     Loss from discontinued operations                                             1,899          2,033,221
     Reorganization items                                                        274,780          1,138,340
     Loss on sale of fixed assets                                                      -              3,290
     Depreciation and amortization                                                28,720             82,556
     Stock-based compensation expense                                                  -            167,132
Changes in operating assets and liabilities:
     Accounts receivable, prepaid expenses and other assets                       89,229             29,828
     Accounts payable and accrued liabilities                                   (173,378)           399,494
                                                                        -----------------    ----------------
        Net cash used for operating activities, before
        reorganization items                                                    (816,402)          (572,321)


Operating cash flows used for reorganization activities -
     professional fees for services rendered in connection with
     the Chapter 11 proceeding                                                  (531,964)          (627,662)
                                                                        -----------------    ----------------

        Net cash used for operating activities                                (1,234,288)        (1,199,983)
                                                                        -----------------    ----------------
Cash flows used for investing activities -
     purchases of furniture, fixtures and equipment                                    -             (5,177)
                                                                        -----------------    ----------------
Discontinued operations:
     Operating cash flows                                                        691,024          1,322,925
     Investing cash flows                                                              -           (182,872)
                                                                        -----------------    ----------------
        Net cash provided by discontinued operations                             691,024          1,140,053
                                                                        -----------------    ----------------

Decrease in cash and cash equivalents                                           (543,264)           (65,107)
Cash and cash equivalents, beginning of period                                 3,883,228            372,286
                                                                        -----------------    ----------------
Cash and cash equivalents, end of period                                  $    3,339,964      $     307,179
                                                                        =================    ================


           The accompanying notes are an integral part of these financial statements.

                              Rancher Energy Corp.
                             (Debtor-in-possession)
                          Notes to Financial Statements
                                   (unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization
------------

         Rancher Energy Corp. ("Rancher Energy" or the "Company") was incorporated in the state of Nevada on February 4, 2004. The Company's operations have included acquisition of, exploration for, and development and production of oil and natural gas. These activities have historically concentrated on applying secondary and tertiary recovery technology to older, previously productive fields in North America.

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

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, the petition raises substantial doubt about the Company's ability to remain a going concern. The Company's continuation as a going concern may be contingent upon, among other things, (i) acquiring assets; (ii) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. We are currently evaluating various courses of action with respect to our operations when, and if, we exit from bankruptcy. There can be no assurance that any our efforts to do so will be successful. The accompanying financial statements do not include any adjustments that might result should we be unable to continue as a going concern. In the event the Company's restructuring activities are not successful, certain adjustments in the carrying value of assets and liabilities, the reporting of revenues and expenses, and balance sheet classifications may be necessary.

         The Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 852-10 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the period ending December 31, 2009. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash flows from reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted ASC 852-10 effective on October 28, 2009 and currently segregates those items as outlined above for all reporting periods.

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

Accounts Receivable
-------------------

         The Company's accounts receivable currently consist of amounts due in connection with the sale of the Company's oil and gas properties. Additionally, certain legal expenses relating to the Company's pending litigation (see Note 5
- Contingencies below) are also reimbursable from the purchaser of the Company's oil and gas properties.

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

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the

Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially all of the Company's assets in March 2011 resulted in the Company having no oil and gas properties at December 31, 2011.

Net Loss Per Share
------------------

         Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average of common shares outstanding during each period. Diluted net loss per common share is calculated by dividing adjusted net loss by the weighted-average of common shares outstanding, including the effect of other dilutive securities. The Company's potentially dilutive securities consist of outstanding options and warrants to purchase the Company's common stock, all of which where "out-of-the-money" as of December 31, 2011. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

         The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                    For the Nine Months Ended December 31,
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

Other Significant Accounting Policies
-------------------------------------

         Other accounting policies followed by the Company are set forth in Note 1 to the Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2011, and are supplemented in the Notes to Financial Statements (unaudited) in this Quarterly Report on Form 10-Q for the nine months ended December 31, 2011. These unaudited financial statements and notes should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended March 31, 2011.

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

         No assurance can be provided as to what values, if any, will be ascribed in the bankruptcy proceedings to the Company's prepetition liabilities, common stock and other securities. Based upon the status of our plan of reorganization, and the timing of confirmation and approval of any such plan of reorganization, it is uncertain whether holders of our securities will receive any payment in respect of such securities.

         The Company expects to file its second amended proposed plan of reorganization ("Proposed Plan of Reorganization"), and the Disclosure Statement for the Proposed Plan of Reorganization with the Court before the end of the Company's 2012 fiscal year-end (March 31, 2012). The Disclosure Statement must be first approved by the Court before it may be sent to creditors, along with the Proposed Plan of Reorganization, for approval. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization is subject to further amendment.

         Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Company, or to create, perfect, or enforce any lien against the property of the Company, or to collect on or otherwise exercise rights or remedies with respect to a prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

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

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company did not reject any leases during the nine months ended December 31, 2011.

         The Company sold substantially all of its assets effective March 1, 2011 and the currently proposed plan of reorganization restricts the Company's management to liquidating the Company's assets and making distributions on allowed claims until all allowed claims are satisfied and reserves are established for disputed claims. When, and if, all allowed claims are satisfied or fully reserved for, it is not known at this time whether the Company will commence new business opportunities or liquidate, and the mechanism for making this determination has yet to be established. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) acquiring assets; (ii) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently evaluating various courses of action to address the operational issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. No adjustments to liabilities were recognized during the nine months ended December 31, 2011.

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

Liabilities Subject to Compromise
---------------------------------

         Liabilities subject to compromise include the following prepetition liabilities:


                                                December 31,             March 31,
                                                    2011                   2011
                                             -------------------     -----------------

Accounts payable, trade                       $      176,726          $     176,616
Other payables and accrued liabilities               949,222                820,312
Convertible notes payable                            140,000                140,000
                                             -------------------     -----------------
                                              $    1,265,948          $   1,136,928
                                             ===================     =================

Note 3 - Discontinued Operations

          In March 2011, we completed the sale of all of our oil and gas properties and substantially all fixed assets. The financial results of our business related to oil and gas operations have been classified as discontinued operations in our Statements of Operations for all periods presented. The following summarizes components of loss from the Company's discontinued operations for the three and nine months ended December 31, 2011 and 2010:


                                                                             Three Months Ended
                                                                                  December 31,
                                                                  ------------------------------------------
                                                                          2011                   2010
                                                                  -------------------    -------------------

Revenue                                                           $               -       $     1,211,679
                                                                  -------------------    -------------------

Operating expenses                                                                -             1,114,524
                                                                  -------------------    -------------------

   Operating income from discontinued operations                                  -                97,155

Other income (expenses) from discontinued operations, net                        32              (731,299)
                                                                  -------------------    -------------------

      Net income (loss) from discontinued operations              $              32       $      (634,144)
                                                                  ===================    ===================

                                                                              Nine Months Ended
                                                                                  December 31,
                                                                  ------------------------------------------
                                                                          2011                   2010
                                                                  -------------------    -------------------

Revenue                                                           $               -       $     3,536,968
                                                                  -------------------    -------------------

Operating expenses                                                           (2,109)            3,900,656
                                                                  -------------------    -------------------

   Operating income (loss) from discontinued operations                       2,109              (363,688)

Other expenses from discontinued operations, net                             (4,008)           (1,669,533)
                                                                  -------------------    -------------------

      Net loss from discontinued operations                       $          (1,899)      $    (2,033,221)
                                                                  ===================    ===================

         The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities included in the accompanying balance sheets:

                                                                   December 31,            March 31,
                                                                      2011                   2011
                                                                -------------------    ------------------
Assets:
------
Current assets of discontinued operations:
     Accounts receivable                                          $            -         $       45,229
     Deposits and other assets                                            16,405                    -
                                                                -------------------    ------------------
                                                                          16,405                 45,229
                                                                -------------------    ------------------

Long-term assets of discontinued operations - other
    assets                                                                   -                  814,354
                                                                -------------------    ------------------

          Total assets of discontinued operations                 $       16,405         $      859,583
                                                                ===================    ==================

Liabilities:
-----------
Current liabilities of discontinued operations -
     accounts payable and accrued liabilities                     $      107,936         $       58,191
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

Note 6 - Income Taxes

         As of December 31, 2011, the Company believes that it is more likely than not that its net deferred tax assets, which consist primarily of net operating losses, will not be utilized in the future. As such, a valuation allowance has been recognized for the full amount of its net deferred tax assets.

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

Note 7 - Share-Based Compensation

Grant of Options to Directors
-----------------------------

         On October 27, 2009, in conjunction with the execution of certain management retention agreements (the "Retention Agreements"), each of the Company's four directors was granted options to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.035 per share.

         The Company recognized share-based compensation expense relating to the directors' options of $133,628 for the nine months ended December 31, 2010. As of December 31, 2011, all directors' options have vested and there was no remaining compensation expense to be recognized.

2006 Stock Incentive Plan
-------------------------

         As of December 31, 2011, there were 1,441,000 options outstanding under the 2006 Stock Incentive Plan and 8,559,000 options are available for issuance. The company recognized share-based compensation expense of $33,504 during the nine months ended December 31, 2010. At December 31, 2011, all employee options have vested and there was no remaining compensation expense to be recognized.

Note 8 - Related Party Transactions

         A director of the Company is a partner in the law firm that acts as counsel to the Company. Legal fees and expenses from the law firm in the amount of $52,026 and $61,135 during the nine months ended December 31, 2011 and 2010, respectively, are included in the accompanying statements of operations. As of December 31, 2011, the Company owed the law firm $46,036.

         A director of the Company is a partner in a firm that provided field supervision and consulting services to the Company. Fees and expenses from the firm in the amount of $6,867 and $83,852 during the nine months ended December 31, 2011 and 2010, respectively, are included in the accompanying statements of operations. As of December 31, 2011, the Company owed the consulting firm $312.


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

         We expect to file our second amended proposed plan of reorganization ("Proposed Plan of Reorganization"), and the Disclosure Statement for the Proposed Plan of Reorganization with the Court before the end of our 2012 fiscal year-end, which is March 31, 2012. The Disclosure Statement must be first approved by the Court before it may be sent to creditors, along with the Proposed Plan of Reorganization, for approval. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization is subject to further amendment. As of the filing date of this report, the Court has not schedule a hearing on the Proposed Plan of Reorganization.

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company did not reject any leases during the nine months ended December 31, 2011.

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

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. No adjustments to liabilities were recognized during the nine months ended December 31, 2011.

         Further, any confirmed and approved plan of reorganization could materially change the amounts and classifications reported in our financial statements. Our historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

Results of Operations
---------------------

         With the sale of substantially all of the Company's assets in March 2011, the Company's results of operations are presented as follows:

     Continuing operations
     o Results of the Company's continuing operations for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010; and
     o Results of the Company's continuing operations for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010; and

     Discontinued operations
     o Results of the Company's discontinued operations for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010; and
     o Results of the Company's discontinued operations for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

Continuing Operations

         Three months ended December 31, 2011 compared to three months December 31, 2010 - continuing operations.

         The following is a comparative summary of our results from continuing operations:


                                                               Three Months Ended
                                                                  December 31,
                                                     ---------------------------------------
                                                           2011                  2010
                                                     ------------------   -------------------

    Revenues                                          $             -       $          -
                                                     ==================   ===================

    Operating expenses:
      General and administrative                              360,236               363,145
      Depreciation and amortization                             8,616                26,520
                                                     ------------------   -------------------
        Total operating expenses                              368,852               389,665
                                                     ------------------   -------------------

    Loss from operations                                     (368,852)             (389,665)
                                                     ------------------   -------------------

    Other income (expense):
      Interest expense and financing costs                     (6,096)               (4,433)
      Interest and other income                                84,095                 5,685
                                                     ------------------   -------------------
        Total other income                                     77,999                 1,252
                                                     ------------------   -------------------

    Loss before reorganization items                         (290,853)             (388,413)

    Reorganization items                                      (43,675)             (418,804)
                                                     ------------------   -------------------

    Net loss from continuing operations               $      (334,528)      $      (807,217)
                                                     ==================   ===================

         Overview. For the three months ended December 31, 2011, we reported a net loss from continuing operations of $334,528, or $0.00 per basic and fully-diluted share, compared to a net loss of $807,217 or $0.01 per basic and fully-diluted share, for the corresponding three months of 2010. Discussions of individually significant period to period variances follow.

         General and administrative expense. For the three months ended December 31, 2011, we incurred general and administrative expenses of $360,236 as compared to $363,145 for the corresponding three months ended December 31, 2010. During the three months ended December, 31, 2011, we recognized expense of approximately $129,000 related to certain employee retention and separation agreements. Excluding these charges, the decrease in our general and administrative resulted primarily from decreases in compensation and office expenses. Savings in compensation expense resulted from stock option awards not being granted in 2011 and overall decreases in employee headcount during the three months ended December 31, 2011 as compared with the same period in 2010. Office expenses decreased primarily as a result of lower rent expense associated with the April 2011 relocation of the Company's headquarters.

         Reorganization items. Reorganization items, totaling $43,675 for the three months ended December 31, 2011, include those items of expense specifically related to our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist entirely of professional fees to legal counsel for assistance with our reorganization plan and other bankruptcy related matters. While these costs have decreased as compared to the corresponding three months in 2010 (total expense of $418,804), we expect these expenses will continue to be a significant component of expenses as we progress through the bankruptcy process.

         Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company ("Merit"), beginning in December 2010. In return for this assignment, the Company receives a fee of $.03 per Mcf purchased by Merit under this supply agreement, which expires at the end of 2012. During the three months ended December 31, 2011, the Company recognized income of approximately $81,000 for purchases made under this supply agreement.

Nine months ended December 31, 2011 compared to Nine months December 31, 2010 - continuing operations.

         The following is a comparative summary of our results from continuing operations:


                                                                 Nine Months Ended
                                                                    December 31,
                                                       ---------------------------------------
                                                            2011                 2010
                                                       ----------------   -------------------

     Revenues                                            $          -       $             -
                                                       ================   ===================

     Operating expenses:
       General and administrative                              872,915            1,176,062
       Depreciation and amortization                            28,720               82,556
                                                       ----------------   -------------------
         Total operating expenses                              901,635            1,258,618
                                                       ----------------   -------------------

     Loss from operations                                     (901,635)          (1,258,618)
                                                       ----------------   -------------------

     Other income (expense):
       Interest expense and financing costs                    (18,094)             (13,253)
       Interest and other income                               272,834               17,250
                                                       ----------------   -------------------
         Total other income                                    254,740                3,997
                                                       ----------------   -------------------

     Loss before reorganization items                         (646,895)          (1,254,621)

     Reorganization items                                     (274,780)          (1,138,340)
                                                       ----------------   -------------------

     Net loss from continuing operations                 $   (921,675)      $    (2,392,961)
                                                       ================   ===================

         Overview. For the nine months ended December 31, 2011, we reported a net loss from continuing operations of $921,675, or $0.01 per basic and fully-diluted share, compared to a net loss of $2,392,961 or $0.02 per basic and fully-diluted share, for the corresponding nine months of 2010. Discussions of individually significant period to period variances follow.

         General and administrative expense. For the nine months ended December 31, 2011, we incurred general and administrative expenses of $872,915 as compared to $1,176,062 for the corresponding nine months ended December 31, 2010. The decrease of $303,147 resulted primarily from decreases in compensation and office expenses. Savings in compensation expense resulted from stock option awards not being granted in 2011, decreases in employee headcount, offset, in part, by decreased overhead recoveries due to the Company not having any field operations during the nine months ended December 31, 2011, and the recognition of approximately $129,000 of expenses related to certain employee retention and separation agreements. Office expenses decreased primarily as a result of lower rent expense associated with the April 2011 relocation of the Company's headquarters.

         Reorganization items. Reorganization items totaling $274,780 for the nine months ended December 31, 2011 include those items of expense specifically related to our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist entirely of professional fees to legal counsel for assistance with our reorganization plan and other bankruptcy related matters. While these costs have decreased as compared to the corresponding nine months in 2010 (total expense of $1,138,340), we expect these expenses will continue to be a significant component of expenses as we progress through the bankruptcy process.

         Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit, beginning in December 2010. In return for this assignment, the Company receives a fee of $.03 per Mcf purchased by Merit under this supply agreement, which expires at the end of 2012. During the nine months ended December 31, 2011, the Company recognized income of approximately $243,000 for purchases made under this supply agreement.

Discontinued Operations

         Three months ended December 31, 2011 compared to three months December 31, 2010 - discontinued operations.

         The following is a comparative summary of our results from discontinued operations for the three months ended December 31, 2011 and 2010:


                                                                2011               2010
                                                          ---------------    ---------------

Revenue                                                   $            -     $    1,148,241
                                                          ---------------    ---------------

Operating expenses                                                (4,392)         1,651,588
                                                          ---------------    ---------------

  Operating income (loss) from discontinued operations             4,392           (503,347)

Other expenses from discontinued operations, net                                   (479,140)
                                                                       -
                                                          ---------------    ---------------

    Net income (loss) from discontinued operations        $        4,392     $     (982,487)
                                                          ===============    ===============

         Overview. For the three months ended December 31, 2011, we reported net income of $4,392 or $0.00 per basic and fully-diluted share, compared to a net loss of ($982,487) or ($0.01) per basic and fully-diluted share, for the corresponding three months of 2010. With the sale of all of the Company's oil and gas properties in March 2011, the Company had no revenue or notable expenses relating to discontinued operations during the three months ended December 31, 2011.

         Nine months ended December 31, 2011 compared to nine months December 31, 2010 - discontinued operations.

         The following is a comparative summary of our results from discontinued operations for the nine months ended December 31, 2011 and 2010:


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
                                                                   ===============    ===============

         Overview. For the nine months ended December 31, 2011, we reported a net loss of ($1,931) or ($0.00) per basic and fully-diluted share, compared to a net loss of ($1,399,076) or ($0.01) per basic and fully-diluted share, for the corresponding three months of 2010. With the sale of all of the Company's oil and gas properties in March 2011, the Company had no revenue or notable expenses relating to discontinued operations during the nine months ended December 31, 2011.

Liquidity and Capital Resources
-------------------------------

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2011 and 2010 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We are in bankruptcy and have incurred a cumulative net loss of approximately $90 million for the period from inception (February 4, 2004) to December 31, 2011.

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

         The following is a summary of our comparative cash flows:


                                                                          For the Nine Months Ended
                                                                                December 31,
                                                                     ------------------ -- ----------------
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

Critical Accounting Policies and Estimates
------------------------------------------

         Critical accounting policies and estimates are provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, both of which are included in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Additional footnote disclosures are provided in Notes to Financial Statements (unaudited), which are include in Item 1. Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.


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

                                            RANCHER ENERGY CORP.

Dated:  February 21, 2012                   By: /s/ Jon C. Nicolaysen
                                                ---------------------
                                                Jon C. Nicolaysen, President,
                                                Chief Executive Officer, and
                                                Acting Chief Accounting Officer