Form 10-K
period 2012-03-31
RANCHER ENERGY CORP.
filed 2012-07-25
CIK 1287900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2012

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-51425

                               RANCHER ENERGY CORP
             (Exact name of registrant as specified in its charter)

             Nevada                                           98-0422451
----------------------------------                      ------------------------
 State or other jurisdiction of                             I.R.S. Employer
  incorporation or organization                           Identification No.

               1615 California Street, Suite 607, Denver, CO 80202
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 303-629-1125

           Securities registered pursuant to Section 12(b) of the Act:
 Title of each class registered                           Name of each exchange
                                                          on which registered
----------------------------------                      ------------------------
         Not Applicable                                       Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                 --------------
                                (Title of Class)

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

Large accelerated filer      [___]     Accelerated filer                  [___]
Non-accelerated filer        [___]     Smaller reporting company          [_X_]
(Do not check if a smaller
reporting company)

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

The number of shares outstanding of the registrant's common stock, $0.00001 par value, as of July 19, 2012 was 119,316,723.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.
                     TABLE OF CONTENTS

                                        PART I

ITEM 1.      Business                                                               1
ITEM 1A.     Risk Factors                                                           6
ITEM 1B.     Unresolved Staff Comments                                             13
ITEM 2.      Description of Properties                                             13
ITEM 3.      Legal Proceedings                                                     13
ITEM 4.      Mine Safety Disclosures                                               15

                                       PART II

ITEM 5.      Market for Registrant's Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities                             15
ITEM 6.      Selected Financial Data                                               16
ITEM 7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                 16
ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk            21
ITEM 8.      Financial Statements and Supplementary Data                           21
ITEM 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                  21
ITEM 9A(T).  Controls and Procedures                                               21
ITEM 9B.     Other Information                                                     24

                                       PART III

ITEM 10.     Directors, Executive Officers, and Corporate Governance               24
ITEM 11.     Executive Compensation                                                26
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters                                           31
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                          32
ITEM 14.     Principal Accounting Fees and Services                                33

                                       PART IV

ITEM 15.     Exhibits, Financial Statement Schedules                               34
SIGNATURES                                                                         35


Note about Forward-Looking Statements

This Form 10-K contains forward-looking statements, such as statements relating to Rancher Energy Corp.'s ("we" or "our") financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

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

         On October 28, 2009, we filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). As a result of the Chapter 11 filing we continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court, as we devote efforts to develop a reorganization plan.

         From January 2007 through March 2011, we operated four fields in the Powder River Basin, Wyoming, which is located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, are the South Glenrock B Field, the Big Muddy Field, the Cole Creek South Field and the South Glenrock A Field. Effective March 1, 2011, we sold all of our interest in the four fields to Linc Energy Petroleum (Wyoming), Inc. as part of the Chapter 11 Bankruptcy proceeding discussed in greater detail below.

COMPANY OVERVIEW

         Chapter 11 Reorganization

         On October 15, 2009, a Note Payable (the "Note") issued by the Company to GasRock Capital LLC ("GasRock" or the "Lender") (now known as Magma Assets,
LLC) in October 2007 became due and payable. We were unable to pay the amount due of approximately $10.2 million, and we were unsuccessful in reaching agreement with GasRock to extend or otherwise modify the terms of the Note. On October 16, 2009, GasRock notified us of the existence of an event of default under the terms of the Note and of their intention to foreclose on the assets that secured the Note. On October 21, 2009, GasRock gave instructions to our bank to transfer all funds held in our operating account to GasRock, leaving us without funds to conduct operations, pay staff or generally operate our business. On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code").

         As a result of the Chapter 11 filing we continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devoted renewed efforts to resolve our liquidity problems and sought to develop a reorganization plan. In November 2009, the Court approved an interim order for our use of cash collateral. The interim order for continued use of cash collateral has since been extended by the Court on several occasions. As of the date of filing this annual report, there are no longer any liens against cash collateral and, accordingly, Court authority is no longer required.

            On January 26, 2011, the Court granted the Company's Motion to Approve Debtor-In-Possession Secured Financing from Linc Energy Petroleum (Wyoming), Inc. ("Linc Energy."). On January 28, 2011, the financing with Linc Energy was closed and distributed to the Company.

            The   Debtor-In-Possession   Secured  Financing   provided  for  the
following:

     o Authorizing the Company to borrow up to a maximum of $14,700,000 from Linc Energy, for the limited purposes of: (a) paying the GasRock debt ("GasRock Debt") in the amount of $13,653,698, in full; (b) holding the Carve-Out Amount ($100,000 to be used to pay actual administrative expenses) in the Carve-Out Account until the close of the Sale; (c) paying pre-petition ad valorem taxes with respect to Real Property located in Wyoming; (d) funding the Escrow Amount into an interest bearing account to be maintained and disbursed pursuant to the terms and conditions of the Escrow Agreement; and (e) other purposes with the prior written consent of Lender, in its sole and absolute discretion.

     o In exchange for such funds, the Company granted to Linc Energy valid and perfected first priority security interests in and liens on all of Rancher's assets ("the Collateral"), which Collateral includes but was not limited to (a) Rancher's interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of Rancher, except for the Carve-Out Amount.

            On February 24, 2011, the Court granted the Company's Motion for Order Authorizing (I) Sale of Substantially All of the Debtor's Assets; and (II) Assumption and Assignment of Certain Executory Contracts and Unexpired Leases pursuant to an Asset Purchase Agreement with Linc Energy, dated as of December 20, 2010

     On March 15, 2011, effective as of March 1, 2011, the Company closed on the sale of substantially all of its assets pursuant to the Asset and Purchase Agreement with Linc Energy. In exchange for cash of $20 million plus other potential future consideration up to $825,000, and subject to other adjustments as specified in the Asset Purchase Agreement, the Company sold all right, title and interest in and to substantially all operating assets, properties, rights and business of every kind, character and description, to the extent owned, held or primarily used in the conduct of the Company's business. Funds from the sale of assets were primarily used to pay outstanding principal and accrued interest on a Debtor-In-Possession Loan totaling $14,829,950. Of the $825,000 potential future considerations dating to the March 1, 2011 sale of assets, a Settlement and Release Agreement among Rancher, GasRock and Linc Energy was agreed to on June 15, 2012. The bankruptcy court subsequently approved the Agreement in July and on July 18, 2012, the $525,000 was received by Rancher along with the other issues that have been resolved as noted in Notes 8 and 14 to this report. It does not appear that the other $300,000 will be realized by the Company.


            On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization ("the Plan") and Disclosure Statement for 2nd Amended Plan of Reorganization with the Court. The Plan provides for the Company to pay the claims of its creditors as the assets of the Company allow, and permits, but does not obligate, the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties, as discussed below. As of the date hereof, the 2nd Amended Plan has not been sent for voting and has not been confirmed by the Bankruptcy Court. The Bankruptcy Court intends to address the 2nd Amended Plan on or about September 4, 2012.

            The amount of cash the Company had immediately following closing does not represent the amount of cash that the Company anticipates having following payment of its creditors, administrative expenses and other items.

         There is no certainty that we will be successful in completing a plan of reorganization or that it will be confirmed by the Court. If the plan of reorganization is not confirmed by the Court, any party in interest may file a plan of reorganization for us or move to have the case converted to a case under Chapter 7, which would involve the liquidation of the Company.

Business Strategy Post Bankruptcy

         New Prospect Criteria

         The Company will consider the following criteria when evaluating whether to acquire an oil and gas prospect:

     o    proximity to existing production;
     o    depth of existing production;
     o    location in a known producing region;
     o    whether there is well control data from nearby drill sites;
     o    geologic evaluations by local geologists of production potential;
     o    reasonable cost of acquisition;
     o    term of lease and drilling commitment, if any; and
     o    reasonable drilling cost estimates.

COMPETITION, MARKETS, REGULATION AND TAXATION

         Competition

         There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Many of the companies and individuals so engaged have substantially greater financial resources than Rancher does.

         Markets

         The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the Company's control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond the Company's control. The market for natural gas is also unsettled, and gas prices have fluctuated in the past four years with substantial fluctuation, seasonally and annually.

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

         Effect of Changing Industry Conditions on Drilling Activity

         Volatile oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. Rancher cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on its ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Federal and State Regulations

Governmental Regulation and Environmental Consideration

         Numerous Federal and state laws and regulations govern the oil and gas industry. These laws and regulations are often changed in response to changes in the political or economic environment. Compliance with this evolving regulatory burden is often difficult and costly and substantial penalties may be incurred for noncompliance. The following section describes some specific laws and regulations that may affect us. We cannot predict the impact of these or future legislative or regulatory initiatives. Federal and state taxes have in the past affected the economic viability of such properties.

         The above paragraphs only give a brief overview of potential Federal and state regulations. Because the Company does not have any properties, at the time of this filing, , and because of the wide range of activities in which Rancher may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on the Company.

Bankruptcy Proceedings

         Since filing a voluntary petition under Chapter 11 for relief in the United States Bankruptcy Court on October 28, 2009, we have operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the Bankruptcy Court.

Environmental Laws and Regulations

         Our operations are subject to various increasingly stringent federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, which directly impact oil and gas exploration, development, and production operations and consequently may impact our operations and costs. These regulations include, among others (i) regulations by the EPA and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes; (ii) the Comprehensive Environmental Response, Compensation and Liability Act, Federal Resource Conservation and Recovery Act, and analogous state laws that regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal Federal statute governing the treatment, storage, and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage, and disposal of naturally occurring radioactive material.

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

Government Contracts

         The Company has no government contracts.

Number of Persons Employed

         As of March 31, 2012, Rancher had 2 employees. Directors work on an as needed basis.


ITEM 1A.  RISK FACTORS

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

         As of March 31, 2012, and as of the filing of this annual report, we continued to operate as a debtor-in-possession in the Chapter 11 case. On April 30, 2012, we filed a Second Amended Plan of Reorganization with the Court. However, there is no assurance that any such plan of reorganization will ultimately be confirmed and become effective, nor is there any assurance that the ultimate terms of our exit from bankruptcy will preserve the rights of our existing equity holders in whole or at all. If the plan of reorganization is not confirmed by the Court, any party in interest may file a plan of reorganization for us, which could result in the forced sale of our remaining assets and liquidation of the Company to satisfy our pre-petition obligations. Accordingly, our equity holders continue to be subject to a risk that we will not be able to successfully emerge from bankruptcy or that rights of the equity holders will not be diminished substantially or eliminated entirely.

         Presently our only source of cash to pay for operating activities and overhead is proceeds from the sale of Rancher's assets, interest earned on our cash, and monthly proceeds from periodic transaction with Merit Energy. Under a litigation agreement with Linc Energy entered into as part of the sale to Linc Energy, the Company is entitled to reimbursement for some legal fees incurred in ongoing litigation with GasRock concerning the prepetition conveyance of certain oil and gas interests to GasRock. At the same time, GasRock has asserted a claim against the Company for its attorneys' fees and costs in connection with the Company's adversary proceeding against GasRock.

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

Our status as debtor-in-possession may adversely affect our ability to find and develop our post-petition business plans.

         There is no assurance that we will be able to secure financing on acceptable terms, or that we will be able to successfully operate following the Chapter 11 case, any of which could result in a total loss to our Company and our shareholders. While in Chapter 11, the Company is unable to obtain any financing without the Court's approval and potential financers or acquisition possibilities may be unwilling to wait the amount time needed for the Company to obtain that approval.

We have incurred losses from operations in the past and expect to do so in the future.
         We have never been profitable. We incurred net losses of $882,928 and $674,059 for the fiscal years ended March 31, 2012 and 2011, respectively. We do not expect to be profitable during the fiscal year ending March 31, 2013. Our acquisition and development of prospects will require substantial additional capital expenditures in the future. The uncertainty and factors described throughout this section may impede our ability to economically acquire, develop, and exploit oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The Company will need additional financing for which Rancher has no commitments, and this may jeopardize execution of the Company's post-petition business plan.

         Rancher has limited funds, and such funds may not be adequate to carry out a business plan, post-petition, in the oil and gas industry. The Company's ultimate success depends upon ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines the exact need for additional financing and what amounts, if any, may be needed. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company and/or Bankruptcy Court. If not available, Rancher operations will be limited to those that can be financed with its modest capital.

Rancher is not diversified and it will be dependent on only one business.

         Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. Rancher's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the energy industry and therefore increase the risks associated with the Company's operations due to lack of diversification.

Our failure to maintain effective internal control over financial reporting may not allow us to accurately report our financial results, which could cause our financial statements to become materially misleading and adversely affect the trading price of our stock.

In our annual reports on Form 10-K for the fiscal years ended March 31, 2012 and 2011, we reported the determination of our management that we had a material weakness in our internal control over financial reporting. The determination was made by management that we did not adequately segregate duties of different personnel in our accounting department due to an insufficient complement of staff and inadequate management oversight, due to the fact that we do not have any operations. While we have made progress in remediating the weakness, we have not completely remediated them, due to limited resources to add experienced staff. The Company has not implemented a process whereby journal entries are reviewed and approved before being entered into the general ledger, and in general has not implemented comprehensive entity-level internal controls. In addition, management has failed to implement and monitor appropriate period end cutoff procedures to implement and adequate timely approval of bank account reconcilia- tions. Until we obtain sufficient financing we will not be able to correct the material weakness in our internal control over financial reporting, and our business could be harmed and the stock price of our common stock could be adversely affected.

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

Rancher may depend upon outside advisors

         To supplement the business experience of the Company's officer and directors, Rancher may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company's Board of Directors will make the selection of any such advisors. Furthermore, the Company anticipates that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to Rancher.


                 RISK FACTORS RELATING TO THE COMPANY'S BUSINESS

Rancher's business, oil and gas exploration and production has numerous risks which could render the Company unsuccessful.

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

         The oil and gas industry is intensely competitive with respect to acquiring prospects and/or productive properties, marketing oil and natural gas and securing equipment and trained personnel and contractors. We will be competing with companies that are significantly larger and have greater resources. Many of these companies not only explore for and produce oil and gas, but also carry on refining operations and market petroleum and other products on a regional, national, or worldwide basis. These companies may be able to pay more for oil properties and prospects or define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit. Our larger competitors may be able to absorb the burden of present and future Federal, state, local, and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to increase reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

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

Rancher proposed post-petition business will be subject to significant weather interruptions.

         The Company's activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect its ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

We believe shareholders should consider certain negative aspects of our proposed post-petition operations.

     Dry Holes: We may expend substantial funds acquiring and potentially participating in exploring properties which we later determine not to be productive. All funds so expended will be a total loss to us and charged to operations under the successful efforts accounting method.

     Technical Assistance: We will find it necessary to employ technical assistance (i.e. geologists and/or operators) in the operation of our business. As of the date of this filing, we have not contracted for any technical assistance.

     Uncertainty of Title: We will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application. We intend to obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

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

     Competition: The Company anticipates substantial competition in its effort to explore oil and gas properties and may have difficulty in putting together drilling participants and getting prospects drilled and explored. Established companies have an advantage over Rancher because of substantially greater resources to devote to property acquisition and to obtain drilling rigs, equipment and personnel. If the Company is unable to compete for capital, participation and drilling rigs, equipment and personnel, Rancher business will be adversely affected.

                        RISK FACTORS RELATED TO OUR STOCK

We are operating as a debtor-in possession under the authorization of the U.S. Bankruptcy Court and provisions of the U.S. Bankruptcy Code.

         Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders of the Company are entitled to receive any distribution or retain any property under the plan of reorganization. The ultimate recovery, if any, to shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization and the final resolution of the objections to claims and of the adversary proceeding against GasRock. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy case to shareholders or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. DESCRIPTION OF  PROPERTIES

     Rancher Energy Corp. is located at 1615 California Street, Suite 607, Denver, Colorado 80202. The Company leases the office space of approximately 1,000 sq. feet on a month-to-month basis for a base rental amount of $1,000 per month.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

(a)         Real Estate.                                None.
(b)         Title to properties.                        None.
(c)         Oil and Gas Prospects.                      None.
(d)         Patents.                                    None.

         Rancher does not own any real property and a de minimis amount of tangible personal property.


ITEM 3.  LEGAL PROCEEDINGS

         On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. (the "Bankruptcy Code"). The Bankruptcy proceedings are discussed in further detail in Item 1 of this filing.

         On February 12, 2010, the Company filed an adversary proceeding in the Bankruptcy Court against GasRock Capital LLC, Case No. 10-01173-MER. The complaint seeks to recover the 10% NPI conveyed to GasRock ("The Lender") in connection with the Eighth Amendment to the Term Credit Agreement and the additional 1% ORRI conveyed to the Lender in October 2008 in connection with an extension of the short term note. The primary basis of the complaint is that the Lender gave less than fair equivalent value for the conveyances at a time when the Company was insolvent, or when the conveyances left the Company with insufficient capital. In other words, the Company has claimed that the value of the conveyances was in excess of a reasonable fee for the extensions, and, as a result, the conveyances were "constructively fraudulent" under both applicable Bankruptcy law and the Uniform Fraudulent Transfers Act.

         In addition, the Company has challenged the conveyance of the NPI and the 1% ORRI, together with the original 2% ORRI conveyed to Lender when its loan was first made, on the grounds that they should be characterized as security interests and not outright transfers of title. The Bankruptcy Court has granted GasRock's motion to dismiss these claims. The Company has also claimed that the conveyances rendered the Loan usurious under Texas law. Further, the Company has sought to have the NPI and 1% ORRI avoided as preferences under ss. 547 of the Bankruptcy Code and to equitably subordinate the Lender's claim. Although the Company believes its claims are well-taken, the Lender is vigorously defending against the complaint, and no assurance can be given that the Company will be successful in whole or in part.

On June 15, 2012, the Company entered into a settlement agreement with GasRock and Linc Energy to resolve the adversary proceeding against GasRock. In July, the bankruptcy court approved the settlement agreement and on July 18, 2012, the
Company:

     a.   receive  the  disputed  NPI,  which the  Company  conveyed to Linc
          Energy;
     b. releasd all claims to the funds held in escrow pursuant to the terms of the sale of all of its assets to Linc Energy;
     c. received from Linc Energy $525,000 plus an amount of $35,523 for final settlement of Rancher's litigation costs due under the Litigation Agreement with Linc Energy;
     d.   Dismissed the adversary proceeding against GasRock with prejudice; and
     e. Paid to GasRock $500,000 from an existing escrow account, and released from GasRock's claim for attorneys' fees and costs that GasRock asserted it is owed for defending itself in the adversary proceeding.

         In a letter dated February 18, 2009, sent to each of our then Directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in our private placement offering commenced in late 2006 alleged that securities laws were violated in that offering. In April 2009, we entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. In February 2009, our Board of Directors established a Special Committee of the Board (the "Special Committee") to investigate the allegations. Following the completion of the investigation, the Special Committee recommended no action be taken. We deny the allegations and believe they are without merit. The claimants have filed Proof of Claims with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations. The Company

     If management believes that a loss arising from this matter is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to this matter will be assessed and the treatment revised, if necessary. Based on currently available information, management is unable to make a determination as to the probability of a gain or loss regarding this suit at this time.

objected to the claims and asked the Bankruptcy Court to subordinate the claims to the level of equity. In June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims.


ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

         Our Common Stock is quoted on the OTC Bulletin Board and traded under the symbol "RNCHQ." Prior to our filing for protection under the U.S. Bankruptcy Code, our stock has been trading under the symbol "RNCH" since October 28, 2009. For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock as reported by the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

        Fiscal Year 2012                    High Bid                   Low Bid
--------------------------------------------------------------------------------
First Quarter                       $        0.069             $          0.0225
Second Quarter                      $        0.050             $          0.0065
Third Quarter                       $        0.010             $          0.0031
Fourth Quarter                      $        0.007             $          0.0042

        Fiscal Year 2011
First Quarter                       $        0.035             $           0.028
Second Quarter                      $        0.027             $           0.011
Third Quarter                       $        0.020             $           0.009
Fourth Quarter                      $        0.065             $           0.009

Holders

         There were approximately 189 holders of record of Rancher common stock as of March 31, 2012. This does not include any beneficial owners for whom shares may be held in "nominee" or "street name."

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

Recent Sales of Unregistered Securities

         During the years ended March 31, 2012 and 2011, we did not issue any securities.

Issuer Purchases of Equity Securities

         Rancher did not repurchase any shares of its common stock during the year ended March 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

         As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Organization

         On October 28, 2009, we filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court (the "Court"), District of Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). As a result of the Chapter 11 filing we continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devoted renewed efforts to resolve our liquidity problems and develop a reorganization plan. In November 2009, the Court approved an interim order for our use of cash collateral. The interim order for continued Use of Cash Collateral has since been extended by the Court on several occasions. As of the date of filing this annual report, no creditor has a lien on our cash collateral, and therefore no further authority of the Court is necessary to our use of cash collateral.

         From January 2007 through March 2011, we operated four fields in the Powder River Basin, Wyoming, which is located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, are the South Glenrock B Field, the Big Muddy Field, the Cole Creek South Field and the South Glenrock A Field. Effective March 1, 2011, we sold all of our interest in the four fields to Linc Energy Petroleum (Wyoming), Inc. as part of the Chapter 11 Bankruptcy proceeding. The sale of such properties has allowed us to eliminate the majority of our debt and also provides financial resources during our continuing reorganization.

         On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization ("the Plan") and Disclosure Statement for 2nd Amended Plan of Reorganization with the Court. The Plan provides for the Company to pay the claims of its creditors as the assets of the Company allow, and permits but does not obligate the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties, as discussed below. The Plan has not yet been sent for voting and has not been confirmed by the Bankruptcy Court. A hearing has been set in the bankruptcy court to review the 2nd Amended Plan on September 4, 2012.

         There is no certainty that we will be successful in completing a plan of reorganization or that it will be confirmed by the Court. If the plan of reorganization is not confirmed by the Court, any party in interest may file a plan of reorganization for us or move to have the case converted to a case under Chapter 7, which would result in the liquidation of the Company.

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

Results of Operations

         With the sale of substantially all of the Company's assets in March, 2011, the discussion regarding the Company's results of operations are presented as follows:

         A discussion of the results of the Company's continuing operations for the year ended March 31, 2012 as compared to the year ended March 31, 2011; and

         The Company's results of operations for the year ended March 31, 2012 as compared to the year ended March 31, 2011 should be read in conjunction with our Financial Statements and the Notes to Financial Statements included in this report.

Results of Continuing Operations for the year ended March 31, 2012 as compared to the year ended March 31, 2011

         Overview. With respect to our continuing operations, for the year ended March 31, 2012, we reported a net loss of ($882,928) or ($0.00) per basic and fully-diluted share, compared to a net loss of ($3,069,191) or ($0.03) per basic and fully-diluted share, for year ended March 31, 2011. Discussions of individually significant year-over-year variances follow.

         Revenues. The Company had no revenues from continuing operations in 2012 or 2011. All oil and gas properties were sold in a bulk transaction, effective March 1, 2011 and any revenues received during the 2011 are disclosed in results of discontinued operations as detailed below.

         General and administrative expenses. General and administrative expenses for 2012 were $883,082 compared to $1,508,635 for 2011. The decrease of $625,553 was primarily attributable to decreases in employee overhead costs, legal and insurance expenses.

         Interest expense. Interest expense from continuing operations reflects interest incurred on unsecured, convertible promissory notes that were not associated with the assets the Company' has sold. Interest expense was $24,158 and $16,312 for 2012 and 2011, respectively. These notes originated in October 2009. The interest rate on these loans for 2012 is higher than 2011 due to interest accruing at the default interest rate since November, 2010.

         Abandonment of leasehold improvements. On March 31, 2011, following the sale of substantially all of our assets, we reduced our administrative overhead by downsizing our corporate office. With our move to a smaller office, we abandoned leasehold improvements in our previous office, which had a net carrying cost of $102,000. No leasehold costs were carried forward into 2012. No improvements have been made in our current short-term lease entered into in February 2012 for our office space.

         Interest and other income. Interest and other income increased to $359,704 in 2012, from $92,214 in 2011. The increase of $263,666 is primarily due to full year payments received in 2012 from income generated from the resale of carbon dioxide under a supply and sales agreement that the Company entered into in December 2010.

         Reorganization expenses. Reorganization items for 2012 were $290,264 compared to $1,434,334 for 2011. The decrease of $1,144,070 primarily resulted from the following factors:

     o During 2012, reorganization expenses consisted mainly of professional and legal fees, incurred with the submission of the reorganization plan to the bankruptcy court and the work done towards the resolution of outstanding legal issues with Gas Rock. These expenses were lower in 2012 than in 2011, due to a lower activity levels compared to the prior year.

     o Under the terms of the credit agreement with our prepetition secured lender, we were responsible for reimbursing them for certain fees and expenses related to the repayment of amounts due under the credit facility. Expenses totaled $1,044,500 were incurred in 2011 for these items, while for the 2012 year, the prepetition lender's outstanding loans and related expenses had been settled;

     o Fees incurred for the review and eventual sale of substantially all of our assets in 2011.


Results of Discontinued Operations for the year ended March 31, 2012 as compared to the year ended March 31, 2011

         We sold all of our oil and gas related operating assets effective March 1, 2011. We had no operations and thus no revenues for the year ended March 31, 2012. The following comparisons are for the full year ended March 31, 2012 compared to the 11 months ended February 28, 2011.

         Overview. With respect to activities related to our discontinued operations, for the year ended March 31, 2012, we reported net loss of ($7,792) or $0.00 per basic and fully-diluted share, compared to a net income of $2,395,132, or $0.02 per basic and fully-diluted share, for year ended March 31, 2011. Discussions of individually significant year-over-year variances follow.

         Revenues. Following the sale of all of our oil and gas properties in March 2011, we received no revenues from this source in 2012. Revenues from oil and gas sales for the year ended March 31, 2011 prior to the March 1, 2011 sale of properties were $4,385,829.

         Operating expenses. Operating expenses for year ended March 31, 2012 were $7,792 compared to $4,558,108 for the year ended March 31, 2011. The decrease of $4,550,316 was the result of the sale of our oil and gas properties as of March 1, 2011 and the fact that we had no operations during the year ended March 31, 2012. Of the total decrease of $2,142,362 for lease operating expenses accounted for the largest expenditure of operating expense in 2011. During 2012 there were no carryover leases operating expenses, due to the sale of the properties in March 2011. Also, $1,188,251 of the 2011 operating expenses were for depletion and depreciation of oil and gas properties and related equipment while they were $0 in 2012. Additionally, during 2011 we settled certain contractual claims that arose from our filing for bankruptcy for $375,000, compared to $0 in 2012.

     Gain on sale of discontinued operations. The Company recorded a gain of $4,807,221 in connection with the sale of substantially all of our assets pursuant to the Asset and Purchase Agreement with Linc Energy effective March 1, 2011. Sales consideration was cash of $20 million plus other potential future consideration up to $825,000, and was subject to other adjustments as specified in the Asset Purchase Agreement. Of the $825,000 potential future considerations dating to the March 1, 2011 sale of assets, a Settlement and Release Agreement among Rancher, GasRock and Linc Energy was agreed to on June 15, 2012. The bankruptcy court subsequently approved the Agreement in July and on July 18, 2012, the $525,000 was received by Rancher along with the other issues that have been resolved as noted in Notes 7 and 13 to this report. It does not appear that the other $300,000 will be realized by the Company.


Liquidity and Capital Resources

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2012 and 2011 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $91 million for the period from incorporation (February 4, 2004) to March 31, 2012

     In March 2011, we sold all of our oil and gas income producing assets which enabled us to pay off all secured debt and left us with net cash proceeds of approximately $3,500,000 and a right to reimbursement from Linc Energy of up to $250,000 as legal fees related to the transaction are incurred, plus certain payments from Linc Energy contingent on obtaining specified results in the adversary proceeding against GasRock. We do not have any sources of revenue and our projected interest and other income is not sufficient to sustain our ongoing general and administrative, legal and reorganization costs. We have no operations as of April 1, 2012 and are not certain at the date of this filing whether there will be any during the 2013 fiscal year. Our monthly expenses, as of March 2012, consist primarily of reorganization, administrative and legal expenses, approximately $25,000 to $30,000 per month.

         We continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders the Court. As debtor-in-possession, the Company is authorized to continue to operate as an ongoing business and may pay all debts and honor all obligations arising in the ordinary course of our business after the Petition Date of October 28, 2009. However, we may not pay creditors on account of obligations arising before the Petition Date or engage in transactions outside the ordinary course of business without approval of the Court, after notice and an opportunity for a hearing.

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

Critical Accounting Policies

     Use of Estimates. We are engaged in the exploration, development, acquisition, and production of natural gas and crude oil. Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our decisions, which affect the estimates we use, on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies see Note 2 - Summary of Significant Accounting Policies in the Notes to Financial Statements of our audited financial statements included in this Annual Report.

     Successful efforts method of accounting. Generally accepted accounting principles provide for two alternative methods for the oil and gas industry to use in accounting for oil and gas producing activities. These two methods are generally known in our industry as the full cost method and the successful efforts method. Both methods are widely used. The methods are different enough that in many circumstances the same set of facts will provide materially different financial statement results within a given year. We have chosen the successful efforts method of accounting for our oil and gas producing activities and a detailed description is included in Note 2 - Summary of Significant Accounting Policies in the Notes to Financial Statements of our audited financial statements included in this Annual Report.

         Income taxes. We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with FASB ASC 740 "Income Taxes." This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, our Federal and state income tax returns are generally not filed before the financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carryforwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have an impact on our results of operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. To date, we have not recorded any deferred tax assets because of the historical losses that we have incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited financial statements of Rancher for the years ended March 31, 2012 and 2011, appear as pages F-35 through F-62, at the end of the document and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2012, the Board of Directors of Rancher Energy Corporation ("the Company") dismissed the Company's independent registered public accountant, Hein and Associates LLP.

On February 3, 2012, the Company's Board of Directors approved the appointment of Borgers & Cutler CPA's PLLC, as the Company's independent registered public accountant. The action to engage new auditors was approved by the Company's Board of Directors, as the Company does not have an audit committee.

In connection with the audits of the fiscal years ended March 31, 2011 and 2010, and through February 3, 2012, no disagreements exist with Hein and Associates LLP on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hein and Associates LLP have caused them to make reference in connection with their report to the subject of the disagreement(s).

The audit reports from Hein and Associates LLP for the fiscal years ended March 31, 2011 and 2010, contained an opinion which included a paragraph discussing uncertainties related to the continuation of the Company as a going concern, but did not include a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.


ITEM 9A(T).  CONTROLS AND PROCEDURES

Controls and Procedures

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2012, that our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) is defined as a process designed by, or under the supervision of, a company's principal executive and financial officers, or persons performing similar functions, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally acceptable accounting principles and includes those policies and procedures that:

     a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
     b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal Control-Integrated Framework

         A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of March 31, 2012 and as determined in the prior fiscal years ended March 31, 2011 and 2012, the Company identified the following material weakness:

         We did not adequately segregate the duties of different personnel within our Accounting Department due to an insufficient complement of staff and inadequate management oversight.

         We have limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting. Specifically, the Acting Chief Accounting Officer has involvement in the creation and review of journal entries and note disclosures without adequate independent review and authorization. This control deficiency is pervasive in nature and impacts all significant accounts. This control deficiency also affects the financial reporting process including financial statement preparation and the related note disclosures. Other significant control deficiencies at this time are lack of independent review and approval of journal entries before they are entered into the general ledger, not effectively implementing comprehensive entity-level controls, and the Company has not implemented procedures for timely review and approval of bank reconciliations.

         As a result of the aforementioned material weakness, management concluded that the Company's internal control over financial reporting as of March 31, 2012 was not effective.

Management's Planned Corrective Actions

         In relation to the material weakness identified above, and subject to emerging from bankruptcy and securing permanent financing, our management and the board of directors intend to work to remediate the risk of a material misstatement in financial reporting. Subject to obtaining permanent financing, we intend to implement the following plan to address the risk of a material misstatement in the financial statements:

     o Engages qualified accounting staff to prepare journal entries and note disclosures thereby enabling our Chief Accounting Officer the opportunity to indpendently review and authorize such entries and disclosures prior to entering the information into the accounts and financial statement disclosures;

     o Engage qualified third-party accountants and consultants to assist us in the preparation and review of our financial information;

     o Ensure employees, third-party accountants and consultants who are performing controls understand responsibilities and how to perform said responsibilities; and

     o Consult with qualified third-party accountants and consultants on the appropriate application of generally accepted accounting principles for complex and non-routine transactions.

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


               Name                   Age             Positions Held            Beginning of Term of Service
----------------------------------- -------- ---------------------------------- -----------------------------

                                                                                  President and CEO Oct 2,
        Jon C. Nicolaysen                       Director, President, Chief         2009; Director Oct 27,
                                      65             Executive Officer                     2009;

         A.L. Sid Overton             71      Director, Chairman of the Board           Sep 30, 2009

      Mathijs van Houweninge          46                 Director                       Sep 30, 2009

        Jeffrey B. Bennett            57                 Director                       Sep 30, 2009

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


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2012 and 2011. The table sets forth this information for Rancher, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Officers as of March 31, 2012.


                      SUMMARY EXECUTIVES COMPENSATION TABLE


                                                                   Non-equity   Non-qualified
                                                          Option   incentive      deferred
                                                 Stock    Option      plan      compensation    All other
Name & Position                Salary    Bonus   awards   awards  compensation    earnings     compensation   Total
                     Year       ($)       ($)      ($)    ($)         ($)            ($)           ($)         ($)
-------------------- -------- --------- -------- -------- ------- ------------- -------------- ------------- ---------

Jon C. Nicolaysen,
Chief Executive      2012     120,000      0        0       0          0              0           6,000      126,000
Officer (1)          2011     120,000      0        0       0          0              0           6,000      126,000

Richard E.
Kurtenback, Former   2011      46,667      0        0       0          0              0           7,415       54,082
Chief Accounting
Officer (2)

(1) For Mr. Nicolaysen, Other Compensation represents auto allowances. Mr. Nicolaysen was appointed as Chief Executive Officer and President on October 2, 2009, and as a Director on October 27, 2009. He serves as a Director for no additional compensation.
(2) For Mr. Kurtenbach, Other Compensation represents auto allowances, contributions to his 401(k) accounts, and payment for accrued but unused vacation as of his resignation. Mr. Kurtenbach resigned as the Company's Chief Accounting Officer on July 31, 2010.

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

               Outstanding Equity Awards at Fiscal Year-end Table

         The following table sets forth certain information regarding stock options held by the named executive officers as of March 31, 2012.


             Name                                               Option Awards

                                     Number of          Number of
                                    Securities         Securities
                                    Underlying         Underlying
                                    Unexercised        Unexercised     Option Exercise    Option Expiration
                                      Options          Options (#)          Price               Date
                                                                       ----------------- --------------------
                                        (#)          Non-exercisable
                                    Exercisable
                                 ------------------ ------------------ ----------------- --------------------
Jon C. Nicolaysen (A)                2,500,000             -0-              $0.035            10/27/19

(A) Mr. Nicolaysen's options vested 10% on the date of grant, October 27, 2009 and 90% on the earlier to occur of:
     o    November 1, 2010;
     o    The confirmation by the Bankruptcy Court of a Plan of Reorganization;
     o The dismissal from Chapter 11 Bankruptcy with the approval of the Court
     o An event of a merger, consolidation, sale of assets or other transaction which results in the holders of the Company's common stock immediately before such transaction owning less than 50% of the common stock outstanding immediately after the transaction;
     o    Any other form of change of control, or;
     o    Voluntary termination for good reason.

                              Director Compensation

         During the year ended March 31, 2012, we compensated our non-employee Directors under the following compensation scheme.

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

         The  following   table  sets  forth  certain   information   concerning
compensation paid to the Company's directors during the year ended March 31, 2012:


                                                       Non-equity    Non-qualified
                      Fees                             incentive        deferred
                    earned or   Stock                     plan        compensation     All other
                     paid in    awards   Option       compensation      earnings      compensation     Total
      Name          cash ($)      ($)    awards ($)       ($)             ($)             ($)           ($)

     Jon C.           $ -0-      $ -0-     $ -0-         $ -0-           $ -0-          $126,000      $126,000
 Nicolaysen (1)

A.L. Sid Overton     $20,000     $ -0-     $ -0-         $ -0-           $ -0-           $ -0-        $20,000

   Mathijs Van       $20,000     $ -0-      $-0-         $ -0-            $-0-           $ -0-        $20,000
   Houweninge

   Jeffrey B.        $20,000     $ -0-      $-0-         $ -0-            $-0-           $ -0-        $20,000
    Bennett

(1) Mr. Nicolaysen is employed as the Company's Chief Executive Officer. During the year ended March 31, 2012 he received $126,000 in compensation for his services in that capacity, as discussed in the Executive Compensation Table.

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



                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of March 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company that are authorized for issuance, aggregated as follows:


                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and      (excluding securities in
                                    warrants and rights                rights                     column (a))
        Plan Category                       (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity compensation plans                         1,375,000                      $0.0875                    8,559,000
approved by security holders

Equity compensation plans not                    10,000,000                       $0.035                            -
approved by security holders
                                ---------------------------- ---------------------------- ----------------------------
Total                                            10,375,000                      $0.0416                    8,559,000
                                ---------------------------- ---------------------------- ----------------------------

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

         The information below is based on the number of shares of our common stock that Rancher believes was beneficially owned by each person or entity as of March 31, 2012.


                        Name and Address of Beneficial      Amount and Nature of
   Title of Class                   Owner*                    Beneficial Owner       Percent of Class (1)
--------------------- ------------------------------------ ----------------------- -------------------------

   Common shares      Jon C. Nicolaysen, Director,               4,450,000                  3.73%
                      President, CEO (2)

   Common shares      A.L. Sid Overton, Director (3)             3,750,000                  3.14%


   Common shares      Mathijs van Houweninge, Director           3,750,000                  3.14%

   Common shares      Jeffrey B. Bennett, Director (5)           3,753,000                  3.15%

--------------------- ------------------------------------ ----------------------- -------------------------
   Common shares      All Directors and Executive               15,703,000                 13.16%
                      Officers as a Group(4 persons)
--------------------- ------------------------------------ ----------------------- -------------------------

Greater than 5% Holders
                      Sergei Stetsenko
   Common shares      Paradeplatz 4
                      Zurich 8001 Switzerland                         8,896,000             7.45%

   Common shares      Hound Partners LLC (6)                         10,561,797             8.85%
                      101 Park Avenue 48th Floor
                      New York, NY 10178

                      Hound Performance, LLC
                      101 Park Avenue 48th Floor
                      New York, NY 10178

                      Hound Partners Offshore Fund, LP
                      c/o Citco Fund Services
                      (Curacao) N.V.
                      Willemstad, Curacao
                      Netherland Antilles

                      Johnathan Auerbach
                      101 Park Avenue 48th Floor
                      New York, NY 10178


     *Address for officers and directors is 1615 California  Street,  Suite 607,
      Denver, CO 80202.

     (1) At March 31, 2012, the Company had 119,316,723 shares of its common stock issued and outstanding.
     (2) Mr. Nicolaysen holds 700,000 shares of common stock. In addition Mr. Nicolaysen holds a $25,000 convertible promissory note, convertible into 1,250,000 shares of common stock at $0.02 per share and is convertible in whole or in part. Mr. Nicolaysen also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (3) Mr. Overton holds a $25,000 convertible promissory note, convertible into 1,250,000 shares of common stock at $0.02 per share and is convertible in whole or in part. Mr. Overton also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (4) Mr. van Houweninge holds a $25,000 convertible promissory note, convertible into 1,250,000 shares of common stock at $0.02 per share and is convertible in whole or in part. Mr. van Houweninge also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (5) Mr. Bennett holds 3,000 shares of common stock. In addition Mr. Bennett holds a $25,000 convertible promissory note, convertible into 1,250,000 shares of common stock at $0.02 per share and is convertible in whole or in part. Mr. Bennett also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (6) Hounds Partners, LLC, Hounds Performance, LLC, Hounds Partners Offshore Fund, LP, and Jonathan Auebach have jointly filed a Schedule 13G, Amendment No. 3 on February 6, 2012 showing the entities to have shared voting power of the 10,561,797 shares at December 31, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Transactions

         On October 27, 2009, each of the four members of our Board of Directors loaned $25,000 for a total of $100,000 to the Company, under the terms of Convertible Promissory Notes (the "Notes"). The Notes are fully described in
Note 6 - Convertible Promissory Notes Payable, of these Notes to Financial Statements. The Promissory Notes bear interest at an annual rate equal to the greater of (i)12% or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes matured on November 1, 2010. As a result of the Company's Chapter 11 bankruptcy filing described in Notes 1 and 2 above, the Company was not able to pay principal and accumulated interest on the Promissory Notes when due and interest continues to accrue on the outstanding Notes as of the date of this report.

         During the years ended March 31, 2012 and 2011, the Company incurred legal fees totaling $71,629 and $113,313, respectively, with Overton and Associates, LLC, a law firm in which Mr. Overton, a director of the Company, is a principal. The employment of Overton and Associates as special counsel has been approved by the Bankruptcy Court.

         During the years ended March 31, 2012 and 2011, the Company incurred engineering and oilfield operating consulting fees totaling $6,867 and $108,969, respectively, with TCF Services, Inc., an engineering consulting firm in which Mr. Bennett, a director of the Company, is a principal. The employment of TCF Services, Inc. has been approved by the Bankruptcy Court.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor's Fees

         The following table describes fees for professional audit services rendered by our principal accountants, Borgers & Cutler CPAs PLLC (effective February 2, 2012) and the predecessor firm, Hein & Associates LLP ("Hein") through the date of their termination - for the audit of our annual financial statements for the years ended March 31, 2012 and March 31, 2011 and fees billed for other services rendered by the respective CPA firms during the 2012 and 2011 fiscal years. See Item 9 regarding the change in independent CPA firms during the 2012 fiscal year.

                                              Fiscal          Fiscal 2011
                          Type of Fee          2012
----------------------------------------- --------------- -- ---------------

Audit Fees (1)                            $    97,014         $103,434
Audit-Related Fees                        $         -         $      -
Tax Fees (2)                              $         -         $  8,536
All Other Fees                            $         -         $      -
                                          --------------------------------
Total                                       $  97,014          $111,970
                                          --------------------------------

     (1) Audit Fees include the aggregate fees incurred by us for professional services rendered by Hein for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q and 10-K for the 2011 fiscal year and the Forms 10-Q through the date of their termination in fiscal 2012. The 2012 audit fees include $25,000 from Borgers & Cutler, CPA, PLLC dating from their engagement date in fiscal 2012.
     (2) Tax Fees include the aggregate fees incurred by us for professional services rendered by Hein for tax compliance and tax planning for the 2012 and 2011 fiscal years.

Pre-approval Policies and Procedures

         The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are preapproved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of Hein in providing services to us for the fiscal years ended March 31, 2012 and March 31, 2011 and has concluded that such services are compatible with their independence as our auditors. In 2012 and 2011, 100% of the Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Board of Directors. The Board of Directors approved a change of independent auditors as of February 3, 2012 to Borgers & Cutler PLLC. The Board has considered the services rendered and fees billed to the date of this report by Borgers & Cutler, and are satisfied as to their services being rendered on a basis of independence.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


                  Exhibit No.                Description

                     31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

                     32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbens-Oxley Act*

         *Filed herewith.


                          INDEX TO FINANCIAL STATEMENTS



Audited Financial Statements - Rancher Energy Corp.                                    F-1

Report of Independent Registered Public Accounting Firm - Borgers & Cutler CPA's PLLC  F-2

Report of Independent Registered Public Accounting Firm - Hein & Associates LLP        F-3

Balance Sheets as of March 31, 2012 and 2011                                           F-4

Statements of Operations for the Years Ended March 31, 2012 and 2011                   F-5

Statements of Changes in Stockholders' Equity (Deficit) for the Years
Ended March 31, 2012 and 2011                                                          F-6

Statements of Cash Flows for the Years Ended March 31, 2012 and 2011                   F-7

Notes to Financial Statements                                                          F-8



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Rancher Energy Corp.:


We have audited the accompanying balance sheets of Rancher Energy Corp. (the "Company") as of March 31, 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancher Energy Corp. as of March 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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


/s/ Borgers & Cutler CPA's PLLC


Borgers & Cutler CPA's PLLC
Denver, Colorado
July 20, 2012

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Rancher Energy Corp.


We have audited the accompanying balance sheet of Rancher Energy Corp. (the "Company") as of March 31, 2011, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancher Energy Corp. as of March 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

Hein & Associates LLP

Denver, Colorado
July 12, 2011


                              Rancher Energy Crop.
                             (Debtor-in-Possession)
                                 Balance Sheets


                                                                    March 31,         March 31,
                                                                       2012              2011
                                                                  ---------------   ---------------

                          ASSETS

Current Assets:
       Cash and cash equivalents                                     $ 3,229,858       $ 3,883,228
       Restricted cash                                                   500,641           500,066
       Accounts receivable                                                30,958           305,049
       Accounts receivable, settlement                                   525,000                 -
       Prepaid expenses and other                                        303,104           115,826
       Current assets of discontinued operations                               -            45,229
                                                                  ---------------   ---------------
           Total current assets                                        4,589,561         4,849,398
                                                                  ---------------   ---------------

Furniture and equipment, net of accumulated depreciation of $164,998
       and $127,662 respectively                                         172,684           210,020
Deposits and other assets                                                200,350               350
Long-term assets of discontinued operations                                    -           814,354
                                                                  ---------------   ---------------
           Total other assets                                            373,034         1,024,724
                                                                  ---------------   ---------------

             Total assets                                            $ 4,962,595       $ 5,874,122
                                                                  ===============   ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued liabilities - post petition        $ 449,224       $ 1,155,151
       Accounts payable, settlement                                      500,000                 -
       Current liabilities of discontinued operations                    112,620            58,191
                                                                  ---------------   ---------------
          Total current liabilities, not subject to compromise         1,061,844         1,213,342

Liabilities subject to compromise                                      1,259,827         1,136,928
                                                                  ---------------   ---------------

             Total liabilities                                       $ 2,321,671       $ 2,350,270
                                                                  ---------------   ---------------

Stockholders'  Equity
       Common stock, $0.00001 par value; 275,000,000 shares
        authorized, 119,316,723 shares issued and outstanding
        at March 31, 2012 and March 31, 2011, respectively                 1,194             1,194
       Additional paid-in capital                                     93,193,008        93,193,008
       Accumulated deficit                                           (90,553,278)      (89,670,350)
                                                                  ---------------   ---------------
          Total stockholders' equity                                   2,640,924         3,523,852
                                                                  ---------------   ---------------

             Total liabilities and stockholders' equity             $ 4,962,595        $ 5,874,122
                                                                  ===============   ===============

See the notes to these financial statements.


                                      Rancher Energy Corp.
                                     (Debtor-in-Possession)
                                    Statements of Operations



                                                                                      For the Year Ended March 31,
                                                                                     2012                     2011
                                                                             ----------------------   ----------------------

Revenue:                                                                                       $ -                      $ -
                                                                             ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                                  883,082                1,508,635
      Depreciation and amortization                                                         37,336                  100,124
                                                                             ----------------------   ----------------------
        Total operating expenses                                                           920,418                1,608,759
                                                                             ----------------------   ----------------------

      Loss from operations                                                                (920,418)              (1,608,759)
                                                                             ----------------------   ----------------------

Other income (expense):
      Interest expense and financing costs                                                 (24,158)                 (16,312)
      Abandonment of leasehold improvements                                                      -                 (102,000)
      Interest and other income                                                            359,704                   92,214
                                                                             ----------------------   ----------------------
        Total other income                                                                 335,546                  (26,098)
                                                                             ----------------------   ----------------------

        Loss before reorganization items and discontinued operations                      (584,872)              (1,634,857)

Reorganization items:
      Professional and legal fees                                                          308,306                1,643,011
      Provision for settlement and admustment of liabilities                               (18,042)                 (85,750)
      Provision for executory contracts rejected                                                 -                 (122,927)
                                                                             ----------------------   ----------------------
        Total reorganization items                                                         290,264                1,434,334
                                                                             ----------------------   ----------------------

        Loss from continuing operations                                                   (875,136)              (3,069,191)
                                                                             ----------------------   ----------------------

Discontinued operations:
      Loss from discontinued oeprations                                                     (7,792)              (2,412,089)
      Gain on slae of discontinued operations                                                    -                4,807,221
                                                                             ----------------------   ----------------------
        Total discontinued operations                                                       (7,792)               2,395,132
                                                                             ----------------------   ----------------------

         Net loss                                                                       $ (882,928)              $ (674,059)
                                                                             ======================   ======================

Net loss per share from continuing operations                                              $ (0.01)                 $ (0.03)
                                                                             ======================   ======================
Net income (loss) per share from discontinued operations                                       $ -                  $ (0.02)
                                                                             ======================   ======================
Basic and diluted net loss per share                                                       $ (0.01)                 $ (0.01)
                                                                             ======================   ======================

Basic and diluted weighted average shares outstanding                                  119,316,723              119,316,723
                                                                             ======================   ======================

      See the notes to these financial statements.


                                      Rancher Energy Corp.
                                     (Debtor-in-Possession)
                                    Statements of Cash Flows





                                                                                      For the Year Ended March 31,
                                                                                        2012                 2011
                                                                                  -----------------    -----------------

Cash flows from operating activities:
         Net Loss                                                                       $ (882,928)          $ (674,059)
Adjustments to reconcile net loss from continuing operations to cash used from operating activities, before reorganization items
         Loss (income) from discontinued operations                                          7,792           (2,395,132)
         Reorganization items, net                                                         308,306            1,434,334
         Loss on abandonment of leasehold improvements                                           -              102,000
         Depreciation and amortization                                                      37,336              100,124
         Gain on settlement of liabilities                                                       -             (208,677)
         Stock based compensation expense                                                        -              167,132
Changes in operating assets and liabilities:
         Restricted cash                                                                      (575)            (500,066)
         Accounts receivable and prepaid expenses                                         (438,186)             (62,234)
         Accounts payable and accrued liabilities                                          169,473             (240,838)
                                                                                  -----------------    -----------------

           Net cash used for operating activities, before reorganization items            (798,782)          (2,277,416)
                                                                                  -----------------    -----------------
Payments for reorganization items -
         professional fees for services rendered in connection with
           the Chapter 11 proceeding                                                      (560,808)          (1,137,046)
                                                                                  -----------------    -----------------

           Net cash used for operating activities                                       (1,359,590)          (3,414,462)
                                                                                  -----------------    -----------------
Cash flows from investing activities:
         Purchases of furniture, fixtures and equipment                                          -               (5,890)
                                                                                  -----------------    -----------------
         Operating cash flows                                                              706,220             (494,320)
         Investing cash flows                                                                    -            2,815,601
         Financing cash flows                                                                    -            4,610,013
                                                                                  -----------------    -----------------

           Net cash provided by (used for) discontinued operations                         706,220            6,931,924
                                                                                  -----------------    -----------------

Decrease in cash and cash equivalents                                                     (653,370)           3,510,942

Cash and cash equivalents, beginning of period                                           3,883,228              372,286
                                                                                  -----------------    -----------------

Cash and cash equivalents, end of period                                               $ 3,229,858          $ 3,883,228
                                                                                  =================    =================

See the notes to these financial statements.


                                              Rancher Energy Corp.
                                             (Debtor-in-Possession)
                                  Statement of Changes in Stockholders' Equity


                                                                         Additional
                                                                           paid-in          Accumulated
                                        Shares            Amount           Capital           Deficit           Total
                                   ------------------   ------------   ----------------   --------------   --------------

Balance March 31, 2010                   119,316,723        $ 1,194       $ 93,025,876     $(88,996,291)      $4,030,779

Stock based compensation                           -              -            167,132                -          167,132

Net loss                                           -              -                  -         (674,059)        (674,059)
                                   ------------------   ------------   ----------------   --------------   --------------
Balance March 31, 2011                   119,316,723          1,194         93,193,008      (89,670,350)       3,523,852
                                   ------------------   ------------   ----------------   --------------   --------------

Net loss                                           -              -                  -         (882,928)        (882,928)
                                   ------------------   ------------   ----------------   --------------   --------------
Balance - March 31, 2012                 119,316,723        $ 1,194       $ 93,193,008     $(90,553,278)      $2,640,924
                                   ==================   ============   ================   ==============   ==============

See the Notes to these Financial Statements.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

Note 1 - Business Organization

Organization

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

Bankruptcy Filing

         On October 28, 2009, the Company filed a voluntary petition (the "petition") for relief in the United States Bankruptcy Court, District of Colorado (the "Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). The Company will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court. See Note 3 "Proceedings Under Chapter 11 of the Bankruptcy Code" for details regarding the bankruptcy filing and the Chapter 11 case.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, the petition raises substantial doubt about the Company's ability to remain a going concern. The Company's continuation as a going concern may be contingent upon, among other things, its ability (i) to obtain Debtor-in-Possession financing; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; and (v) to obtain financing to facilitate an exit from bankruptcy. The Company is currently evaluating various courses of action to address the operational and liquidity issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should we be unable to continue as a going concern. In the event the Company's restructuring activities are not successful and it is required to liquidate, additional significant adjustments in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used may be necessary.

         Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish Prepetition liabilities subject to compromise from both those Prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts. In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted ASC 852-10 effective on October 28, 2010 and will segregate those items as outlined above for all reporting periods subsequent to such date.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

         The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2012, the Company had $2,979,858 in cash deposits in excess of FDIC insured limits.

Restricted cash

     At March 31, 2012, the Company had $500,641 of restricted cash which was classified as a current asset. As of the March 31, 2012 balance sheet date, a payable in this amount was recorded as it was deemed more likely than not that this amount would be paid out subsequently under an adversary proceeding in process (see Note 8).

     The restricted cash held in an escrow account was released on July 18, 2012 as part of an agreed upon and bankruptcy court approved settlement agreement. See further details of the ultimate disposition of monies and other released items as set forth in Notes 8 and 14 to this report.

Accounts Receivable

Accounts receivable as of March 31, 2012 is composed of a of royalty fee arrangement income under a contract expiring at the end of 2012 and $525,000 due from Linc Energy related to a settlement agreement among Rancher Energy, GasRock and Linc Energy on June 15, 2012. THe bankruptcy court subsequentialy approved the settlement agreement and the $525,000 was received by the Company as of July 18, 2012

Oil and Gas Producing Activities

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

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

proved reserves. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs and the anticipated proceeds from salvaging equipment.

         The Company complies with ASC 932, "Extractive Activities - Oil and Gas." The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that there are no suspended well costs that should be impaired.

         The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially of the Company's assets in March, 2011 resulted in the Company having no oil and gas properties at March 31, 2012 or 2011.

Sales of Proved and Unproved Properties

         The sale of a partial interest in a proved oil and gas property is accounted for as normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production DD&A rate. A gain or loss is recognized for all other sales of producing properties and is reflected in results of operations. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is reflected in results of operations. See the description of the sale of all oil and gas properties as of March 1, 2011 contained in Part I, Item 1 of this document as a result of the current Bankruptcy filing.

Property and Equipment

         Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from three to seven years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

Deferred Financing Costs

         Costs incurred in connection with the Company's debt issuances are capitalized and amortized over the term of the debt, which approximates the effective interest method. As of March 31, 2012 and 2011 there were no deferred financing costs on the balance sheet and there was no amortization for the fiscal years ending March 31, 2012 or 2011.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

Fair Value of Financial Instruments

         The Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition

         The Company currently has no revenue from continuing or discontinued operations other than payments received for the resale of carbon dioxide under a supply and sales agreement that is due to expire at the end of 2012.

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

         The Company adopted the provisions of ASC 740, "Income Taxes" on April 1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The adoption of ASC 740 had an immaterial impact on the Company's financial position and did not result in unrecognized tax benefits being recorded. Subsequent to adoption, there have been no changes to the Company's assessment of uncertain tax positions. Accordingly, no corresponding interest and penalties have been accrued. The Company's policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expense. The Company files income tax returns in the U.S. Federal jurisdiction and various states.

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

          The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                               For the Year Ended March 31,
                              -------------------------------------
                                    2012                2011
                              -----------------    ----------------

Dilutive                                   -                -

Anti-dilutive                     60,111,454       60,111,454

         Stock options and warrants were not considered in the detailed calculations below as their effect would be anti-dilutive.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

         The following table sets forth the calculation of basic and diluted loss per share:


                                        For the Year Ended March 31,
                                   ---------------------------------------------
                                           2012                    2011
                                   ---------------------   ---------------------

Net loss                                    $ (882,928)             $ (674,059)
Basic weighted average common
shares outstanding                         119,316,700             119,316,700
Basic and diluted net loss per
common share                               $     (0.01)            $     (0.01)
                                   ---------------------   ---------------------

Share-Based Payments

         The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 9 - Share-Based Compensation for further discussion.

Commodity Derivatives

         The Company accounts for derivative instruments or hedging activities under the provisions of ASC 815 "Derivatives and Hedging." FASB ASC 815 requires the Company to record derivative instruments at their fair value. The Company's risk management strategy is to enter into commodity derivatives that set "price floors" and "price ceilings" for its crude oil production. The objective is to reduce the Company's exposure to commodity price risk associated with expected crude oil production.

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

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

Comprehensive Income (Loss)

         The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive loss is equal to net loss.

Major Customers

         For the year ended March 31, 2011, one customer accounted for 100% of the Company's oil and gas sales from discontinued operations. During the year ended March 31, 2012, the Company's only source of income was from a carbon dioxide resale contract that will expire at the end of 2012. The Company had no oil and gas operations in the year ended March 31, 2012, and no customers or billings as a result.

Off-Balance Sheet Arrangements

         As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation in February 4, 2004 through March 31, 2012, the Company has not been involved in any unconsolidated SPE transactions.

Reclassification

         Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 financial statement presentation. Such reclassifications had no effect on the Company's net loss.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.


Note 3 - Proceedings Under Chapter 11 of the United States Bankruptcy Code

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

         No assurance can be provided as to what values, if any, will be ascribed in the bankruptcy proceedings to the Company's Prepetition liabilities, common stock and other securities. Based upon the status of the Company's 2nd amended plan of reorganization, we currently believe that it is uncertain whether holders of our securities will receive any payment in respect of such securities. Accordingly, extreme caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

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

         In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' Prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted by classes of holders of impaired claims and equity interests in order to become effective.

         Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed Prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company leased office space under a non-cancelable operating lease that was scheduled to expire on July 31, 2012. In October 2009, in connection with the Company's bankruptcy petition the Company rejected the office lease and relocated April 2011. The Company reached agreement with the building owner, to continue to occupy the office space on a month to month basis at a significantly reduced rental rate and continued to accrue the full amount of rent expense in accordance with the original lease. In March 2011 an Order was issued by the Bankruptcy Court specifying the claim amount to be $325,531. The $122,927 gain, in 2011, on the difference between the amount of rent expense accrued and the Court specified amount is recognized as provision for executory contracts rejected in the Statement of Operations.

         The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to generate cash from operations; (ii) the ability of the Company to maintain adequate cash on hand;
(iii) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (iv) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently evaluating various courses of action to address the operational issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

         As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements. The Company has recognized a net gain from the settlement and adjustment of liabilities of $18,042 and $85,750 for the years ended March 31, 2012 and 2011, respectively.

         Further, a plan of reorganization could materially change the amounts and classifications reported in our financial statements. Our historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

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

         On December 15, 2010, the Company filed a Motion to approve financing from a party not affiliated with its present lender. The purpose of the loan is to repay the existing lender in full and to pay certain past due ad valorem taxes owed to Converse County, Wyoming. Converse County agreed that if it was paid by February 1, 2011, it would waive penalties and interest of approximately $93,000. This loan closed in January 2011, see Note 6 - Short Term Notes Payable.

         On December 20, 2010, the Company filed a Motion to allow the Company to enter into an agreement and approve the sale of substantially all its assets to the same party providing the new financing for the price of approximately $20 million. The sale closed effective March 1, 2011 see Note 4 - Discontinued Operations.

     On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization ("the Plan") and Disclosure Statement for 2nd Amended Plan of Reorganization with the Court. The Plan provides for the Company to pay the claims of its creditors as the assets of the Company allow, and permits, but does not obligate, the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties, as discussed below. The Plan has not yet been sent for voting and has not been confirmed by the Bankruptcy Court. A hearing has been scheduled for September 24, 2012 to review the Plan.

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

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements




Liabilities Subject to Compromise

         Liabilities subject to compromise at March 31, 2012 and 2011 include the following Prepetition liabilities:

                                              2012                   2011
                                          ----------------     ----------------
Accounts payable, trade                     $   176,726          $    176,616
Other payables and accrued liabilities          943,101               820,312
Convertible notes payable                       140,000               140,000
                                          ---------------      ----------------
                                             $1,259,827          $  1,136,928
                                          ----------------     ----------------

Note 4 - Discontinued Operations

         In March 2011, we completed the sale of all our oil and gas properties and substantially all fixed assets for approximately $20 million consisting of cash of $3,503,000, a receivable of $250,000, secured note and accrued interest payoff in the amount of $14,829,250, including purchase price adjustments and allowances of $1,417,750. Significant purchase price adjustments and allowance included the Company retaining performance bonds for properties in Wyoming of $814,000, asset valuation adjustments of $130,000 and production tax allowance of $395,000. For the fiscal year ended March 31, 2011 we recorded a gain on the sale of discontinued operations of $4,807,221, which was determined as follows:


Total sales price                                         $      20,000,000
Adjustments to sales price for assets retained                     (945,367)
Transaction expenses from sale of assets                           (508,195)
                                                         ---------------------
      Adjusted sales price                                        18,546,438

Summary of assets sold:
  Fixed assets, net                                                  126,712
  Oil and gas properties, net                                     13,630,945
  Other liabilities                                                  (18,440)
                                                         ---------------------
     Total basis in assets sold                                   13,739,217
                                                         ---------------------

        Gain on disposition of assets, net                $        4,807,221
                                                         ---------------------

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements


         The financial results of our business related to oil and gas operations have been classified as discontinued operations in our Statements of Operations for all period presented. The following summarizes components of income (loss) from the Company's discontinued operations for the years ended March 31, 2012 and 2011:

                                                  2012               2011
                                               --------------    ---------------


Revenue                                        $          -       $  4,385,829
                                               --------------    ---------------

Operating expenses                                    7,792          4,558,108
                                               --------------    ---------------

Operating loss from discontinued operations          (7,792)          (172,279)

Other income (expenses) from discontinued
operations, net                                           -         (2,239,810)
                                               --------------    ---------------

     Net operating loss from discontinued
     operations                                           -         (2,412,089)

     Net gain on sale of discontinued
     operations                                           -          4,807,221
                                               --------------    ---------------

        Net income (loss) from discontinued
        operations                             $     (7,792)       $ 2,395,132
                                               --------------    ---------------

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

         The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities at March 31, 2012 and 2011:


                                                                             March 31,
                                                                -------------------------------------
                                                                     2012                  2011
                                                                ---------------    ------------------

Assets:

Current assets of discontinued operations -
     accounts receivable                                         $       -          $       45,229
                                                                ---------------    ------------------


Other assets                                                             -                 814,354
                                                                ---------------    ------------------
     Long-term assets of discontinued operations                         -                 814,354
                                                                ---------------    ------------------

          Total assets of discontinued operations                $       -          $      859,583
                                                                ---------------    ------------------

Liabilities:

Current liabilities of discontinued operations:
     Accounts payable and accrued liabilities                    $     112,620      $       58,191
                                                                ---------------    ------------------
          Total current liabilities of discontinued
          operations                                             $     112,620      $       58,191
                                                                ---------------    ------------------

Oil and gas properties

         As  previously  noted  throughout  this  document,   all  oil  and  gas
properties were sold in a transaction as of March 1, 2011. There have been no further acquisitions or dispositions of oil and gas properties since that date.

Impairment of Unproved Properties

As of the balance sheet dates of March 31, 2012 and 2011, there are no proved or unproved oil and gas properties. Therefore, there is no impairment to consider as of these dates or the date of this report.

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

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

         As all oil and gas properties were sold effective March 1, 2011, the following table reflects that no obligation exists at either the beginning or end of the year ended March 31, 2012.

         A reconciliation of the Company's asset retirement obligation liability during the years ended March 31, 2012 and 2011 is as follows:

                                             2012               2011
                                          -----------    --------------------

Beginning asset retirement obligation     $        -     $      1,429,829
Liabilities incurred                               -                    -
Liabilities settled                                -           (1,589,138)
Changes in estimates                               -                    -
Accretion expense                                  -              159,309
                                          -----------    --------------------

Ending asset retirement obligation        $        -     $              -
                                          -----------    --------------------

Note 5 - Fair Value Measurements

         On April 1, 2008, the Company adopted ASC 820, "Fair Value Measurements and Disclosures," which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The Statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

     o Level 1: Quoted prices are available in active markets for identical assets or liabilities;
     o Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or
     o Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

         ASC 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of March 31, 2012 and 2011 the Company had no derivative or other financial assets or liabilities required to be reported at fair value. In accordance with Financial Staff Position 157-2, the Company has not applied the provisions of ASC 820 to its asset retirement obligations.

Note 6 - Short Term Notes Payable

         On January 28, 2011 the Company received debtor-in-possession financing ("DIP Financing") pursuant to a credit agreement (the "DIP Credit Agreement") with Linc Energy. The DIP Credit Agreement provided loan advances up to an aggregate of $14.7 million and was scheduled to mature on May 28, 2011 (total term of 120 days from the date of closing). The Company borrowed a total of approximately $14.0 million under the DIP Credit Agreement and the proceeds were used to pay the allowed, secured claims for certain ad valorem property taxes, amounts due to under Prepetition Note (defined below) and to fund $100,000 for the Company's bankruptcy estate if no plan or reorganization is approved.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

         The DIP Credit Agreement specified interest at the rate of 10% per annum for the 60 days following the date of closing and 12% per annum through loan maturity. Accumulated interest and principal was due in full at maturity. The DIP Financing lender obtained a valid and perfected first priority security interest in and liens on all the collateral including, but not limited to: (a) the Company's interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of the Company.

         On February 16, 2011, the Bankruptcy Court approved an order authorizing the sale of substantially all of the Company's assets to Linc Energy for $20.0 million. Effective March 1, 2011, the Company sold substantially of its assets to Linc Energy (see Note 4 - Discontinued Operations). On March 14, 2011, all outstanding principal and accrued interest totaling $14,829,250 were paid and the DIP Credit Agreement was cancelled.

         Through January 28, 2011, the Company had a note payable (the "Prepetition Note") outstanding under the terms of a Term Credit Agreement with GasRock (the "Prepetition Lender"). The original principal balance of $12,240,000 outstanding under the Prepetition Note was initially due and payable on October 31, 2008, with interest accruing at a rate equal to the greater of
(a) 12% per annum; and (b) the one-month LIBOR rate plus 6% per annum. The Prepetition Note was amended on October 22, 2008 (the "First Amendment"), to extend  the  maturity  date  from  October  31,  2008  to  April  30,  2009.  In consideration of the six month extension and other terms included in First Amendment, the Company made a principal payment on the Prepetition Note in the amount of $2,240,000, resulting in a new loan balance of $10,000,000. The maturity date of the Prepetition Note was amended several times after April 30, 2009, with a final maturity date of October 15, 2009. In connection with these amendments to the maturity date of the Prepetition Note, the Company granted the GasRock various additional considerations, including overriding royalty interests and net profits interests. Payment of the principal balance of approximately $10,188,000, plus accrued interest, was not made on October 15, 2009, and therefore, an event of default occurred under the Term Credit Agreement, as amended. In connection with the DIP financing, the Prepetition Note was paid in full on January 28, 2011.

         The Company has filed an adversary action in the Bankruptcy Court against GasRock in an effort to avoid certain interests previously assigned to the Prepetition Lender (see Note 7 - Commitments and Contingencies).


Note 7 - Convertible Promissory Notes Payable

         On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000. One hundred thousand dollars of the Promissory Notes were issued to officers and/or directors ($25,000 each). The remainder of the Promissory Notes were issued to existing shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes. The Promissory Notes matured on November 1, 2010, and all obligations and payments due under the Promissory Notes are subordinate to the Company's senior debt. As a result of the Company's Chapter 11 bankruptcy filing described in Notes 1 and 3 above, the Company was not able to pay principal and accumulated interest on the Promissory Notes when due. Subject to certain exceptions under the Bankruptcy Code, the Company's bankruptcy filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. At March 31, 2012 and 2011, the principal outstanding on the Notes was $140,000. As of March 31, 2012, accrued interest on the Notes totaled $47,952.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

Note 8 - Commitments and Contingencies

Commitments

     On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against GasRock, the holder of the then senior secured note payable seeking to avoid certain ownership interests assigned to GasRock in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010, GasRock filed a motion with the Court to dismiss the complaint. On October 21, 2010, the Court issued an order on the Motion to Dismiss dismissing three of the nine claims made in the adversary action. The Company, GasRock and Linc Energy have executed a settlement agreement as of June 15, 2012, that would call for the Company to make a payment of $500,000 to GasRock to dismiss all claims in the litigation by GasRock and in return the Company would receive a $525,000 payment form Linc Energy to settle other matters in the litigation. The settlement agreement was approved by the bankruptcy court in July 2012, and the respective payments to and from the Company were made and other issues in the agreement were settled as noted in this report as of July 18, 2012..

Bankruptcy Proceedings

         On October 28, 2009, the Company filed a voluntary petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Colorado During the pendency of the Chapter 11 proceedings, the Company operates the business as a debtor-in-possession in accordance with the mprovisions of Chapter 11, and will be subject to the jurisdiction of the Bankruptcy Court. All pending or threatened litigation or claims involving the Company were automatically stayed as a result of this Bankruptcy Filing, and all such claims may be subject to compromise or modification through the terms of any Plan of Reorganization filed by the Company in the Chapter 11 proceedings.

Litigation

         In a letter dated February 18, 2009 sent to each of the Company's Directors, attorneys representing a group of persons who purchased approximately $1.8 million of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. The Company cannot predict the likelihood of a lawsuit being filed, its possible outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in any such lawsuit. Any suit against the Company is stayed by the Chapter 11 case, and, insofar as these claims are asserted against the Company, they are subject to the claim process imposed by the Bankruptcy Code and the possible subordination under Section 510(b) of the Bankruptcy Code. The purchasers have filed a Proof of Claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations. In June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims.

     If management believes that a loss arising from this matter is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to this matter will be assessed and the treatment revised, if necessary. Based on currently available information, management is unable to make a determination as to the probability of a gain or loss regarding this suit at this time.

         If management believes that a loss arising from this matter is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more probable than another. As additional informationbecomes available, any potential liability related to this matter will be assessed and the treatment revised, if necessary. Based on currently available information, management is unable to make a determination as to the probability of a gain or loss regarding this suit at this time.

         A former supplier to the Company filed a Proof of Claim with the Bankruptcy Court for alleged liquidated damages resulting from the Company's filing for bankruptcy. In November 2010, the Company agreed to a settlement of $375,000 with the former supplier, which the Bankruptcy Court approved as an unsecured claim in December 2010. This amount is included in loss on discontinued operations in the accompanying statements of operations.

         A law firm that was formerly counsel to the company filed a Proof of Claim for Prepetition fees, to which the Company has objected with the Bankruptcy Court. No hearing on the matter has yet been held.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

         A former officer of the company filed a Proof of Claim for wages and benefits, to which the Company has objected with the Bankruptcy Court. The Company agreed to a settlement of $18,750 with the former officer, which the Court has approved.

         Two of the Company's employees filed proofs of claim and motions to allow administrative expenses for certain bonus payments. The Company and the employees reached a settlement, which is still subject to Court approval. This liability is reflected in current liabilities as reported on the balance sheet at March 31, 2012.

     GasRock filed a Proof of Claim for attorney's fees and costs related to the Chapter 11 case generally, and to the litigation pending between GasRock and the Company. The Company objected to these fees on various grounds. Subsequently, as of June 15, 2012, a Settlement and release Agreement covering these claims and other issues was executed by the Company, GasRock and Linc Energy. The agreement was approved by the bankruptcy court in July 2012, and such claims were released along with certain monetary payments among the parties noted here as of July 18, 2012.

Note 9 - Stockholders' Equity

         The Company's capital stock as of March 31, 2012 and 2011 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. As of March 31, 2012 and 2011, a total of 119,623,723 common stock shares were issued and outstanding.

Issuance of Common Stock

         During the years ended March 31, 2012 and 2011 there were no issuances or cancellations of common stock.

Warrants

         During the year ended March 31, 2012, warrants exercisable for 54,632,565 shares of the Company's common stock expired. No warrants for the purchase of the Company's common shares were outstanding as of March 31, 2012.

Note 10 - Share-Based Compensation

         Share-based awards to employees and directors are accounted for under ASC 718 "share-Based Payment. SAC 718 requires companies to recognize share-based payments to employees as compensation expense using a fair value method. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period on a straight-line basis, which generally represents the vesting period. The Company did not recognize a tax benefit from the stock compensation expense because it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

         The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date, the expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire).

         Prior to the adoption of ASC 718, the Company reflected tax benefits from deductions resulting from the exercise of stock options as operating activities in the statements of cash flows. ASC 718 requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of ASC 718. As a result of the Company's net operating losses, the excess tax benefits, which

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

would otherwise be available to reduce income taxes payable, have the effect of increasing the Company's net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the statements of cash flows for the years ended March 31, 2012 and 2011.

Chief Executive Officer (CEO) and Non-Executive Director Option Grants

         On May 15, 2006, in connection with an employment agreement, the Company granted its President and CEO options to purchase up to 4 million shares of Company common stock at an exercise price of $0.00001 per share. The options vest as follows: (i) 1,million shares upon execution of the employment agreement, (ii) 1,million shares from June 1, 2006 to May 31, 2007 at the rate of 250,000 shares per completed quarter of service, (iii) 1,million shares from June 1, 2007 to May 31, 2008 at the rate of 250,000 shares per completed quarter of service, and (iv) 1,million shares from June 1, 2008 to May 31, 2010 at the rate of 250,000 shares per completed quarter of service. In the event the employment agreement is terminated, the CEO will be allowed to exercise all options that are vested. All unvested options shall be forfeited. The options have no expiration date.

         The Company determined the fair value of the options to be $0.4235 per underlying common share. The value was determined by using the Black-Scholes valuation model using assumptions which resulted in the value of one Unit (one common share and one warrant to purchase a common share) equaling $0.50, the price of the most recently issued securities at the date of grant of the options. The combined value was allocated between the value of the common stock and the value of the warrant. The value of one common share from this analysis ($0.4235) was used to calculate the resulting compensation expense under the provisions of ASC 718-20-05. The assumptions used in the valuation of the CEO options were as follows:

 Volatility                                                   870.00%
 Expected option term                                        One year
 Risk-free interest rate                                        5.22%
 Expected dividend yield                                        0.00%

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

         On October 27, 2009, in conjunction with the execution of Management Retention Agreements (the "Retention Agreement"), the Company's new CEO and each of the Company's three non-executive directors was granted options to purchase 2,.5 million shares of the Company's common stock at an exercise price of $0.035 per share. The options expire on December 31, 2019 and are exercisable as follows: 1) 10% on the date of grant; and 2) 90% on or after the earliest to occur of: i) November 1, 2010; ii) the confirmation by the court of a reorganization plan for the Company filed with the Bankruptcy Court; iii) the dismissal of the Company from Chapter 11 bankruptcy with approval of the Bankruptcy Court; iv) an event of merger, consolidation, sale of assets or other transaction which results in the holders of the Company's common stock immediately after such transaction owning less the 50% of the stock outstanding immediately before any such transaction(s); v) any other Change of Control, as defined in the Retention Agreement; or vi) a Voluntary Termination for Good Reason, as defined in the Retention Agreement.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

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

         The Company recognized stock based compensation expense relating to the new CEO's and non-executive Director's options of $134,000 for the fiscal year ended March 31, 2011. As of March 31, 2011, all outstanding options were vested.

2006 Stock Incentive Plan

         On March 30, 2007, the 2006 Stock Incentive Plan (the 2006 Stock Incentive Plan) was approved by the shareholders and was effective October 2, 2006. The 2006 Stock Incentive Plan had previously been approved by the Company's Board of Directors. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of Rancher Energy common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2012 and 2011 no options were granted under the 2006 Stock Incentive Plan.

         The fair value of the options granted under the 2006 Stock Incentive Plan during fiscal 2010 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

Volatility                                                            125.14 %
Expected option term                                                 3 years
Risk-free interest rate                                                 5.22 %
Expected dividend yield                                                 0.00 %

         The expected volatility was based the volatility of the Company's common stock for a period of time equivalent to the expected term. The expected term of options granted was estimated in accordance with the simplified method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107 and SAB No 110. The risk free rate was based on the three-year U.S Treasury note rate.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements


The following table summarizes stock option activity for the years ended March 31, 2012 and 2011:


                                                    2012                                        2011
                                  -----------------------------------------   -----------------------------------------
                                                         Weighted Average                            Weighted Average
                                  Number of Options       Exercise Price      Number of Options       Exercise Price
                                  ------------------    -------------------   -------------------   -------------------

Outstanding at beginning of year
     Non-qualified                       10,000,000      $    0.00001               10,000,000        $       0.00001
     2006 Plan                            1,441,000      $       .154                2,206,000        $          .612

Granted
     Non-qualified                                -      $          -                        -        $         0.035
     2006 Plan                                    -      $          -                        -        $         0.035

Exercised
     Non-qualified                                -      $          -                        -        $       0.00001
     2006 Plan                                    -      $          -                        -        $             -

Cancelled
     Non-qualified                                -      $          -                        -        $             -
     2006 Plan                              (66,000)     $      0.279                 (765,000)       $         0.984
                                      --------------     -------------            -------------       ----------------
Outstanding at March 31,
     Non-qualified                       10,000,000      $      0.035               10,000,000        $         0.035
                                      --------------     -------------            -------------       ----------------
     2006 Plan                            1,375,000      $     0.0875                1,441,000        $         0.154
                                      --------------     -------------            -------------       ----------------
Exercisable at March 31,
     Non-qualified                       10,000,000      $      0.035               10,000,000        $         0.035
                                      --------------     -------------            -------------       ----------------
     2006 Plan                            1,375,000      $     0.0875                1,441,000        $          0.40
                                      --------------     -------------            -------------       ----------------

The following table summarizes information related to the outstanding and vested options as of March 31, 2012:


                                                           Outstanding Options     Vested Options
                                                         ----------------------- --------------------

         Number of shares
              Non-qualified                                    10,000,000               10,000,000
              2006 Plan                                         1,375,000                1,375,000
         Weighted average remaining contractual life
              Non-qualified                              2.6 years               2.6 years
              2006 Plan                                  2.5 years               2.5 years
         Weighted average exercise price
              Non-qualified                               $         0.035          $         0.035
              2006 Plan                                   $        0.0875          $        0.0875
         Aggregate intrinsic value
              Non-qualified                               $       (285,000)        $      (285,000)
              2006 Plan                                   $         (79,313)       $       (79,313)

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

At March 31, 2012, all outstanding options were fully vested. No options were exercised during the year ended March 31, 2012. The Company did not realize any tax deductions related to the exercise of stock options for the years ended March 31, 2012 or 2011.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

Note 11 - Income Taxes

         The effective income tax rate for the years ended March 31, 2012 and 2011 differs from the U.S. Federal statutory income tax rate due to the following:

                                                  2012               2011
                                             -----------------   --------------

Federal statutory income tax rate             $    308,000        $   236,000
State income taxes, net of Federal benefit          26,000              1,000
Permanent items                                   (132,000)          (254,000)
Other, change in rate                              240,000             57,000
Change in valuation allowance                     (443,000)           (40,000)
                                             -----------------   --------------

                                             $           -        $         -
                                             -----------------   --------------

         The components of the deferred tax assets and liabilities as of March 31, 2012 and 2011 are as follows:

                                                 2012               2011
                                             ---------------    ----------------
Long-term deferred tax assets:
  Federal net operating loss carryforwards     $ 30,263,000       $  29,903,000
  Stock-based compensation                          824,000             761,000
  Accrued expenses                                  143,000             132,000
Long-term deferred tax liabilities -
  property, plant and equipment                     (66,000)            (75,000)
Valuation allowance                             (31,164,000)        (30,721,000)
                                             ---------------    ----------------
Net long-term deferred tax assets              $       -          $        -
                                             ---------------    ----------------

         The  Company  has  net  operating  loss  carryovers  of   approximately
$85,177,000 as of March 31, 2012. The Company's net operating losses begin to expire in 2024.

         The Company has provided a full valuation allowance for the deferred tax assets as of March 31, 2012 and 2011, based on the likelihood that the deferred tax assets will not be utilized in the future.

Note 12 - Related Party Transactions

         A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $71,629 and $ 113,313 during the years ended March 31, 2012 and 2011, respectively. The amount owed to the law firm was approximately $9,234 and $54,000 as of March 31, 2012 and 2011, respectively.

         A director of the Company is a partner in a firm that provides field supervision and consulting services to the Company. The Company incurred fees and expenses to the firm in the amount of $6,867 and $108,869 during the years ended March 31, 2012 and 2011, respectively. The amount owed to the firm was $0 and $7,000 as of March 31, 2012 and 2011, respectively.

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements


Note 13 - Disclosures About Oil and Gas Producing Activities (Discontinued Operations)

Costs Incurred in Oil and Gas Producing Activities:

         Costs incurred in oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, are summarized as follows:

                                                                     2011
                                                             ------------------
Exploration                                                            31,953
Development                                                           166,600
Acquisitions:
Unproved                                                                    -
Proved                                                                      -
                                                             ------------------
Total                                                         $       198,553
                                                             ------------------


Costs associated with asset retirement obligations           $              -
                                                             ------------------

         As previously noted, all oil and gas properties were sold effective March 1, 2011.

Oil and Gas Reserve Quantities (Unaudited):

         The Company had no reserves as of March 31, 2012 or 2011.
         Proved oil and gas reserves, as defined in Regulation S-X., Rule 4-10(a)(22), are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward. Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods. All of the Company's proved reserves were located in the continental United States.

         Presented below is a summary of the changes in the Company's estimated oil reserves (in barrels) for the years ended March 31, (the Company did not have any natural gas reserves).

                                                               2011
                                                         ------------------
Total proved:
Beginning of year                                                 851,179
Purchases, sales and assignments of minerals in-place            (790,212)
Production                                                        (60,967)
Revisions of previous estimates                                         -
                                                         ------------------
End of year                                                             -
                                                         ------------------
Proved developed reserves:                                              -
                                                         ------------------

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

         ASC  932,   "Disclosures  about  Oil  and  Gas  Producing   Activities"
prescribes  guidelines for computing a  standardized  measure of future net cash

                              Rancher Energy, Inc.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements

flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

         Future cash inflows were determined by applying average first day of month prices received for the previous year, including transportation, quality, and basis differentials ("net prices," and production and development costs in effect at year-end to the year-end estimated quantities of oil and gas to be produced in the future. Each property the Company operated was also charged with field-level overhead in the estimated reserve calculation. Estimated future income taxes were computed using current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows were reduced to present value amounts by applying a 10% annual discount factor.

         Future operating costs were determined based on estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves in place at the end of the period, using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities.

         The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process. With the sale of all of the Company's properties in March 2011, the standardized measure of discounted future net cash flows is $0 for both the years ended March 31, 2012 and 2011.


Note 14. Subsequent Events

     Rancher Energy reached a Settlement and Release Agreement (Agreement) with GasRock Capital (l/k/a Magma Assets, LLC) and Linc Energy Petroleum as of June 15, 2012 related to the outstanding litigation regarding legal fees and other costs (See further explanation setting forth details of the litigations as noted in Part I, Item 3 and in Note 8 to the financial statements). As a result of this Agreement, and the subsequent approval of the Agreement by the bankruptcy court in July, 2012, on July 18, 2012, Rancher received a $525,000 Success Bonus payment from Linc Energy, and in turn made a $500,000 payment to GasRock out of an existing escrow account in payment for settling litigation claims made by GasRock. Based upon US GAAP guidelines covering the status of such transactions, as of the March 31, 2012 financial statement date, Rancher has included the aforementioned amounts in its balance sheet for this 10-K report as a receivable and payable, respectively, as of March 31, 2012.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RANCHER ENERGY CORP.

Dated:  July 23, 2012
                                   By:  /s/ Jon C. Nicolaysen
                                        ----------------------------------------
                                        Jon C. Nicolaysen, Chief Executive
                                        Officer & Principal Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 23, 2012
                                          RANCHER ENERGY CORP.


                                   By:  /s/ Jon C. Nicolaysen
                                        ----------------------------------------
                                        Jon C. Nicolaysen, Chief Executive
                                        Officer & Director

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