Form 10-Q
period 2012-06-30
RANCHER ENERGY CORP.
filed 2012-08-20
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      For the transition period from _____________ to ___________________.


                        Commission file number: 000-51425
                                    ---------

                              Rancher Energy Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                               98-0422451
          ------                                               ----------
(State or other jurisdiction                            (I.R.S. Employer Identi-
      or organization)                                       fication No.)


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

Large accelerated filer [  ]                     Accelerated filer          [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)
Small reporting company    [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [x]

As of August 17, 2012, 119,316,723 shares of Rancher Energy Corp. common stock, $.00001 par value, were outstanding.


                                        Table of Contents
                                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets - June 30, 2012 (unaudited) and March 31, 2012...............................3

         Statements of Operations (Unaudited) for the Three Months Ended
           June 30, 2012 and 2011 ...................................................................4

         Statement of Changes in Stockholders' Equity for the Three Months Ended
           June 30, 2012 (unaudited).................................................................6

         Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2012 and 2011 .....7

         Notes to Financial Statements (Unaudited)...................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................23

Item 4.  Controls and Procedures....................................................................23


                                                     PART II - OTHER INFORMATION
Item 1.  Legal Proceedings..........................................................................24
Item 1A. Risk Factors...............................................................................25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................25
Item 3.  Defaults Upon Senior Securities............................................................25
Item 4.  Mine and Safety Disclosures................................................................25
Item 5.  Other Information..........................................................................25

Item 6.  Exhibits...................................................................................25

SIGNATURES 27

Item 1.   Financial Statements


                              Rancher Energy Crop.
                             (Debtor-in-Possession)
                                 Balance Sheets


                                                                     June 30,         March 31,
                                                                       2012              2012
                                                                   (unaudited)        (audited)
                                                                  ---------------   ---------------

                          ASSETS

Current Assets:
       Cash and cash equivalents                                     $ 3,263,133       $ 3,229,858
       Restricted cash                                                   500,641           500,641
       Accounts receivable                                                30,958            30,958
       Accounts receivable, settlement                                   525,000           525,000
       Prepaid expenses and other                                        277,645           303,104
       Current assets of discontinued operations                               -                 -
                                                                  ---------------   ---------------
           Total current assets                                        4,597,377         4,589,561
                                                                  ---------------   ---------------

Furniture and equipment, net of accumulated depreciation of $173,614
       and $164,998 respectively                                         164,068           172,684
Deposits and other assets                                                200,350           200,350
Long-term assets of discontinued operations                                    -                 -
                                                                  ---------------   ---------------
           Total other assets                                            364,418           373,034
                                                                  ---------------   ---------------

             Total assets                                            $ 4,961,795       $ 4,962,595
                                                                  ===============   ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued liabiliites - post petition        $ 527,641         $ 449,224
       Accounts payable, settlement                                      500,000           500,000
       Current liabilities of discontinued operations                    112,620           112,620
                                                                  ---------------   ---------------
          Total current liabilities, not subject to compromise         1,140,261         1,061,844

Liabilities subject to compromise                                      1,259,827         1,259,827
                                                                  ---------------   ---------------

             Total liabilities                                       $ 2,400,088       $ 2,321,671
                                                                  ---------------   ---------------

Stockholders'  Equity
       Common stock, $0.00001 par value; 275,000,000 shares
        authorized, 119,316,723 shares issued and outstanding
        at June 30, 2012 and March 31, 2012, respectively                  1,194             1,194
       Additional paid-in capital                                     93,193,008        93,193,008
       Accumulated deficit                                           (90,632,495)      (90,553,278)
                                                                  ---------------   ---------------
          Total stockholders' equity                                   2,561,707         2,640,924
                                                                  ---------------   ---------------

             Total liabilities and stockholders' equity             $ 4,961,795        $ 4,962,595
                                                                  ===============   ===============


See the notes to these unaudited financial statements.


                                      Rancher Energy Corp.
                                     (Debtor-in-Possession)
                                    Statements of Operations
                                           (Unaudited)

                                                                                       For the Three Months Ended
                                                                                                   June 30,
                                                                                     2012                     2011
                                                                             ----------------------   ----------------------

Revenue:                                                                                       $ -                      $ -
                                                                             ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                                  104,887                  222,814
      Depreciaiton and amortization                                                         26,286                   11,488
                                                                             ----------------------   ----------------------
        Total operating expenses                                                           131,173                  234,302
                                                                             ----------------------   ----------------------

      Loss from operations                                                                (131,173)                (234,302)
                                                                             ----------------------   ----------------------
Other income (expense):
      Interest expense and financing costs                                                  (6,064)                  (5,934)
      Interest and other income                                                             88,396                  100,485
                                                                             ----------------------   ----------------------
        Total other income                                                                  82,332                   94,551
                                                                             ----------------------   ----------------------

        Loss before reorganization items and discontinued operations                       (48,841)                (139,751)

Reorganization items:
      Professional and legal fees                                                          (30,376)                 (97,596)
                                                                             ----------------------   ----------------------
        Total reorganization items                                                         (30,376)                 (97,596)
                                                                             ----------------------   ----------------------

        Loss from continuing operations                                                    (79,217)                (237,347)
                                                                             ----------------------   ----------------------
Discontinued operations:
      Loss from discontinued operations                                                          -                   (6,323)
      Gain on sale of discontinued operations                                                    -                        -
                                                                             ----------------------   ----------------------
        Total discontinued operations                                                            -                   (6,323)
                                                                             ----------------------   ----------------------

         Net loss                                                                        $ (79,217)              $ (243,670)
                                                                             ======================   ======================

Net loss per share from continuing operations                                               $ 0.00*                  $ 0.00*
                                                                             ======================   ======================
Net income (loss) per share from discontinued operations                                    $ 0.00*                  $ 0.00*
                                                                             ======================   ======================
Basic and diluted net loss per share                                                        $ 0.00*                  $ 0.00*
                                                                             ======================   ======================

Basic and diluted weighted average shares outstanding                                  119,316,723              119,316,723
                                                                             ======================   ======================

* Less lan $0.01 per share.

See the notes to these unaudited financial statements.


                                      Rancher Energy Corp.
                                     (Debtor-in-Possession)
                                    Statements of Cash Flows
                                           (Unaudited)



                                                                                   For The Three Months Ended
                                                                                           June 30,
                                                                                    2012                2011
                                                                               ----------------    ----------------

Cash flows from (used in) operating activities:
         Net Loss                                                                    $ (79,217)         $ (243,670)
Adjustments to reconcile net loss from continuing operations to cash used from operating activities, before reorganization items
         Loss (income) from discontinued operations                                          -               6,323
         Reoganization items, net                                                       30,376              97,596
         Depreciation and amortization                                                  26,286              11,488
Changes in operating assets and liabilities:
         Accounts receivable and prepaid expenses                                       62,697              (3,610)
         Accounts payable and accrued liabiliites                                      (78,417)           (329,980)
                                                                               ----------------    ----------------

           Net cash used for operating activities, before reorganization items         (38,275)           (461,853)
                                                                               ----------------    ----------------

Payments for reorganization items -
         professional fees for services rendered in connection with
           the Chapter 11 proceeding                                                         -            (262,057)
                                                                               ----------------    ----------------

           Net cash used for operating activities                                      (38,275)           (723,910)
                                                                               ----------------    ----------------
Cash flows from (used in) investing activites

Cash flows from (used in) financing activities:

Discontinued operations:

         Cash flows from (used in) discontinued operating activities:                        -             159,913
         Cash flows from (used in) discontinued investing activities:                        -                   -
         Cash flows from (used in) discontinued financing activities:                        -                   -
                                                                               ----------------    ----------------

           Net cash provided by (used for) discontinued operations                           -             159,913
                                                                               ----------------    ----------------

Decrease in cash and cash equivalents                                                  (38,275)           (563,997)

Cash and cash equivalents, beginning of period                                       3,229,858           3,883,228
                                                                               ----------------    ----------------

Cash and cash equivalents, end of period                                           $ 3,263,133         $ 3,319,231
                                                                               ================    ================


See the notes to these unauditedfinancial statements.


                                              Rancher Energy Corp.
                                             (Debtor-in-Possession)
                                  Statement of Changes in Stockholders' Equity
                                                   (Unaudited)

                                                                         Additional
                                                                           paid-in          Accumulated
                                        Shares            Amount           Capital           Deficit           Total
                                   ------------------   ------------   ----------------   --------------   --------------

Balance March 31, 2012                   119,316,723        $ 1,194       $ 93,193,008     $(90,553,278)      $2,640,924

Net loss                                           -              -                  -          (79,217)         (79,217)
                                   ------------------   ------------   ----------------   --------------   --------------
Balance - June 30, 2012                  119,316,723        $ 1,194       $ 93,193,008     $(90,632,495)      $2,561,707
                                   ==================   ============   ================   ==============   ==============

See the Notes to these Financial Statements.

                              Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

Note 1 - Business Organization

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

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. However, the petition raises substantial doubt about the Company's ability to remain a going concern. The Company's continuation as a going concern may be contingent upon, among other things, its ability (i) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (ii) to generate sufficient cash flow from operations; (iii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; and (iv) to obtain financing to facilitate an exit from bankruptcy. The Company is currently evaluating various courses of action to address the operational and liquidity issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should we be unable to continue as a going concern. In the event the Company's restructuring activities are not successful and it is required to liquidate, additional significant adjustments in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used may be necessary.

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

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

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

Cash and Cash Equivalents
-------------------------

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2012, the Company had $3,013,133 in cash deposits in excess of FDIC insured limits.

Restricted cash
---------------

At June 30, 2012, the Company had $500,641 of restricted cash which was classified as a current asset. As of the June 30, 2012 balance sheet date, a payable in this amount was recorded as it was deemed more likely than not that this amount would be paid out subsequently under an adversary proceeding in process (see Note 7).

The restricted cash held in an escrow account was released on July 18, 2012 as part of an agreed upon and bankruptcy court approved settlement agreement. See further details of the ultimate disposition of monies and other released items as set forth in Notes 8 and 14 to this report.

Accounts Receivable
-------------------

Accounts receivable as of June 30, 2012 is composed of a royalty fee arrangement income under a contract expiring at the end of 2012 and $525,000 due from Linc Energy related to a settlement agreement among Rancher Energy, GasRock and Linc Energy executed on June 15, 2012. The bankruptcy court subsequently approved the settlement agreement and the $525,000 was received by the Company as of July 18, 2012.

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

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

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

The Company complies with ASC 932, "Extractive Activities - Oil and Gas". The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that there are no suspended well costs that should be impaired.

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially of the Company's assets in March, 2011 resulted in the Company having no oil and gas properties at June 30, 2012 or 2011.

Sales of Proved and Unproved Properties
---------------------------------------

The sale of a partial interest in a proved oil and gas property is accounted for as normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production DD&A rate. A gain or loss is recognized for all other sales of producing properties and is reflected in results of operations. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is reflected in results of operations. See the description of the sale of all oil and gas properties as of March 1, 2011 contained in the Item 2 of Part I of this document as a result of the current Bankruptcy filing.

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

Deferred Financing Costs
------------------------

Costs incurred in connection with the Company's debt issuances are capitalized and amortized over the term of the debt, which approximates the effective

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

interest method. As of June 30, 2012 and 2011 there were no deferred financing costs on the balance sheet and there was no amortization for the six and three months ended June 30, 2012 and 2011.

Fair Value of Financial Instruments
-----------------------------------

The  Company's  financial  instruments,  including  cash and  cash  equivalents,
accounts   receivable,   and  accounts  payable,  are  carried  at  cost,  which
approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition
-------------------

The Company currently has no revenue from continuing or discontinued operations, other than payments received for the resale of carbon dioxide under a supply and sales agreement that is due to expire at the end of 2012.

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

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)




The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                               For the Three Months Ended
                                            June 30,
                              -------------------------------------
                                    2012                2011
                              -----------------    ----------------

Dilutive                                   -                -

Anti-dilutive                     60,111,454       66,073,564

Stock options and warrants were not considered in the detailed calculations below as their effect would be anti-dilutive. The following table sets forth the calculation of basic and diluted loss per share:



                                                                       For the Three Months Ended
                                                                               June 30,
                                                             ---------------------------------------------
                                                                     2012                    2011
                                                             ---------------------   ---------------------

Net loss                                                               $ (79,217)             $ (243,670)
Basic weighted average common shares outstanding                      119,316,700             119,316,700
Basic and diluted net loss per common share                          $     (0.00)*           $     (0.00)*
                                                             ---------------------   ---------------------

* Less Lan $0.01 per share.

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

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)


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

Major Customers
---------------

During the year ended March 31, 2012, the Company's only source of income was from a carbon dioxide resale contract that will expire at the end of 2012. The Company had no oil and gas operations during the three months ended June 30, 2012 and 2011, and no customers or billings as a result.

Off-Balance Sheet Arrangements
------------------------------

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation in February 4, 2004 through June 30, 2012, the Company has not been involved in any unconsolidated SPE transactions.

Reclassification
----------------

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial statement presentation. Such reclassifications had no effect on the Company's net loss.

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

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)


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

Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed Prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages. The Company leased office space under a non-cancelable operating lease that was scheduled to expire on July 31, 2012. In October 2009, in connection with the Company's bankruptcy petition the Company rejected the office lease and relocated its offices in April 2011. The Company reached agreement with the building owner, to continue to occupy the office space on a month to month basis at a significantly reduced rental rate and continued to accrue the full amount of rent expense in accordance with the original lease. In March 2011 an Order was issued by the Bankruptcy Court specifying the claim amount to be $325,531. The $122,927 gain, in 2011, on the difference between the amount of rent expense accrued and the Court specified amount is recognized as provision for executory contracts rejected in the Statement of Operations.

The ability of the Company to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to maintain adequate cash on hand; (ii) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (iii) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently evaluating various courses of action to address the operational issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As a result of the Bankruptcy  Filing,  realization of assets and liquidation of
liabilities    are   subject   to    uncertainty.    While    operating   as   a

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)


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

On December 20, 2010, the Company filed a Motion to allow the Company to enter into an agreement and approve the sale of substantially all its assets to the same party providing the new financing for the price of approximately $20 million. The sale closed effective March 1, 2011 see Note 3 - Discontinued Operations.

On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization ("the Plan") and Disclosure Statement for 2nd Amended Plan of Reorganization with the Court. The Plan provides for the Company to pay the claims of its creditors as the assets of the Company allow, and permits, but does not

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)


obligate, the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties, as discussed below. The Plan has not yet been sent for voting and has not been confirmed by the Bankruptcy Court A hearing has been scheduled for September 24, 2012 to review the Plan.

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

Liabilities Subject to Compromise
---------------------------------

Liabilities subject to compromise at June 30, 2012 and 2011 include the following Prepetition liabilities:

                                               2012                 2011
                                        -------------------   ------------------
Accounts payable, trade                   $      176,726        $      176,726

Other payables and accrued liabilities           943,101               820,312

Convertible notes payable                        140,000               140,000
                                                              ------------------
                                        -------------------
                                              $1,259,827        $    1,137,038
                                        -------------------   ------------------


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
                                                         ---------------------

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)


The financial results of our business related to oil and gas operations have been classified as discontinued operations in our Statements of Operations for all period presented. The following summarizes components of income (loss) from the Company's discontinued operations for the three months ended June 30, 2012 and 2011:


                                                                        2012                   2011
                                                                -------------------    -------------------

Revenue                                                         $               -      $              -
                                                                -------------------    -------------------

Operating expenses                                                              -                 2,203
                                                                -------------------    -------------------

Operating loss from discontinued operations                                     -                (2,203)

Other income (expenses) from discontinued operations, net                       -                (4,040)
                                                                -------------------    -------------------

     Net operating loss from discontinued operations                $           -      $         (6,323)
                                                                ===================    ===================


The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities at June 30, 2012 and 2011:


                                                                              June 30,
                                                                -------------------------------------
                                                                     2012                  2011
                                                                ---------------    ------------------

Assets:
------
Current assets of discontinued operations -
     Accounts receivable                                         $       -         $       3,265
     Deposits and other assets                                                           471,354
                                                                ---------------    ------------------
                                                                 $       -          $    474,619
                                                                ---------------    ------------------
Other assets
     Long-term assets of discontinued operations                                               -
                                                                         -
                                                                ---------------    ------------------

          Total assets of discontinued operations                $       -          $    474,619
                                                                ---------------    ------------------
Liabilities:
-----------

Current liabilities of discontinued operations:
     Accounts payable and accrued liabilities                    $     112,620      $     39,463
                                                                ---------------    ------------------
          Total current liabilities of discontinued
          operations                                             $     112,620      $     39,463
                                                                ---------------    ------------------

Oil and gas properties
----------------------

As previously noted throughout this document, all oil and gas properties were sold in a transaction as of March 1, 2011. There have been no further acquisitions or dispositions of oil and gas properties since that date.

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

Impairment of Unproved Properties
---------------------------------

As of the balance sheet dates of June 30, 2012 and March 31, 2012, there are no proved or unproved oil and gas properties. Therefore, there is no impairment to consider as of these dates or the date of this report.

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

ASC 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. As of June 30, 2012 and March 31, 2012, the Company had no derivative or other financial assets or liabilities required to be reported at fair value. In accordance with Financial Staff Position 157-2, the Company has not applied the provisions of ASC 820 to its asset retirement obligations.

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

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

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

The Company has filed an adversary action in the Bankruptcy Court against GasRock in an effort to avoid certain interests previously assigned to the Prepetition Lender (see Note 8 - Commitments and Contingencies).


Note 7 - Convertible Promissory Notes Payable

On October 27, 2009, the Company issued Convertible Promissory Notes (the "Promissory Notes") totaling $140,000. One hundred thousand dollars of the Promissory Notes were issued to officers and/or directors ($25,000 each). The remainder of the Promissory Notes were issued to existing shareholders. The Promissory Notes bear interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share, at any time during the term of the Promissory Notes. The Promissory Notes matured on November 1, 2010, and all obligations and payments due under the Promissory Notes are subordinate to the Company's senior debt. As a result of the Company's Chapter 11 bankruptcy filing described in Notes 1 and 3 above, the Company was not able to pay principal and accumulated interest on the Promissory Notes when due. Subject to certain exceptions under the Bankruptcy Code, the Company's bankruptcy filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. At June 30, 2012 and March 31, 2011, the principal outstanding on the Notes was $140,000. As of June 30, 2012, accrued interest on the Notes totaled $54,016.

Note 8 - Commitments and Contingencies

Commitments
-----------

On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against GasRock, the holder of the then senior secured note payable seeking to avoid certain ownership interests assigned to GasRock in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010,

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

GasRock filed a motion with the Court to dismiss the complaint. On October 21, 2010, the Court issued an order on the Motion to Dismiss dismissing three of the nine claims made in the adversary action. The Company, GasRock and Linc Energy have executed a settlement agreement as of June 15, 2012, that would call for the Company to make a payment of $500,000 to GasRock to dismiss all claims in the litigation by GasRock and in return the Company would receive a $525,000 payment form Linc Energy to settle other matters in the litigation. The settlement agreement was approved by the bankruptcy court in July 2012, and the respective payments to and from the Company were made and other issues in the agreement were settled as noted in this report as of July 18, 2012.

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

If management believes that a loss arising from this matter is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information, becomes available, any potential liability related to this matter will be assessed and the treatment revised, if necessary. Based on currently available information, management is unable to make a determination as to the probability of a gain or loss regarding this suit at this time.

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

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

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

Note 9 - Stockholders' Equity

The Company's capital stock as of June 30, 2012 and March 31, 2011 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. As of June 30, 2012 and March 31, 2012, a total of 119,623,723 common stock shares were issued and outstanding.

Issuance of Common Stock
------------------------

During the years three months ended June 30, 2012 and 2011, there were no issuances or cancellations of common stock.

Warrants
--------

During the year ended March 31, 2012, warrants exercisable for 54,632,565 shares of the Company's common stock expired. No warrants for the purchase of the Company's common shares were outstanding as of June 30, 2012.

Note 10 - Share-Based Compensation

During the three months ended June 30, 2012 and 2011, the Company did not issue any stock options and all outstanding stock options were fully-vested.

2006 Stock Incentive Plan
-------------------------

On March 30, 2007, the 2006 Stock Incentive Plan (the 2006 Stock Incentive Plan) was approved by the shareholders and was effective October 2, 2006. The 2006 Stock Incentive Plan had previously been approved by the Company's Board of Directors. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10,million shares of Rancher Energy common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended June 30, 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan.

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)

The following table summarizes information related to the outstanding and vested options as of June 30, 2012:


                                                            Outstanding Options        Vested Options
                                                            -------------------     --------------------

         Number of shares
              Non-qualified                                        10,000,000              10,000,000
              2006 Plan
         Weighted average remaining contractual life
              Non-qualified                                 2.6 years               2.6 years
              2006 Plan                                     2.5 years               2.5 years
         Weighted average exercise price
              Non-qualified                                  $          0.035         $         0.035
              2006 Plan                                      $         0.0875         $        0.0875
         Aggregate intrinsic value
              Non-qualified                                  $              -         $             -
              2006 Plan                                      $              -         $             -


At June 30, 2012, all outstanding options were fully vested. No options were exercised during the three months ended June 30, 2012. The Company did not realize any tax deductions related to the exercise of stock options for the three months ended June 30, 2012 and 2011.

Note 11 - Income Taxes

The effective income tax rate for the three months ended June 30, 2012 and the year ended March 31, 2012 differs from the U.S. Federal statutory income tax rate due to the following:


                                                For the Three            For the Year
                                                 Months Ended               Ended
                                                   June 30,                March 31,
                                                     2012                    2012
                                              --------------------   ---------------------

Federal statutory income tax rate              $          11,883                309,000
State income taxes, net of Federal benefit                 3,961                 26,000
Permanent items                                                -               (132,000)
Other, change in rate                                          -                240,000
Change in valuation allowance                            (15,844)              (443,000)
                                              --------------------   ---------------------

                                              $                -     $                -
                                              --------------------   ---------------------

The components of the deferred tax assets and liabilities as of June 30, 2012 and March 31, 2012 are as follows:

                             Rancher Energy Corp.
                             (Debtor-in-Possession)
                        Notes to the Financial Statements
                For the Three Months Ended June 30, 2012 and 2011
                                   (Unaudited)


                                                      June 30,               March 31,
                                                        2012                   2012
                                                 -------------------    --------------------

Long-term deferred tax assets:
  Federal net operating loss carry forwards        $    30,278,800        $     30,263,000
  Stock-based compensation                                 824,000                 824,000
  Accrued expenses                                         143,000
                                                                         143,000
Long-term deferred tax liabilities -
  property, plant and equipment                            (66,000)                (66,000)
Valuation allowance                                    (30,278,800)            (31,164,000)
                                                 -------------------    --------------------
Net long-term deferred tax assets                  $          -           $           -
                                                 -------------------    --------------------

The Company has net operating loss carryovers of approximately $85,192,800 as of June 30, 2012 and $85,177,000 as of March 31, 2012. The Company's net operating losses begin to expire in 2024.

         The Company has provided a full valuation allowance for the deferred tax assets as of June 30, 2012 and March 31, 2012, based on the likelihood that the deferred tax assets will not be utilized in the future.

Note 11 - Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $-0- and $ 27,000 during the three months ended June 30, 2012 and 2011, respectively. The amount owed to the law firm was approximately $9,234 as of June 30, 2012 and March 31, 2012, respectively.

Note 12. Subsequent Events

Rancher Energy reached a Settlement and Release Agreement (Agreement) with GasRock Capital (l/k/a Magma Assets, LLC) and Linc Energy Petroleum as of June 15, 2012 related to the outstanding litigation regarding legal fees and other costs (See further explanation setting forth details of the litigations as noted in Part I, Item 3 and in Note 7 to the financial statements). As a result of this Agreement, and the subsequent approval of the Agreement by the bankruptcy court in July, 2012, on July 18, 2012, Rancher received a $525,000 Success Bonus payment from Linc Energy, and in turn made a $500,000 payment to GasRock out of an existing escrow account in payment for settling litigation claims made by GasRock. Based upon US GAAP guidelines covering the status of such transactions, as of the June 30, 2012 financial statement date, Rancher has included the aforementioned amounts in its balance sheet for this 10-Q report as a receivable and payable, respectively, as of June 30, 2012.

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

         The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2012. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Results of Operations

         With the sale of substantially all of the Company's assets in March 2011, the Company's results of operations are presented as follows:

     Continuing operations
     o Results of the Company's continuing operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011; and

     Discontinued operations
     o Results of the Company's discontinued operations for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011; and

Continuing Operations

         Three months ended June 30, 2012 compared to three months June 30, 2011
- continuing operations.

         The following is a comparative summary of our results from continuing operations:


                                                               Three Months Ended
                                                                    June 30,
                                                     ---------------------------------------
                                                           2012                  2011
                                                     ------------------   -------------------

    Revenues                                          $             -       $          -
                                                     ==================   ===================

    Operating expenses:
      General and administrative                              104,887               222,814
      Depreciation and amortization                            26,286                11,488
                                                     ------------------   -------------------
        Total operating expenses                              131,173               243,302
                                                     ------------------   -------------------

    Other income (expense):
      Interest expense and financing costs                     (6,064)               (5,934)
      Interest and other income                                88,396               100,485
                                                     ------------------   -------------------
        Total other income                                     82,332                94,551
                                                     ------------------   -------------------

    Loss before reorganization items                          (48,841)             (139,751)

    Reorganization items                                      (30,376)              (97,596)
                                                     ------------------   -------------------

    Net loss from continuing operations               $       (79,217)      $      (237,347)
                                                     ==================   ===================


         Overview. For the three months ended June 30, 2012, we reported a net loss from continuing operations of $79,217, or $0.00 per basic and fully-diluted share, compared to a net loss of $237,437 or $0.00 per basic and fully-diluted share, for the corresponding three months of 2011. Discussions of individually significant period to period variances follow.

         General and administrative expense. For the three months ended June 30, 2012, we incurred general and administrative expenses of $104,887 as compared to $222,814 for the corresponding three months ended June 30, 2011. The decrease in our general and administrative resulted primarily from decreases in compensation and office expenses. Office expenses decreased primarily as a result of lower rent expense associated with the April 2011 relocation of the Company's headquarters.

         Reorganization items. Reorganization items, totaling $30,376 for the three months ended June 30, 2012, include those items of expense specifically related to our reorganization following the filing of a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. These costs consist entirely of professional fees to legal counsel for assistance with our reorganization plan and other bankruptcy related matters. While these costs have decreased as compared to the corresponding three months in 2011 (total expense of $97,596), we expect these expenses will continue to be a significant component of expenses as we progress through the bankruptcy process.

         Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company ("Merit"), beginning in December 2010. In return for this assignment, the Company receives a fee of $.03 per Mcf purchased by Merit under this supply agreement, which expires at the end of 2012. During the three months ended June 30, 2012, the Company recognized income of approximately $86,818 for purchases made under this supply agreement.

Discontinued Operations

         Three months ended June 30, 2012 compared to three months June 30, 2011
- discontinued operations.

         For the three months ended June 30, 2012, we did not report a net income or loss from our discontinued operations, compared to a net loss of $6.323, for the corresponding three months of 2011. With the sale of all of the Company's oil and gas properties in March 2011, the Company had no revenue or notable expenses relating to discontinued operations during the three months ended June 30, 2012.

Liquidity and Capital Resources
-------------------------------

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2012 and 2011 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We are in bankruptcy and have incurred a cumulative net loss of approximately $93 million for the period from inception (February 4, 2004) to June 30, 2012.

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

         Cash flows used for continuing operations decreased in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to a decrease in the Company's operational activities and a decrease in the fees associated with its administrative activities.

Off-Balance Sheet Arrangements
------------------------------

         We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates
------------------------------------------

         Critical accounting policies and estimates are provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, both of which are included in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Additional footnote disclosures are provided in Notes to Financial Statements (unaudited), which are include in Item 1. Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion by our Chief Executive Office is the identification of the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2012 and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

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

         In addition, the Company has challenged the conveyance of the NPI and the 1% ORRI, together with the original 2% ORRI conveyed to Lender when its loan was first made, on the grounds that they should be characterized as security interests and not outright transfers of title. The Bankruptcy Court has granted GasRock's motion to dismiss these claims. The Company has also claimed that the conveyances rendered the Loan usurious under Texas law. Further, the Company has sought to have the NPI and 1% ORRI avoided as preferences under ss. 547 of the Bankruptcy Code and to equitably subordinate the Lender's claim. Although the Company believes its claims are well-taken, the Lender is vigorously defending against the complaint, and no assurance can be given that the Company will be successful in whole or in has part.

         On June 15, 2012, the Company entered into a settlement agreement with GasRock and Linc Energy to resolve the adversary proceeding against GasRock. In July, the bankruptcy court approved the settlement agreement and on July 18, 2012 the Company:

     a.   received the disputed NPI, which the Company conveyed to Linc Energy;
     b. released all claims to the funds held in escrow pursuant to the terms of the sale of substantially all of its assets to Linc Energy;
     c. received from Linc Energy $525,000 plus an amount of $35,523 for final settlement of Rancher's litigation costs due under the Litigation Agreement with Linc Energy;
     d.   Dismissed the adversary proceeding against GasRock with prejudice; and
     e. Paid to GasRock $500,000 from an existing escrow account, and was released from GasRock's claim for attorneys' fees and costs that GasRock asserted it was owed for defending itself in the adversary proceeding.

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

         If management believes that a loss arising from this matter is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information, becomes available, any potential liability related to this matter will be assessed and the treatment revised, if necessary. Based on currently available information, management is unable to make a determination as to the probability of a gain or loss regarding this suit at this time.

ITEM 1A. Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.  CHANGES IN SECURITIES

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  MINE AND SAFETY DISCLOSURE

NOT APPLICABLE.

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

                                              RANCHER ENERGY CORP.

Dated:  August 20, 2012                       By: /s/ Jon C. Nicolaysen
                                                  ------------------------------
                                                  Jon C. Nicolaysen, President,
                                                  Chief Executive Officer, and
                                                  Acting Chief Accounting
                                                  Officer