Form 10-Q/A
period 2012-06-30
RANCHER ENERGY CORP.
filed 2012-10-18
CIK 1287900

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

Item 6.  Exhibits...................................................................................25

SIGNATURES 27



				EXPLANATORY NOTE

Rancher Energy Corp. is filing this amendment to its quarterly report on Form 10-Q for the period ended June 30, 2012 filed with the Securities and Exchange Commission on August 20, 2012, for the purpose of furnishing XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

                                              RANCHER ENERGY CORP.

Dated:  October 17, 2012                      By: /s/ Jon C. Nicolaysen
                                                  ------------------------------
                                                  Jon C. Nicolaysen, President,
                                                  Chief Executive Officer, and
                                                  Acting Chief Accounting
                                                  Officer