Form 10-Q
period 2012-09-30
RANCHER ENERGY CORP.
filed 2012-11-14
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2012

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
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                        1615 California Street Suite 607
                                Denver, CO 80202
                    (Address of principal executive offices)

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

Large accelerated filer [  ]                              Accelerated filer [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)
                                                  Small reporting company    [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a courtYes [ ] No [x]

As of November 6, 2012, 119,863,049 shares of Rancher Energy Corp. common stock, $0.00001 par value, were outstanding.


                                Table of Contents
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets - September 30, 2012 (Unaudited) and March 31, 2012 (Audited).....................3

         Statements of Operations (Unaudited) for the Three and Six Months Ended
           September 30, 2012 and 2011 ...................................................................4

         Statement of Changes in Stockholders' Equity for the Six Months Ended
           September 30, 2012 (Unaudited).................................................................6

         Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2012 and 2011 .......7

         Notes to Financial Statements (Unaudited)........................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................23

Item 4.  Controls and Procedures.........................................................................23


                                                    PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...............................................................................24
Item 1A. Risk Factors....................................................................................25
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................................25
Item 3.  Defaults Upon Senior Securities.................................................................25
Item 4.  Mine and Safety Disclosures.....................................................................25
Item 5.  Other Information...............................................................................25

Item 6.  Exhibits........................................................................................25

SIGNATURES 27

Item 1.   Financial Statements


                                      Rancher Energy Corp.
                                         Balance Sheets


                                                                    September 30,     March 31,
                                                                       2012              2012
                                                                   (unaudited)        (audited)
                                                                  ---------------   ---------------
                          ASSETS

Current Assets:
       Cash and cash equivalents                                      $2,534,900        $3,229,858
       Restricted cash                                                         -           500,641
       Accounts receivable                                                     -            30,958
       Accounts receivable, settlement                                         -           525,000
       Prepaid expenses and other                                         76,064           303,104
                                                                  ---------------   ---------------
           Total current assets                                        2,610,964         4,589,561
                                                                  ---------------   ---------------

Furniture and equipment, net of accumulated depreciation
       of $173,614 and $164,998 respectively                             155,452           172,684
Deposits and other assets                                                200,350           200,350
                                                                  ---------------   ---------------
           Total other assets                                            355,802           373,034
                                                                  ---------------   ---------------

             Total assets                                             $2,966,766        $4,962,595
                                                                  ===============   ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued liabilities - post petition         $ 11,176         $ 449,224
       Accounts payable, settlement                                            -           500,000
       Current liabilities of discontinued operations                          -           112,620
                                                                  ---------------   ---------------
          Total current liabilities, not subject to compromise            11,176         1,061,844

Liabilities subject to compromise                                        271,734         1,259,827
                                                                  ---------------   ---------------

             Total liabilities                                         $ 282,910        $2,321,671
                                                                  ---------------   ---------------

Stockholders'  Equity
       Common stock, $0.00001 par value; 275,000,000 shares
        authorized, 119,316,723 shares issued and outstanding
        at September 30, 2012 and March 31, 2012, respectively             1,194             1,194
       Additional paid-in capital                                     93,193,008        93,193,008
       Accumulated deficit                                           (90,510,346)      (90,553,278)
                                                                  ---------------   ---------------
          Total stockholders' equity                                   2,683,856         2,640,924
                                                                  ---------------   ---------------

             Total liabilities and stockholders' equity             $ 2,966,766         $4,962,595
                                                                  ===============   ===============


See notes to these financial statements.


                                      Rancher Energy Corp.
                                    Statements of Operations
                                           (Unaudited)

                                                                                       For the Three Months Ended
                                                                                              September 30,
                                                                                     2012                     2011
                                                                             ----------------------   ----------------------

Revenue                                                                                        $ -                      $ -
                                                                             ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                                  152,838                  289,865
      Depreciation and amortization                                                          8,616                    8,616
                                                                             ----------------------   ----------------------
        Total operating expenses                                                           161,454                  298,481
                                                                             ----------------------   ----------------------

      (Loss) from operations                                                              (161,454)                (298,481)
                                                                             ----------------------   ----------------------

Other income (expense):
      Interest expense and financing costs                                                  53,300                   (6,064)
      Interest and other income                                                            148,754                   88,254
                                                                             ----------------------   ----------------------
        Total other income                                                                 202,054                   82,190
                                                                             ----------------------   ----------------------

        Income (loss) before reorganization items
          and discontinued operations                                                       40,600                 (216,291)

Reorganization items:
      Credit of professional and legal fees                                                 81,550                        -
      Professional and legal fees                                                                -                 (133,509)
                                                                             ----------------------   ----------------------
        Total reorganization items                                                          81,550                 (133,509)
                                                                             ----------------------   ----------------------

        Income (loss) from continuing operations                                           122,150                 (349,800)
                                                                             ----------------------   ----------------------

Discontinued operations:
      Income from discontinued operations                                                        -                    4,392
                                                                             ----------------------   ----------------------
        Total income from discontinued operations                                                -                    4,392
                                                                             ----------------------   ----------------------

         Net income (loss)                                                               $ 122,150               $ (345,408)
                                                                             ======================   ======================

Net income (loss) per share from continuing operations                        $               0.00*   $                0.00*
                                                                             ===============================================
Net income per share from discontinued operations                             $               0.00*   $                0.00*
                                                                             ===============================================
Basic and diluted net income (loss) per share                                 $               0.00*   $                0.00*
                                                                             ======================   ======================

Basic weighted average shares outstanding                                              119,316,723              119,316,723
                                                                             ======================   ======================
Diluted weighted average shares outstanding                                            179,428,177              119,316,723
                                                                             ======================   ======================

* Less than $0.01 per share

See notes to these financial statements.


                                      Rancher Energy Corp.
                                    Statements of Operations
                                           (Unaudited)

                                                                                        For the Six Months Ended
                                                                                                September 30,
                                                                                     2012                     2011
                                                                             ----------------------   ----------------------

Revenue                                                                                        $ -                      $ -
                                                                             ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                                  275,395                  512,679
      Depreciation and amortization                                                         17,232                   20,104
                                                                             ----------------------   ----------------------
        Total operating expenses                                                           292,627                  532,783
                                                                             ----------------------   ----------------------

      (Loss) from operations                                                              (292,627)                (532,783)
                                                                             ----------------------   ----------------------

Other income (expense):
      Interest expense and financing costs                                                  47,236                  (11,998)
      Interest and other income                                                            237,150                  188,739
                                                                             ----------------------   ----------------------
        Total other income                                                                 284,386                  176,741
                                                                             ----------------------   ----------------------

        (Loss) before reorganization items and discontinued operations                      (8,241)                (356,042)

Reorganization items:
      Credit of professional and legal fees                                                 51,173                        -
      Professional and legal fees                                                                -                 (231,105)
                                                                             ----------------------   ----------------------
        Total reorganization items                                                          51,173                 (231,105)
                                                                             ----------------------   ----------------------

        Income (loss) from continuing operations                                            42,932                 (587,147)
                                                                             ----------------------   ----------------------

Discontinued operations:
      (Loss) from discontinued operations                                                        -                   (1,931)
                                                                             ----------------------   ----------------------
        Total (loss) discontinued operations                                                     -                   (1,931)
                                                                             ----------------------   ----------------------

         Net income (loss)                                                                $ 42,932               $ (589,078)
                                                                             ======================   ======================

Net(loss) per share from continuing operations                                $               0.00*   $                0.00*
                                                                             ======================   ======================
Net (loss) per share from discontinued operations                             $               0.00*   $                0.00*
                                                                             ======================   ======================
Basic and diluted net income (loss) per share                                 $               0.00*   $                0.00*
                                                                             ======================   ======================

Basic weighted average shares outstanding                                              119,316,723              119,316,723
                                                                             ======================   ======================
Diluted weighted average shares outstanding                                            179,428,177              119,316,723

                                                                             ======================   ======================

* Less than $0.01 per share

See notes to these financial statements.


                                      Rancher Energy Corp.
                                    Statements of Cash Flows
                                           (Unaudited)



                                                                                        For The Six Months Ended
                                                                                                September 30,
                                                                                        2012                 2011
                                                                                  -----------------    -----------------

Cash flows (used in) operating activities:
         Net income (loss) from continuing operations                                     $ 42,932           $ (589,078)
Adjustments to reconcile net income (loss) from continuing operations to cash used in operating activities, before reorganization items:
         Loss from discontinued operations                                                       -                1,931
         Loss from settlement                                                               25,000                    -
         Reorganization items, net                                                         (51,173)             231,105
         Depreciation and amortization                                                      17,232               20,104
Changes in operating assets and liabilities:
         Accounts receivable and prepaid expenses                                          257,998             (149,966)
         Accounts payable and accrued liabilities                                         (986,947)            (330,498)
                                                                                  -----------------    -----------------

           Net cash used in operating activities, before reorganization items             (694,958)            (816,402)
                                                                                  -----------------    -----------------

Payments for reorganization items -
         Professional fees for services rendered in connection with
           the Chapter 11 proceeding                                                             -             (395,566)
                                                                                  -----------------    -----------------

           Net cash used in operating activities                                          (694,958)          (1,211,968)
                                                                                  -----------------    -----------------

Cash flows from (used in) investing activities:                                                  -                    -

Cash flows from (used in) financing activities:                                                  -                    -

Discontinued operations:
         Cash flows from (used in) discontinued operating activities                             -              339,778
         Cash flows from (used in) discontinued investing  activities                            -                    -
         Cash flows from (used in) discontinued financing activities                             -                    -
                                                                                  -----------------    -----------------

           Net cash provided by discontinued operations                                          -              339,778
                                                                                  -----------------    -----------------

(Decrease) in cash and cash equivalents                                                   (694,958)            (872,190)

Cash and cash equivalents, beginning of period                                           3,229,858            3,883,228
                                                                                  -----------------    -----------------

Cash and cash equivalents, end of period                                               $ 2,534,900          $ 3,011,038
                                                                                  =================    =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
         Cash paid for interest                                                           $ 10,107             $ 11,998
                                                                                  =================    =================


See notes to these financial statements.


                                              Rancher Energy Corp.
                                  Statement of Changes in Stockholders' Equity
                                                   (Unaudited)


                                                                         Additional
                                                                           paid-in          Accumulated
                                        Shares            Amount           Capital           Deficit           Total
                                   ------------------   ------------   ----------------   --------------   --------------

Balance - March 31, 2012                 119,316,723        $ 1,194       $ 93,193,008     $(90,553,278)      $2,640,924

Net income for the period                          -              -                  -           42,932           42,932

                                   ------------------   ------------   ----------------   --------------   --------------
Balance - September 30, 2012             119,316,723        $ 1,194       $ 93,193,008     $(90,510,346)      $2,683,856
                                   ==================   ============   ================   ==============   ==============

See notes to these financial statements.

Note 1 - Business Organization

Organization
------------

Rancher Energy Corp. ("Rancher Energy" or the "Company") formerly known as Metalex Resources, Inc. ("Metalex") was incorporated in Nevada on February 4, 2004.

Metalex was formed for the purpose of acquiring, exploring and developing mining properties. On April 18, 2006, the stockholders of Metalex voted to change its name to Rancher Energy Corp. and announced that it changed its business plan and focus from mining to oil and gas.

Bankruptcy Filing
-----------------

On October 28, 2009, the Company filed a voluntary petition (the "Petition") for relief in the United States Bankruptcy Court, District of Colorado (the "Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). The Company continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its plan of reorganization (the "Plan") was approved by the Bankruptcy Court and the Company was discharged from bankruptcy on its effective date of September 28, 2012. See Note 3 - Proceedings Under Chapter 11 of the Bankruptcy Code.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. The Company's continuation as a going concern may be contingent upon, among other things, its ability (i) to reduce administrative, operating and interest costs and liabilities as a result of the bankruptcy process; (ii) to generate sufficient cash flow from operations; and (iii) to obtain financing and/or acquire producing assets as it emerges from bankruptcy. The Company is currently evaluating various courses of action to address the operational and liquidity issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should we be unable to continue as a going concern. In the event the Company's restructuring activities are not successful and it is required to liquidate, additional significant adjustments in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used may be necessary.

Financial Accounting  Standards Board (FASB) Accounting  Standards  Codification
(ASC) 852 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish Prepetition liabilities subject to compromise from both those Prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts. In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted ASC 852-10 effective on October 28, 2010 and will segregate those items as outlined above for all activity prior to September 28, 2012.

As the Company emerges from bankruptcy, it has reviewed the use of "Fresh-start" accounting and determined that pursuant with ASC 852, the Company does not qualify to use the provisions of "Fresh-start" accounting. The Company's voting shareholders immediately before the confirmation date do not own less than 50% of the voting shares of the emerging entity.

Note 2 - Summary of Significant Accounting Policies


Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At September 30, 2012, the Company had $2,284,900 in cash deposits in excess of FDIC insured limits.


Restricted cash
---------------

The restricted cash that was held in an escrow account in the amount of $500,641 was released on July 18, 2012 as part of an agreed upon and Bankruptcy Court approved settlement agreement. See Note 7 - Commitments and Contingencies.

Accounts Receivable
-------------------

As of July 18, 2012, the Bankruptcy Court approved and the Company received $525,000 as part of a royalty fee arrangement relating to a settlement agreement among Rancher Energy, GasRock and Linc Energy and at September 30, 2012 the balance owed to the Company is $0. See Note 7 - Commitments and Contingencies.

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

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially of the Company's assets in March 2011 resulted in the Company having no oil and gas properties at September 30, 2012 or March 31, 2012.

Sales of Proved and Unproved Properties
---------------------------------------

The sale of a partial interest in a proved oil and gas property is accounted for as normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production DD&A rate. A gain or loss is recognized for all other sales of producing properties and is reflected in results of operations. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of nonproducing properties and is reflected in results of operations. See the description of the sale of all oil and gas properties as of March 1, 2011 contained in the Item 2 of Part I of this report as a result of the bankruptcy filing.

Property and Equipment
----------------------

Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from three to seven years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense for the three and six months ended September 30, 2012 was $8,616 and $17,232 and for the three and six months ended September 30, 2011 was $8,616 and $20,104, respectively.

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

The Company assessed the likelihood of utilization of the deferred tax assets in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $12,716,000 and $12,407,000 has been fully reserved at September 30, 2012 and March 31, 2012, respectively. At September 30, 2012, the Company had net operating loss carryforwards of approximately $37,400,000 that begin to expire in the year 2023.

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

Net Income (Loss) per Share
---------------------------

Basic net income (loss) per common share of stock is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period.

Diluted net income  (loss) per common share is calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company's potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase the Company's common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                                For the Six Months Ended
                                                      September 30,

                                                2012                2011

                        Dilutive             60,111,454               -
                        Anti-dilutive                 -         66,073,564


Stock options and warrants were not considered in the detailed calculations as their effect would be anti-dilutive except for the three and six months ended September 30, 2012.

Share-Based Payments
--------------------

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 9 - Share-Based Compensation.

Comprehensive Income (Loss)
---------------------------

The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive income (loss) is equal to net income (loss).

Major Customers
---------------

The Company's only source of income was from a carbon dioxide resale contract that will expire at the end of 2012. The Company had no oil and gas operations during the three and six months ended September 30, 2012 and 2011, and no customers or billings as a result.

Off-Balance Sheet Arrangements
------------------------------

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 4, 2004 through September 30, 2012, the Company has not been involved in any unconsolidated SPE transactions.

Reclassification
----------------

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on the Company's net income (loss).

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 3 - Proceedings Under Chapter 11 of the United States Bankruptcy Code
--------------------------------------------------------------------------

On October 28, 2009, the Company filed a Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Petition was filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its Plan was approved by the Bankruptcy Court and the Company was discharged from bankruptcy on its effective date of September 28, 2012. In general, as debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

As the Company emerges from bankruptcy under its Plan with the availability of cash, the Company's holders of its securities could receive a payment in respect of such securities. However, caution should be exercised with respect to existing and future investments in any of its securities.

Subject to certain exceptions under the Bankruptcy Code, the bankruptcy filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on or otherwise exercise rights or remedies with respect to a Prepetition claim were enjoined unless and until the Bankruptcy Court lifted the automatic stay.

In order to successfully exit Chapter 11 bankruptcy, the Company needed to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfied the requirements of the Bankruptcy Code. The plan of reorganization would, among other things, resolve the Debtors' Prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted by classes of holders of impaired claims and equity interests in order to become effective. As such, the Company did satisfy these requirements with its Plan.

Under section 365 of the Bankruptcy Code, the Company could assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constituted a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieved the Company of its future obligations under such lease or contract but created a deemed Prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases were rejected could file claims against the Company for damages. Thus, the Company's leased office space under a non-cancelable operating lease expired during the quarter ended September 30, 2012.

The ability of the Company to continue as a going concern is dependent upon, among other things, its ability (i) to reduce administrative, operating and interest costs and liabilities as a result of the bankruptcy process; (ii) to generate sufficient cash flow from operations; and (iii) to obtain financing and/or acquire producing assets as it emerges from bankruptcy. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently evaluating various courses of action to address the operational issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As a result of the bankruptcy filing, realization of assets and liquidation of liabilities could be subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company could sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements. As such, the Company recognized a net gain from the settlement and adjustment of liabilities of $18,042 and $85,750 for the years ended March 31, 2012 and 2011, respectively.

Further, the Plan could materially change the amounts and classifications reported in the Company's financial statements and as further noted in ASC 852 within the provisions of "Fresh-start" accounting. The Company's historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities as a consequence of confirmation of the Plan and, more specifically, since the Company as it emerges from bankruptcy did not qualify to use "Fresh-start" accounting.

The adverse publicity associated with the bankruptcy filing and the resulting uncertainty regarding the Company's future prospects could hinder the Company's ongoing business activities and its ability to operate, fund and execute its Plan by impairing relations with property owners and potential lessees, vendors and service providers; negatively impacting the ability of the Company to attract, retain and compensate key executives and employees and to retain employees generally; limiting the Company's ability to obtain trade credit; and limiting the Company's ability to maintain and exploit existing properties and acquire and develop new properties.

On October 15, 2010, the Company filed with the Bankruptcy Court its proposed Debtor's Plan of Reorganization and a proposed Disclosure Statement was filed simultaneously with the Plan of Reorganization. On December 13, 2010, the Company filed with the Bankruptcy Court its First Amended Proposed Plan of Reorganization and Disclosure Statement. The Disclosure Statement was first required to be approved by the Bankruptcy Court before creditors and shareholders could be presented with the opportunity to vote on the Plan of Reorganization. Prior to confirmation and approval by the Court, the Proposed Plan of Reorganization could be amended.

On December 15, 2010, the Company filed a motion to approve financing from a party not affiliated with its present lender. The purpose of the loan was to repay the existing lender in full and to pay certain past due ad valorem taxes owed to Converse County, Wyoming. Converse County agreed that if it was paid by February 1, 2011, it would waive penalties and interest of approximately $93,000. This loan closed in January 2011. See Note 5 - Short Term Notes Payable.

On December 20, 2010, the Company filed a motion to allow the Company to enter into an agreement and approve the sale of substantially all its assets to the same party and provide new financing for the price of approximately $20 million. The sale closed effective March 1, 2011. See Note 4 - Discontinued Operations.

On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization and Disclosure Statement with the Bankruptcy Court which eventually became the Plan. The Plan provided for the Company to pay the claims of its creditors as the assets of the Company allowed and permitted, but did not obligate the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date of September 28, 2012. As a result of this approval by the Bankruptcy Court, the Company during September of 2012 paid $1,118,477 of creditor claims.

Reorganization Items
--------------------

Reorganization items represent the direct and incremental costs related to the Company's Chapter 11 case, such as professional fees incurred, net of interest income earned on accumulated cash during the Chapter 11 process. These restructuring activities could result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the Bankruptcy Court) and other reorganization items that could be material to the Company's financial position or results of operations in any given period.

Liabilities Subject to Compromise
---------------------------------

Liabilities subject to compromise at September 30, 2012 and March 31, 2012 include the following Prepetition liabilities:


                                                September 30,
                                                    2012        March 31, 2012
                                                -------------   --------------

        Accounts payable, trade                 $          -    $  176,726
        Other payables and accrued liabilities       131,734       943,101
        Convertible note payable                     140,000       140,000
                                                -------------   --------------
                                                $    271,734    $1,259,827
                                                -------------   --------------

Note 4 - Discontinued Operations

In March 2011, the Company completed the sale of all of its oil and gas properties and substantially all fixed assets for approximately $20 million consisting of cash of $3,503,000, a receivable of $250,000, secured note and accrued interest payoff in the amount of $14,829,250, including purchase price adjustments and allowances of $1,417,750. Significant purchase price adjustments and allowances included the Company retaining performance bonds for properties in Wyoming of $814,000, asset valuation adjustments of $130,000 and production tax allowance of $395,000. For the year ended March 31, 2011, the Company recorded a gain on the sale of discontinued operations of $4,807,221, which was determined as follows:

        Total sales price                                       $20,000,000
        Adjustments to sales price for assets
        retained                                                   (945,367)
        Transaction expenses from sale of assets                   (508,195)
                                                                ------------
                Adjusted sales price                             18,546,438


        Summary of assets sold:
         Fixed assets, net                                          126,712
         Oil and gas properties, net                             13,630,945
         Other liabilities                                         (18,8440)
                                                                ------------
                Total basis in assets sold                       13,739,217
                                                                ------------

                  Gain on disposition of assets, net            $ 4,807,221
                                                                ------------

The financial results of the Company's business related to oil and gas operations have been classified as discontinued operations in its statements of operations for all periods presented. The following summarizes components of income (loss) from the Company's discontinued operations for the three and six months ended September 30, 2011 only as there was no activity of discontinued operations for the three and six months ended September 30, 2012:


                                                        Three months    Six months
                                                        September 30,   September 30,
                                                            2011            2011
                                                        -------------   -------------

        Revenue                                         $        -      $          -

        Operating income                                     4,392             2,109

        Operating income from discontinued operations        4,392             2,109

        Other income (expenses) from discontinued
        operations, net                                          -            (4,040)

        Net income (loss) from discontinued operations       4,392      $     (1,931)

The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities at March 31, 2012 as the Company had no assets and liabilities of discontinued operations at September 30, 2012:


                                                        March 31, 2012
                                                        --------------

        Assets:
        ------
        Current assets of discontinued operations -
          Accounts receivable                           $    -
          Deposits and other assets                     $    -
                                                        --------------
                                                        $    -
                                                        --------------

        Other assets
          Long-term assets of discontinued operations        -
                                                        --------------
                Total assets of discontinued operations $    -
                                                        --------------

        Liabilities:
        -----------
        Current liabilities of discontinued operations:
          Accounts payable and accrued liabilities      $  112,620
                                                        --------------
                Total current liabilities of
                        discontinued operations         $  112,620
                                                        --------------


Oil and gas properties
----------------------

As previously noted throughout this report, all oil and gas properties were sold in a transaction as of March 1, 2011. There have been no further acquisitions or dispositions of oil and gas properties since that date.

Note 5 - Short Term Notes Payable

On January 28, 2011 the Company received debtor-in-possession financing ("DIP Financing") pursuant to a credit agreement (the "DIP Credit Agreement") with Linc Energy. The DIP Credit Agreement provided loan advances up to an aggregate of $14.7 million and was scheduled to mature on May 28, 2011 (total term of 120 days from the date of closing). The Company borrowed a total of approximately $14.0 million under the DIP Credit Agreement and the proceeds were used to pay the allowed, secured claims for certain ad valorem property taxes, amounts due to under Prepetition Note (defined below) and to fund $100,000 for the Company's bankruptcy estate.

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

On February 16, 2011, the Bankruptcy Court approved an order authorizing the sale of substantially all of the Company's assets to Linc Energy for $20.0 million. Effective March 1, 2011, the Company sold substantially of its assets to Linc Energy. On March 14, 2011, all outstanding principal and accrued interest totaling $14,829,250 were paid and the DIP Credit Agreement was cancelled. See Note 4 - Discontinued Operations.

Through January 28, 2011, the Company had a note payable (the "Prepetition Note") outstanding under the terms of a Term Credit Agreement with GasRock (the "Prepetition Lender"). The original principal balance of $12,240,000 outstanding under the Prepetition Note was initially due and payable on October 31, 2008, with interest accruing at a rate equal to the greater of (a) 12% per annum, or
(b) the one-month LIBOR rate plus 6% per annum. The Prepetition Note was amended on October 22, 2008 (the "First Amendment"), to extend the maturity date from October 31, 2008 to April 30, 2009. In consideration of the six month extension and other terms included in First Amendment, the Company made a principal payment on the Prepetition Note in the amount of $2,240,000, resulting in a new loan balance of $10,000,000. The maturity date of the Prepetition Note was amended several times after April 30, 2009, with a final maturity date of October 15, 2009. In connection with these amendments to the maturity date of the Prepetition Note, the Company granted the GasRock various additional considerations, including overriding royalty interests and net profits interests. Payment of the principal balance of approximately $10,188,000, plus accrued interest, was not made on October 15, 2009, and therefore, an event of default occurred under the Term Credit Agreement, as amended. In connection with the DIP financing, the Prepetition Note was paid in full on January 28, 2011.

The Company filed an adversary action in the Bankruptcy Court against GasRock in an effort to avoid certain interests previously assigned to the Prepetition Lender. See Note 7 - Commitments and Contingencies.

Note 6 - Convertible Promissory Notes Payable

On October 27, 2009, the Company issued convertible promissory notes (the "Promissory Notes") totaling $140,000 of which $100,000 of the Promissory Notes were issued to officers and/or directors or $25,000 each. The additional Promissory Notes were issued to existing shareholders. The Promissory Notes carry interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share and at any time during the term of the Promissory Notes. The Promissory Notes matured on November 1, 2010, and all obligations and payments due under the Promissory Notes were subordinate to the Company's senior debt. As a result of the Company's bankruptcy filing described in Notes 1 and 3 above, the Company was not able to pay principal and accumulated interest on the Promissory Notes when due. Subject to certain exceptions under the Bankruptcy Code, the Company's bankruptcy filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. At September 30, 2012 and March 31, 2012, the principal outstanding on the Promissory Notes is $140,000. The $100,000 of Promissory Notes due to the officers and/or directors were paid on October 9, 2012 and the remaining $40,000 of Promissory Notes due to shareholders were paid on October 17, 2012. At September 30, 2012, accrued interest related to these Promissory Notes is $715 and $54,015, respectively. The reduction in the accrued interest of $53,300 from

March 31, 2012 to September 30, 2012 was the result of a Bankruptcy Court decision that the amount of the interest related to the Promissory Notes shall be $715. This reduction of $53,300 was reported in the statement of operations for the three and six months ended September 30, 2012.

Note 7 - Commitments and Contingencies

Commitments
-----------

On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against GasRock, the holder of the then senior secured note payable seeking to avoid certain ownership interests assigned to GasRock in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010, GasRock filed a motion with the Bankruptcy Court to dismiss the complaint. On October 21, 2010, the Bankruptcy Court issued an order on the Motion to Dismiss that dismissed three of the nine claims made in the adversary action. The Company, GasRock and Linc Energy executed a settlement agreement as of June 15, 2012, that called for the Company to make a payment of $500,000 to GasRock to dismiss all claims in the litigation by GasRock and in return the Company would receive a $525,000 payment form Linc Energy to settle other matters in the litigation. The settlement agreement was approved by the Bankruptcy Court in July 2012 and the respective payments among the parties were made and other issues in the agreement were settled as noted in this report as of July 18, 2012. As a result of the settlement agreement, the Company incurred a loss of $25,000 that was written off and reported in the statement of operations for the three and six months ended September 30, 2012.

Bankruptcy Proceedings
----------------------

On October 28, 2009, the Company filed a Petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Colorado. The Company continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its Plan was approved by the Bankruptcy Court and became effective September 28, 2012. All pending or threatened litigation or claims involving the Company were automatically stayed as a result of the bankruptcy filing, and all such claims subject to compromise or modification through the terms of any plan of reorganization filed by the Company in the bankruptcy proceedings. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date of September 28, 2012. See Note 3 - Proceedings Under Chapter 11 of the United States Bankruptcy Code.

Litigation
----------

In a letter dated February 18, 2009 sent to each of the Company's directors, attorneys representing a group of persons who purchased approximately $1.8 million of securities (in the aggregate) in the Company's private placement offering commenced in late 2006, alleged that securities laws were violated in that offering. In April 2009, the Company entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. The Company's Board of Directors directed the Special Committee to investigate these allegations. The Company denies the allegations and believes they are without merit. The Company cannot predict the likelihood of a lawsuit being filed, its possible outcome, or estimate a range of possible losses, if any, that could result in the event of an adverse verdict in any such lawsuit. Any suit against the Company is stayed by the bankruptcy filing, and, insofar as these claims are asserted against the Company, they are subject to the claim process imposed by the Bankruptcy Code and the possible subordination under Section 510(b) of the Bankruptcy Code. The purchasers have filed a Proof of Claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations. These claims are covered under the Company's D & O insurance policy. In June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims. If management believes that a loss arising from this matter is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to this matter will be assessed and the treatment revised, if necessary. Based on current available information, management is unable to make a determination as to the probability of a gain or loss regarding this suit at this time.

A law firm that was formerly counsel to the Company filed a Proof of Claim for Prepetition fees, to which the Company objected with the Bankruptcy Court. The Company agreed to a settlement which the Bankruptcy Court approved in September 2012.

A former officer of the Company filed a proof of claim for wages and benefits to which the Company objected with the Bankruptcy Court. The Company agreed to a settlement of $18,750 with the former officer, which the Bankruptcy Court approved.

Two of the Company's employees filed proofs of claim and motions to allow administrative expenses for certain bonus payments. The Company and the employees reached a Bankruptcy Court settlement in the amount of $78,902 which was paid in September 2012.

GasRock filed a proof of claim for attorney's fees and costs related to the bankruptcy filing generally and to the litigation pending between GasRock and the Company. The Company objected to these fees on various grounds. Subsequently, as of June 15, 2012, a Settlement and Release Agreement covering these claims and other issues was executed by the Company, GasRock and Linc Energy. This agreement was approved by the Bankruptcy Court in July 2012, and such claims were released and certain payments were made among the parties as of July 18, 2012.

Note 8 - Stockholders' Equity

The Company's capital stock at September 30, 2012 and March 31, 2012 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At September 30, 2012 and March 31, 2012, a total of 119,326,723 common stock shares were issued and outstanding.

Issuance of Common Stock
------------------------

During the six months ended September 30, 2012 there were no issuances or cancellations of common stock.

Warrants
--------

As part of the Plan approved by the Bankruptcy Court, warrant holders holding warrants exercisable for 54,632,565 shares of the Company's common stock are to be cancelled and the holders of these warrants will receive one share of the Company's common stock for every 100 shares of common stock the warrant holder would have been entitled to if the warrants were exercised. Therefore, the Company will be issuing approximately 546,326 shares of common stock to the warrant holders during October 2012. See Note 11 - Subsequent Events.

Note 9 - Share-Based Compensation

During the six months ended September 30, 2012 and 2011, the Company did not issue any stock options and all outstanding stock options were fully-vested.

2006 Stock Incentive Plan
-------------------------

On March 30, 2007, the 2006 Stock Incentive Plan (the 2006 Stock Incentive Plan) was approved by the shareholders and was effective October 2, 2006. The 2006 Stock Incentive Plan had previously been approved by the Company's Board of Directors. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of the Company's common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the six months ended September 30, 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan.

The following table summarizes information related to the outstanding and vested options at September 30, 2012:

                                                        Outstanding and
                                                        Vested Options
                                                        ------------------------

        Number of shares
          Non-qualified                                         10,000,000
          2006 Plan                                              1,375,000
        Weighted average remaining contractual life
          Non-qualified                                 2.6 years
          2006 Plan                                     2.5 years
        Weighted average exercise price
          Non-qualified                                 $       0.035
          2006 Plan                                     $      0.875
        Aggregate intrinsic value
          Non-qualified                                 $  0
          2006 Plan                                     $  0

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

At September 30, 2012, all outstanding options were fully vested. No options were exercised during the six months ended September 30, 2012. The Company did not realize any income tax expense related to the exercise of stock options for the six months ended September 30, 2012 and 2011.

Note 10 - Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $6,325 and $54,474 during the six months ended September 30, 2012 and 2011, respectively that are included in the statement of operations. The amount owed to the law firm was approximately $9,234 at September 30, 2012 and March 31, 2012, respectively.

Note 11 - Subsequent Events

The Company issued 546,326 shares of its common stock during the month of October 2012 in exchange for warrants held by warrants holders as part of the Plan approved by the Bankruptcy Court.

We have evaluated subsequent events through November 6, 2012. Other than those set forth above, there have been no subsequent events after September 30, 2012 for which disclosure is required.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are "forward-looking statements", as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

     o    Business strategy;
     o Ability to develop a plan of reorganization acceptable to the Bankruptcy Court and to emerge from bankruptcy;
     o Ability to obtain any additional financial resources needed to continue operations, to repay secured debt, and to purchase additional oil and gas properties;
     o    Inventories, projects, and programs;
     o    Other anticipated capital expenditures and budgets;
     o    Future cash flows and borrowings;
     o    The availability and terms of financing;
     o    Ability to obtain permits and governmental approvals;
     o    Financial strategy;
     o    General and administrative costs;
     o    Future operating results; and
     o    Plans, objectives, expectations, and intentions.

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


Organization

We are an independent energy company. Since October 28, 2009, we continued to operate our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until our Plan was approved by the Bankruptcy Court when we were discharged from bankruptcy effective September 28, 2012.

Effective March 1, 2011, we sold all of our oil and gas properties, which allowed us to eliminate the majority of our debt and also provide financial resources during our reorganization.

         The following summarizes our goals and objectives for the next twelve months:

     o    Minimize our operating and administrative expenses;
     o    Emerge from bankruptcy under the provisions of our approved Plan; and
     o    Pursue and analyze any and all oil and gas related opportunities.

Proceedings under Chapter 11

On October 28, 2009, we filed a Petition for relief in the United States Bankruptcy Court under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy filing, we continued to operate our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Bankruptcy Court until we emerged from bankruptcy in September 2012. We devoted efforts to resolve our liquidity problems and develop a reorganization plan that was finally approved by the Bankruptcy Court. As of the date of filing this quarterly report, no creditor has a lien on our cash.

From January 2007 through March 2011, we operated four fields in the Powder River Basin, Wyoming, which were located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, were the South Glenrock B Field, the Big Muddy Field, the Cole Creek South Field and the South Glenrock A Field. Effective March 1, 2011, we sold all of our interest in the four fields to Linc Energy Petroleum (Wyoming), Inc. as part of the bankruptcy proceedings. The sale of such properties allowed us to eliminate the majority of our debt and also provide financial resources during our reorganization.

On April 30, 2012, we filed our Plan with the Bankruptcy Court. The Plan provided for us to pay the claims of our creditors as the assets of the Company allowed, and permitted but did not obligate us to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Bankruptcy Court approved the Plan and the Plan became effective September 28, 2012. As a result of this approval by the Bankruptcy Court, we during September of 2012 paid $1,118,477 of creditor claims.


Results of Operations

With the sale of substantially all of our assets in March 2011, our results of operations are presented as follows:

     Continuing operations
     o Results of the Company's continuing operations for the three and six months ended September 30, 2012 as compared to the three and six months ended September 30, 2011; and

     Discontinued operations
     o Results of the Company's discontinued operations for the three and six months ended September 30, 2012 as compared to the three and six months ended September 30, 2011.

Continuing Operations

Three months ended September 30, 2012 compared to three months September 30, 2011 - continuing operations.

The  following  is  a  comparative   summary  of  our  results  from  continuing
operations:

                                                                  Three Months Ended
                                                                     September 30,
                                                                  ------------------
                                                                  2012            2011
                                                                  ----            ----

        Revenues                                                $    -          $    -
                                                                ===========     ==========
        Operating expenses:
         General and administrative                               152,838         289,865
         Depreciation and amortization                              8,616           8,616
                                                                -----------     ----------
           Total operating expenses                               161,454         298,481
                                                                -----------     ----------


        Other income (expense):
         Interest expense and financing costs                      53,300          (6,064)
         Interest and other income                                148,754          88,254
                                                                -----------     ----------
           Total other income                                     202,054          82,190
                                                                -----------     ----------

        Income (loss) before reorganization items                  40,600        (216,291)

        Reorganization items                                       81,550        (133,509)
                                                                -----------     ----------
        Net income (loss) from continuing operations            $ 122,150       $(349,800)
                                                                ===========     ==========

Overview. For the three months ended September 30, 2012, we reported a net income from continuing operations of $122,150 or $0.00 per basic and fully-diluted share, compared to a net loss of $349,800 or $0.00 per basic and fully-diluted share, for the three months ended September 30, 2011. Discussions of individually significant period to period variances follow.

General and administrative expense. For the three months ended September 30, 2012, we incurred general and administrative expenses of $152,838 as compared to $289,865 for the corresponding three months ended September 30, 2011. The decrease in our general and administrative resulted primarily from decreases in compensation and office expenses. Office expenses decreased primarily as a result of lower rent expense associated with the April 2012 relocation of the Company's headquarters.

Reorganization items. Reorganization items totaling a credit of $81,550 for the three months ended September 30, 2012 included those items of credit specifically related to our reorganization following the filing of the Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. This credit consisted entirely of professional fees and legal counsel for assistance with our reorganization plan and other bankruptcy related matters and this credit was the result of over accruing these costs in the prior periods. This credit compares to the corresponding three months in 2011 where we had total expense of $133,509 and we expect these expenses will diminish significantly as we emerge from the bankruptcy process.

Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company ("Merit"), beginning in December 2010. In return for this assignment, the Company receives a fee of $.03 per Mcf purchased by Merit under this supply agreement, which expires at the end of 2012. During the three months ended September 30, 2012, the Company recognized income of approximately $147,718 for purchases made under this supply agreement. Also, during the three months ended September 30, 2012, the Company adjusted the amount of interest it owed on the $140,000 in Promissory Notes and as a result a credit adjustment was recorded to interest expense in the amount of $57,343.

Six months ended September 30, 2012 compared to six months September 30, 2011 - continuing operations.

The  following  is  a  comparative   summary  of  our  results  from  continuing
operations:

                                                                   Six Months Ended
                                                                     September 30,
                                                                  ------------------
                                                                  2012            2011
                                                                  ----            ----

        Revenues                                                $    -          $    -
                                                                ===========     ==========
        Operating expenses:
         General and administrative                               275,395         512,679
         Depreciation and amortization                             17,232          20,104
                                                                -----------     ----------
           Total operating expenses                               292,627         532,783
                                                                -----------     ----------


        Other income (expense):
         Interest expense and financing costs                      47,236         (11,998)
         Interest and other income                                237,150         188,739
                                                                -----------     ----------
           Total other income                                     284,386         176,741
                                                                -----------     ----------

        Income (loss) before reorganization items                  (8,241)       (356,042)

        Reorganization items                                       51,173        (231,105)
                                                                -----------     ----------
        Net income (loss) from continuing operations            $  42,932       $(587,147)
                                                                ===========     ==========


Overview. For the six months ended September 30, 2012, we reported a net income from continuing operations of $42,932 or $0.00 per basic and fully-diluted share, compared to a net loss of $587,147 or $0.00 per basic and fully-diluted share, for the six months ended September 30, 2011. Discussions of individually significant period to period variances follow. General and administrative expense. For the six months ended September 30, 2012, we incurred general and administrative expenses of $275,395 as compared to $512,679 for the corresponding six months ended September 30, 2011. The decrease in our general and administrative resulted primarily from decreases in compensation and office expenses. Office expenses decreased primarily as a result of lower rent expense associated with the April 2012 relocation of the Company's headquarters.

Reorganization items. Reorganization items totaling a credit of $51,173 for the six months ended September 30, 2012 included those items of credit specifically related to our reorganization following the filing of the Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. This credit consisted entirely of professional fees and legal counsel for assistance with our reorganization plan and other bankruptcy related matters and this credit was the result of over accruing these costs in the prior periods. This credit compares to the corresponding three months in 2011 where we had total expense of $231,105 and we expect these expenses will diminish significantly as we emerge from the bankruptcy process.

Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company ("Merit"), beginning in December 2010. In return for this assignment, the Company receives a fee of $.03 per Mcf purchased by Merit under this supply agreement, which expires at the end of 2012. During the six months ended September 30, 2012, the Company recognized income of approximately $234,536 for purchases made under this supply agreement. Also, during the six months ended September 30, 2012, the Company adjusted the amount of interest it owed on the $140,000 in Promissory Notes and as a result a credit adjustment was recorded to interest expense in the amount of $57,343.

Discontinued Operations

Three and six months ended September 30, 2012 compared to three and six months ended September 30, 2011 - discontinued operations.

For the three and six months ended September 30, 2012, we did not report a net income or loss from our discontinued operations, compared to a net income of $4,392 and a net loss of $1,931, for the corresponding three and six months of 2011, respectively. With the sale of all of the Company's oil and gas properties in March 2011, the Company had no revenue or notable expenses relating to discontinued operations during the three and six months ended September 30, 2012.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2012 and 2011 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. As we emerge from bankruptcy, we have incurred a cumulative net loss of approximately $93 million for the period from inception (February 4, 2004) to September 30, 2012.

In March 2011, we sold all of our oil and gas income producing assets which enabled us to pay off all secured debt and left us with net cash proceeds of approximately $3,500,000 and a receivable from the transaction of $250,000. We did not have any sources of revenue and our projected interest and other income sufficient to sustain our ongoing general and administrative, legal and reorganization costs. We received proceeds from the return of funds we had on deposit for oil and gas environmental and performance bonds with the State of Wyoming. These amounts totaled approximately $279,000 and were returned to the Company in October 2011. As we emerge from bankruptcy, we expect that our monthly operating expenses will exceed monthly operating income by approximately $10,000 until we are able to pursue other business activities. Nonetheless, we will have net cash of approximately $2.2 million in the bank.

As a result of the approval by the Bankruptcy Court on September 10, 2012, the Company during September of 2012 paid $1,118,477 of creditor claims. We have prepared and filed all required financial and operating reports and other documents with the Bankruptcy Court. There is no assurance that as the Company emerges from bankruptcy that we will be able to raise the capital or funds necessary to analyze and pursue other oil and gas related opportunities and thus in the meantime we will rely on our net cash of approximately $2.2 million in the bank.

Cash flows used for continuing operations decreased in the six months ended September 30, 2012 as compared to the six months ended September 30, 2012 primarily due to a decrease in the Company's operational activities and a decrease in the fees associated with its administrative activities.

Off-Balance Sheet Arrangements
------------------------------

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates
------------------------------------------

Critical accounting policies and estimates are provided in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 8 - Financial Statements and Supplementary Data, both of which are included in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Additional disclosures are provided in Notes to Financial Statements (unaudited) which are included in Item 1 - Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

We have limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting. Specifically, the Acting Chief Accounting Officer has involvement in the creation and review of journal entries and note disclosures without adequate independent review and authorization. This control deficiency is pervasive in nature and impacts all significant accounts. This control deficiency also affects the financial reporting process including financial statement preparation and the related note disclosures. However, the Company has retained the services of a certified public accountant to assist the Acting Chief
Accounting Officer in the preparation of books and records as well as the Company's Form 10-Q.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On October 28, 2009, the Company filed a Petition for relief in the Bankruptcy Court under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On September 10, 2012, the Bankruptcy Court approved the Plan and the Plan became effective September 28, 2012. The bankruptcy proceedings are discussed in further detail in Item 1 of this filing.

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

In a letter dated February 18, 2009, sent to each of our then directors, attorneys representing a group of persons who purchased approximately $1,800,000 of securities (in the aggregate) in our private placement offering commenced in late 2006 alleged that securities laws were violated in that offering. In April 2009, we entered into tolling agreements with the purchasers to toll the statutes of limitations applicable to any claims related to the private placement. In February 2009, our Board of Directors established a Special Committee of the Board (the "Special Committee") to investigate the allegations. Following the completion of the investigation, the Special Committee recommended no action be taken. We deny the allegations and believe they are without merit. The claimants have filed Proof of Claims with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations. The Company objected to the claims and asked the Bankruptcy Court to subordinate the claims to the level of equity. In June 2011, the Bankruptcy Court rendered a decision that these claims are subordinated to unsecured claims and at the date of this filing and as the Company emerges from bankruptcy no clear determination can be assessed.

If management believes that a loss arising from this matter is probable and can reasonably be estimated, the Company would record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to this matter will be assessed and the treatment revised, if necessary. As such, based on current available information, management is unable to make a determination as to the probability of a gain or loss regarding the suit at this time.

ITEM 1A. Risk Factors

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


                                            RANCHER ENERGY CORP.





Dated: November 12, 2012                    By: /s/ Jon C. Nicolaysen
                                                --------------------------------
                                                Jon C. Nicolaysen, President,
                                                Chief Executive Officer, and
                                                Acting Chief Accounting Officer