Form 10-Q
period 2012-12-31
RANCHER ENERGY CORP.
filed 2013-02-01
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the quarterly period ended December 31, 2012

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

(State or other of jurisdiction or             (IRS Employer Identification No.)
organization)

                        1615 California Street Suite 607
                                Denver, CO 80202
                    (Address of principal executive offices)

                                 (303) 629-1125
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------

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


Large accelerated filer [  ]                     Accelerated filer          [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)
Small reporting company    [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [] No [x]

As of February 1, 2013, 119,862,791 shares of Rancher Energy Corp. common stock, $0.00001 par value, were outstanding.


                                       2

                                Table of Contents

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets -December 31, 2012 (Unaudited) and March 31, 2012 (Audited).............................3

         Statements of Operations (Unaudited) for the Three and Nine Months Ended
           December 31, 2012 and 2011 ..........................................................................4

         Statement of Changes in Stockholders' Equity for the Nine Months Ended
           December 31, 2012 (Unaudited)........................................................................6

         Statements of Cash Flows(Unaudited) for the Nine Months Ended December 31, 2012 and 2011 ..............7

         Notes to Financial Statements (Unaudited)..............................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................23

Item 4.  Controls and Procedures...............................................................................23


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.....................................................................................24

Item 1A. Risk Factors..........................................................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........................................25

Item 3.  Defaults Upon Senior Securities.......................................................................25

Item 4.  Mine and Safety Disclosures...........................................................................25

Item 5.  Other Information.....................................................................................25

Item 6.  Exhibits..............................................................................................25

SIGNATURES.....................................................................................................27

Item 1.   Financial Statements



                                      Rancher Energy Corp.
                                         Balance Sheets

                                                                    December 31,      March 31,
                                                                       2012              2012
                                                                   (unaudited)        (audited)
                                                                  ---------------   ---------------

                          ASSETS

Current Assets:
       Cash and cash equivalents                                      $2,193,409        $3,229,858
       Restricted cash                                                         -           500,641
       Accounts receivable                                                     -            30,958
       Accounts receivable, settlement                                         -           525,000
       Prepaid expenses and other                                        116,103           303,104
                                                                  ---------------   ---------------
           Total current assets                                        2,309,512         4,589,561
                                                                  ---------------   ---------------

Furniture and equipment, net of accumulated depreciation of $190,846
       and $164,998 respectively                                         146,836           172,684
Deposits and other assets                                                200,000           200,350
                                                                  ---------------   ---------------
           Total other assets                                            346,836           373,034
                                                                  ---------------   ---------------

             Total assets                                             $2,656,348        $4,962,595
                                                                  ===============   ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued liabilities - post petition         $ 11,176         $ 449,224
       Accounts payable, settlement                                            -           500,000
       Current liabilities of discontinued operations                          -           112,620
                                                                  ---------------   ---------------
          Total current liabilities, not subject to compromise            11,176         1,061,844

Liabilities subject to compromise                                         98,584         1,259,827
                                                                  ---------------   ---------------

             Total liabilities                                         $ 109,760        $2,321,671
                                                                  ---------------   ---------------

Stockholders'  Equity
       Common stock, $0.00001 par value; 275,000,000 shares
        authorized, 119,862,791 and 119,316,723 shares issued
        and outstanding at December 31, 2012 and
        March 31, 2012, respectively                                       1,200             1,194
       Additional paid-in capital                                     93,205,016        93,193,008
       Accumulated deficit                                           (90,659,628)      (90,553,278)
                                                                  ---------------   ---------------
          Total stockholders' equity                                   2,546,588         2,640,924
                                                                  ---------------   ---------------

             Total liabilities and stockholders' equity             $  2,656,348        $4,962,595
                                                                  ===============   ===============


See notes to these financial statements.


See notes to these financial statements


                              Rancher Energy Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                               December 31,
                                                                                     2012                     2011
                                                                             ----------------------   ----------------------

Revenue                                                                                        $ -                      $ -
                                                                             ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                                  159,132                  360,236
      Depreciation and amortization                                                          8,616                    8,616
                                                                             ----------------------   ----------------------
        Total operating expenses                                                           167,748                  368,852
                                                                             ----------------------   ----------------------

        (Loss) from operations                                                            (167,748)                (368,852)
                                                                             ----------------------   ----------------------

Other income (expense):
      Interest expense and financing costs                                                       -                   (6,096)
      Interest and other income                                                             84,234                   84,095
                                                                             ----------------------   ----------------------
        Total other income                                                                  84,234                   77,999
                                                                             ----------------------   ----------------------

        (Loss) before reorganization items
          and discontinued operations                                                      (83,514)                (290,853)

Reorganization items:
      Credit of professional and legal fees                                                      -                        -
      Professional and other costs, net                                                    (65,768)                 (43,675)
                                                                             ----------------------   ----------------------
        Total reorganization items                                                         (65,768)                 (43,675)
                                                                             ----------------------   ----------------------

        (Loss) from continuing operations                                                 (149,282)                (334,528)
                                                                             ----------------------   ----------------------

Discontinued operations:
      Income from discontinued operations                                                        -                       32
                                                                             ----------------------   ----------------------
        Total income from discontinued operations                                                -                       32
                                                                             ----------------------   ----------------------

         Net (loss)                                                                     $ (149,282)              $ (334,496)
                                                                             ======================   ======================

Net (loss) per share from continuing operations                               $               0.00* $                   0.00*
                                                                             ======================   ======================
Net income per share from discontinued operations                             $               0.00* $                   0.00*
                                                                             ======================   ======================
Basic and diluted net (loss) per share                                        $               0.00* $                   0.00*
                                                                             ======================   ======================

Basic and diluted weighted average shares outstanding                                  119,862,791              119,316,723
                                                                             ======================   ======================

* Less than $0.01 per share

See notes to these financial statements.


                              Rancher Energy Corp.
                            Statements of Operations
                                   (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                               December 31,
                                                                                     2012                     2011
                                                                             ----------------------   ----------------------

Revenue                                                                                        $ -                      $ -
                                                                             ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                                  409,527                  872,915
      Depreciation and amortization                                                         25,848                   28,720
                                                                             ----------------------   ----------------------
        Total operating expenses                                                           435,375                  901,635
                                                                             ----------------------   ----------------------

        (Loss) from operations                                                            (435,375)                (901,635)
                                                                             ----------------------   ----------------------

Other income (expense):
      Interest expense and financing costs                                                  47,236                  (18,094)
      Interest and other income                                                            321,384                  272,834
                                                                             ----------------------   ----------------------
        Total other income                                                                 368,620                  254,740
                                                                             ----------------------   ----------------------

        (Loss) before reorganization items and discontinued operations                     (66,755)                (646,895)

Reorganization items:
      Loss on settlement                                                                   (25,000)                       -
      Professional and other costs, net                                                    (14,595)                (274,780)
                                                                             ----------------------   ----------------------
        Total reorganization items                                                         (39,595)                (274,780)
                                                                             ----------------------   ----------------------

        (Loss) from continuing operations                                                 (106,350)                (921,675)
                                                                             ----------------------   ----------------------

Discontinued operations:
      (Loss) from discontinued operations                                                        -                   (1,899)
                                                                             ----------------------   ----------------------
        Total (loss) discontinued operations                                                     -                   (1,899)
                                                                             ----------------------   ----------------------

         Net (loss)                                                                     $ (106,350)              $ (923,574)
                                                                             ======================   ======================

Net (loss) per share from continuing operations                               $              0.00*                 $ (0.01)
                                                                             ======================   ======================
Net (loss) per share from discontinued operations                             $              0.00*                 $  0.00*
                                                                             ======================   ======================
Basic and diluted net (loss) per share                                        $              0.00*                 $ (0.01)
                                                                             ======================   ======================

Basic and diluted weighted average shares outstanding                                  119,499,098              119,316,723
                                                                             ======================   ======================

* Less than $0.01 per share

See notes to these financial statements.


                                      Rancher Energy Corp.
                                    Statements of Cash Flows
                                           (Unaudited)



                                                                                        For The Nine Months Ended
                                                                                                December 31,
                                                                                        2012                 2011
                                                                                  -----------------    -----------------

Cash flows (used in) operating activities:
         Net (loss)                                                                     $ (106,350)          $ (923,574)
Adjustments to reconcile net (loss) from continuing operations to cash used in operating activities, before reorganization items:
         Loss from discontinued operations                                                       -                1,899
         Reorganization items, net                                                          39,595              274,780
         Depreciation and amortization                                                      25,848               28,720
Changes in operating assets and liabilities:
         Accounts receivable and prepaid expenses                                          217,959               89,229
         Accounts payable and accrued liabilities                                         (438,048)            (173,378)
                                                                                  -----------------    -----------------

           Net cash used in operating activities, before reorganization items             (260,996)            (702,324)
                                                                                  -----------------    -----------------

Payments for reorganization items -
         Professional and other costs rendered in connection with
           the Chapter 11 proceeding                                                    (1,163,824)            (531,964)
                                                                                  -----------------    -----------------

           Net cash used in operating activities                                        (1,424,820)          (1,234,288)
                                                                                  -----------------    -----------------

Cash flows from (used in) investing activities:                                                  -                    -

Cash flows from (used in) financing activities:                                                  -                    -

Discontinued operations:
         Cash flows from (used in) discontinued operating activities                       388,371              691,024
         Cash flows from (used in) discontinued investing  activities                            -                    -
         Cash flows from (used in) discontinued financing activities                             -                    -
                                                                                  -----------------    -----------------

           Net cash provided by discontinued operations                                    388,371              691,024
                                                                                  -----------------    -----------------

(Decrease) in cash and cash equivalents                                                 (1,036,449)            (543,264)

Cash and cash equivalents, beginning of period                                           3,229,858            3,883,228
                                                                                  -----------------    -----------------

Cash and cash equivalents, end of period                                               $ 2,193,409          $ 3,339,964
                                                                                  =================    =================

SUPPLEMENTAL SCHEDULE OF CASHFLOW INFORMATION
         Cash paid for interest                                                                $ -             $ 18,094
                                                                                  =================    =================

See notes to these financial statements.



                                              Rancher Energy Corp.
                                  Statement of Changes in Stockholders' Equity
                                                   (Unaudited)

                                                                         Additional
                                                                           paid-in          Accumulated
                                        Shares            Amount           Capital           Deficit           Total
                                   ------------------   ------------   ----------------   --------------   --------------

Balance - March 31, 2012                 119,316,723        $ 1,194       $ 93,193,008     $(90,553,278)      $2,640,924

Shares issued for warrants                   546,068              6             12,008                -           12,014

Net (loss) for the period                          -              -                  -         (106,350)        (106,350)

                                   ------------------   ------------   ----------------   --------------   --------------
Balance - December 31, 2012              119,862,791        $ 1,200       $ 93,205,016     $(90,659,628)      $2,546,588
                                   ==================   ============   ================   ==============   ==============

See notes to these financial statements.

                              RANCHER ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
                                   (Unaudited)


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

Financial Accounting  Standards Board (FASB) Accounting  Standards  Codification
(ASC) 852 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish Prepetition liabilities subject to compromise from both those Prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts. In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted ASC 852-10 effective on October 28, 2010 and will segregate those items as outlined above for all activityprior to September 28, 2012.

As the Company emerged from bankruptcy, it reviewed the use of "Fresh-start" accounting and determined that pursuant with ASC 852, the Company does not qualify to use the provisions of "Fresh-start" accounting. The Company's voting shareholders immediately before the confirmation date do not ownless than 50% of the voting shares of the emerging entity.

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

Cash and Cash Equivalents
-------------------------

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2012, the Company had $1,943,409in cash deposits in excess of FDIC insured limits.

Restricted cash
---------------

The restricted cash that was held in an escrow account in the amount of $500,641 was released on July 18, 2012 as part of an agreed upon and Bankruptcy Court approved settlement agreement. See Note 7 - Commitments and Contingencies.

Accounts Receivable
-------------------

As of July 18, 2012, the Bankruptcy Court approved and the Company received $525,000 as part of a royalty fee arrangement relating to a settlement agreement among Rancher Energy, GasRock and Linc Energy and at December 31, 2012 the balance owed to the Company is $0.See Note 7 - Commitments and Contingencies.

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

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially of the Company's assets in March 2011 resulted in the Company having no oil and gas properties at December 31, 2012 or March 31, 2012.

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

Property and Equipment
----------------------

Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from three to seven years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense for the three and nine months ended December 31,2012 was $8,616 and $25,848 and for the three and nine months ended December 31, 2011 was $8,616 and $28,720, respectively.

Fair Value of Financial Instruments
-----------------------------------

The  Company's  financial  instruments,  including  cash and  cash  equivalents,
accounts   receivable,   and  accounts  payable,  are  carried  at  cost,  which
approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition
-------------------

The Company currently has no revenue from continuing or discontinued operations, other than payments received for the resale of carbon dioxide under a supply and sales agreement that expired in December 2012.

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

The Company assessed the likelihood of utilization of the deferred tax assets in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $12,443,000 and $12,407,000 has been fully reserved at December 31, 2012 and March 31, 2012, respectively. At December 31, 2012, the Company had net operating loss carryforwards of approximately $37,400,000that begin to expire in the year 2023.

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

Net (Loss) per Share
--------------------

Basic net (loss) per common share of stock is calculated by dividing net (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period.

Diluted net (loss) per common share is calculated by dividing net (loss) by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company's potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase the Company's common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

                                  For the Nine Months Ended
                                          December 31,
                              -------------------------------------

                                   2012                2011
                              -----------------    ----------------

Dilutive                                 -             -
Anti-dilutive                    5,478,889         66,073,564

Stock options and warrants were not considered in the detailed calculations as their effect would be anti-dilutive.

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

Major Customers
---------------

The Company's only source of income was from a carbon dioxide resale contract that expired in December 2012. The Company had no oil and gas operations during the three and nine months ended December 31, 2012 and 2011, and no customers or billings as a result.

Off-Balance Sheet Arrangements
------------------------------

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 4, 2004 through December 31, 2012, the Company has not been involved in any unconsolidated SPE transactions.

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

Note 3- Proceedings under Chapter 11 of the United States Bankruptcy Code

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

On December 15, 2010, the Company filed a motion to approve financing from a party not affiliated with its present lender. The purpose of the loan was to repay the existing lender in full and to pay certain past due ad valorem taxes owed to Converse County, Wyoming. Converse County agreed that if it was paid by February 1, 2011, it would waive penalties and interest of approximately $93,000. This loan closed in January 2011.See Note 5 - Short Term Notes Payable.

On December 20, 2010, the Company filed a motion to allow the Company to enter into an agreement and approve the sale of substantially all its assets to the same party and provide new financing for the price of approximately $20 million. The sale closed effective March 1, 2011.S ee Note 4 - Discontinued Operations.

On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization and Disclosure Statement with the Bankruptcy Court which eventually became the Plan. The Plan provided for the Company to pay the claims of its creditors as the assets of the Company allowed and permitted, but did not obligate the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date of September 28, 2012. As a result of this approval by the Bankruptcy Court, the Company during the months of September and October 2012 paid $1,258,477 of creditor claims.

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

Liabilities Subject to Compromise
---------------------------------

Liabilities subject to compromise at December 31, 2012 and March 31, 2012 include the following Prepetition liabilities:

                                             December 31,
                                                2012            March 31, 2012
                                          ------------------    ----------------

Accounts payable, trade                     $           -        $   176,726

Other payables and accrued liabilities             98,584            943,101

Convertible notes payable                               -            140,000
                                          -------------------   ----------------

                                              $98,584             $   1,259,827
                                          -------------------   ----------------

Note 4- Discontinued Operations

In March 2011, the Company completed the sale of all of its oil and gas properties and substantially all fixed assets for approximately $20 million consisting of cash of $3,503,000, a receivable of $250,000, secured note and accrued interest payoff in the amount of $14,829,250, including purchase price adjustments and allowances of $1,417,750. Significant purchase price adjustments and allowances included the Company retaining performance bonds for properties in Wyoming of $814,000, asset valuation adjustments of $130,000 and production tax allowance of $395,000. For the year ended March 31, 2011,the Company recorded a gain on the sale of discontinued operations of $4,807,221, which was determined as follows:

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
                                                         ---------------------

The financial results of the Company's business related to oil and gas operations have been classified as discontinued operations in its statements of operations for all periods presented. The following summarizes components of income (loss) from the Company's discontinued operations for the three and nine months ended December 31, 2011only as there was no activity of discontinued operations for the three and nine months ended December 31, 2012:


                                                                    Three months           Nine months
                                                                 December 31, 2011      December 31, 2011
                                                                -------------------    -------------------


Revenue                                                         $               -      $             -
                                                                -------------------    -------------------

Operating income (loss)                                                        32               (1,899)
                                                                -------------------    -------------------

Operating income (loss)from discontinued operations                            32               (1,899)

Other income (expenses) from discontinued operations, net                       -                    -
                                                                -------------------    -------------------

Net income (loss) from discontinued operations                   $             32      $        (1,899)
                                                                ===================    ===================


The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities at March 31, 2012 as the Company had no assets and liabilities of discontinued operations at December 31, 2012:

                                                        March 31, 2012
                                                       -----------------

Assets:
------

Current assets of discontinued operations -

     Accounts receivable                                $         -

     Deposits and other assets                                    -
                                                        -----------------
                                                                  -
                                                        -----------------

Other assets

     Long-term assets of discontinued operations                   -
                                                        -----------------

          Total assets of discontinued operations        $         -
                                                        -----------------

Liabilities:
-----------

     Accounts payable and accrued liabilities            $      112,620
                                                        -----------------

             Total current liabilities of discontinued
                          operations                    $       112,620
                                                        -----------------

Oil and gas properties
----------------------

As previously noted throughout this report, all oil and gas properties were sold in a transaction as of March 1, 2011. There have been no further acquisitions or dispositions of oil and gas properties since that date.

Note 5- Short Term Notes Payable

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

The Company filed an adversary action in the Bankruptcy Court against GasRock in an effort to avoid certain interests previously assigned to the Prepetition Lender. The Company, GasRock and Linc Energy executed a settlement agreement as of June 15, 2012, that called for the Company to make a payment of $500,000 to GasRock to dismiss all claims in the litigation by GasRock and in return the Company would receive a $525,000 payment form Linc Energy to settle other matters in the litigation. The settlement agreement was approved by the Bankruptcy Court in July 2012 and the respective payments among the parties were made and other issues in the agreement were settled as noted in this report as of July 18, 2012. As a result of the settlement agreement, the Company incurred a reorganization loss of $25,000 that was written off and reported in the statement of operations for the three months ended September 30, 2012 and the nine months ended December 31, 2012.

Note 6- Convertible Promissory Notes Payable

On October 27, 2009, the Company issued convertible promissory notes (the "Promissory Notes") totaling $140,000 of which$100,000 of the Promissory Notes were issued to officers and/or directors or $25,000 each. The additional Promissory Notes were issued to existing shareholders. The Promissory Notes carried interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes were convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share and at any time during the term of the Promissory Notes. The Promissory Notes matured on November 1, 2010, and all obligations and payments due under the Promissory Notes were subordinate to the Company's senior debt. As a result of the Company's bankruptcy filing described in Notes 1 and 3 above, the Company was not able to pay principal and accumulated interest on the Promissory Notes when due. Subject to certain exceptions under the Bankruptcy Code, the Company's bankruptcy filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. At December 31, 2012 and March 31, 2012, the principal outstanding on the Promissory Notes was $0 and $140,000, respectively. At December 31, 2012 and March 31, 2012, accrued interest related to these Promissory Notes was $0 and $54,015, respectively. There was a reduction in the accrued interest of $53,300from March 31, 2012 to December 31, 2012 as a result of a Bankruptcy Court decision that the amount of the interest related to the Promissory Notes shall be $715. This reduction of $53,300 was reported in the statement of operations as part of "Reorganization items - Professional and other costs, net" for the three months ended September 30, 2012 and the nine months ended December 31, 2012.

Note 7- Commitments and Contingencies

Commitments
-----------

On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against GasRock, the holder of the then senior secured note payable seeking to avoid certain ownership interests assigned to GasRock in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010, GasRockfiled a motion with the Bankruptcy Court to dismiss the complaint. On October 21, 2010, the Bankruptcy Court issued an order on the Motion to Dismiss that dismissed three of the nine claims made in the adversary action. The Company, GasRock and Linc Energy executed a settlement agreement as of June 15, 2012, that called for the Company to make a payment of $500,000 to GasRock to dismiss all claims in the litigation by GasRock and in return the Company would receive a $525,000 payment form Linc Energy to settle other matters in the litigation. The settlement agreement was approved by the Bankruptcy Court in July 2012 and the respective payments among the parties were made and other issues in the agreement were settled as noted in this report as of July 18, 2012. As a result of the settlement agreement, the Company incurred a reorganization loss of $25,000 that was written off and reported in the statement of operations for the three months ended September 30, 2012 and the nine months ended December 31, 2012.

Bankruptcy Proceedings
----------------------

On October 28, 2009, the Company filed a Petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Colorado. The Company continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its Plan was approved by the Bankruptcy Court and became effective September 28, 2012. All pending or threatened litigation or claims involving the Company were automatically stayed as a result of the bankruptcy filing, and all such claims subject to compromise or modification through the terms of any plan of reorganization filed by the Company in the bankruptcy proceedings. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date ofSeptember28, 2012.SeeNote 3 - Proceedings Under Chapter 11 of the United States Bankruptcy Code.

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

Note 8- Stockholders' Equity

The Company's capital stock atDecember 31, 2012 and March 31, 2012consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At December 31, 2012 and March 31, 2012, a total of 119,862,791 and 119,316,723shares of common stock were issued and outstanding, respectively.

Issuance of Common Stock
------------------------

During the three months ended December 31, 2012 the Company issued 546,068 shares of common stock as compensation for cancellation of 54,632,565 warrants. See Note 8 - Warrants.

Warrants
--------

As part of the Plan approved by the Bankruptcy Court, warrant holders holding 54,632,565 warrants exercisable for shares of the Company's common stock are to be cancelled and the holders of these warrants will receive one share of the Company's common stock for every 100 shares of common stock the warrantholder would have been entitled to if the warrants were exercised. Therefore, the Company issued 546,068 shares of common stock to the warrantholders during October 2012 valued at $12,014 or $0.022 per share that was recorded as part of "Reorganization items - Professional and other costs, net" in the statement of operations for the three and nine months ended December 31, 2012.

Note 9- Share-Based Compensation

During the nine months ended December 31, 2012 and 2011, the Company did not issue any stock options.

2006 Stock Incentive Plan
-------------------------

On March 30, 2007, the 2006 Stock Incentive Plan (the 2006 Stock Incentive Plan) was approved by the shareholders and was effective October 2, 2006. The 2006 Stock Incentive Plan had previously been approved by the Company's Board of Directors. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of the Company's common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the nine months ended December 31, 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan.

The following table summarizes information related to the outstanding and vested options at December 31, 2012:

                                                          Outstanding and
                                                           Vested Options
                                                        -----------------------

         Number of shares

              Non-qualified                                    10,000,000
              2006 Plan                                         1,375,000
         Weighted average remaining contractual life
              Non-qualified                                    2.6 years
              2006 Plan                                        2.5 years
         Weighted average exercise price
              Non-qualified                                     $     0.035
              2006 Plan                                         $    0.0875
         Aggregate intrinsic value
              Non-qualified                                     $     0
              2006 Plan                                         $     0

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

At December 31, 2012, all outstanding options were fully vested. No options were exercised during the nine months ended December 31, 2012. The Company did not realize any income tax expense related to the exercise of stock options for the nine months ended December 31, 2012 and 2011.

Note 10- Related Party Transactions

 A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $9,685 and $52,026 during the nine months ended December 31, 2012 and 2011, respectively that are included in the statement of operations. The amount owed to the law firm was $0 and $9,234 at December 31, 2012 and March 31, 2012, respectively.

Note 11-Subsequent Events

We have evaluated subsequent events through January 22, 2013. Other than those set forth above, there have been no subsequent events after December 31, 2012 for which disclosure is required.

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

Organization
------------

We are an independent energy company. From October 28, 2009 to September 28, 2012, we operated our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until our Plan was approved by the Bankruptcy Court when we were discharged from bankruptcy effective September 28, 2012.

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

Proceedings under Chapter 11
----------------------------

On October 28, 2009, we filed a Petition for relief in the United States Bankruptcy Court under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy filing, we continued to operate our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Bankruptcy Court until we emerged from bankruptcy in September 2012.Wedevoted efforts to resolve our liquidity problems and develop a reorganization plan that was finally approved by the Bankruptcy Court. As of the date of filing this quarterly report, no creditor has a lien on our cash.

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

On April 30, 2012, we filed our Plan with the Bankruptcy Court. The Plan provided for us to pay the claims of our creditors as the assets of the Company allowed, and permitted but did not obligate us to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Bankruptcy Court approved the Plan and the Plan became effective September28, 2012. As a result of this approval by the Bankruptcy Court, we during September and October 2012 paid $1,258,477 of creditor claims.

Results of Operations
---------------------

With the sale of substantially all of our assets in March 2011, our results of operations are presented as follows:

     Continuing operations
     o Results of the Company's continuing operations for the three and nine months ended December 31, 2012 as compared to the three and nine months ended December 31, 2011; and

     Discontinued operations
     o Results of the Company's discontinued operations for the three and nine months ended December 31, 2012 as compared to the three and nine months ended December 31, 2011.

Continuing Operations

Three months ended December 31, 2012 compared to three months  December 31, 2011
- continuing operations.

The  following  is  a  comparative   summary  of  our  results  from  continuing
operations:


                                                               Three Months Ended
                                                                  December 31,
                                                     ---------------------------------------
                                                           2012                  2011
                                                     ------------------   -------------------

     Revenues                                         $             -       $          -
                                                     ==================   ===================

     Operating expenses:
     General and administrative                               159,132               360,236
     Depreciation and amortization                              8,616                 8,616
                                                     ------------------   -------------------
     Total operating expenses                                 167,748               368,852
                                                     ------------------   -------------------

     Other income (expense):
     Interest expense and financing costs                           -                (6,096)
     Interest and other income                                 84,234                84,095
                                                     ------------------
                                                                          -------------------
     Total other income                                        84,234                77,999
                                                     ------------------   -------------------

     (Loss) before reorganization items                       (83,514)             (290,853)

     Reorganization items                                     (65,768)              (43,675)
                                                     ------------------   -------------------

     Net (loss) from continuing operations            $      (149,282)      $      (334,528)
                                                     ==================   ===================

Overview. For the three months ended December31, 2012, we reported a net loss from continuing operations of $149,282 or $0.00 per basic and fully-diluted share, compared to a net loss of $334,528 or $0.00 per basic and fully-diluted share, for the three months ended December 31, 2011. Discussions of individually significant period to period variances follow.

General and administrative expense. For the three months ended December 31, 2012, we incurred general and administrative expenses of $159,132 as compared to $360,236 for the corresponding three months ended December 31, 2011. The decrease in our general and administrative resulted primarily from decreases in compensation and office expenses. Office expenses decreased primarily as a result of lower rent expense associated with the April 2012 relocation of the Company's headquarters.

Reorganization items. Reorganization items totaling $65,768 for the three months ended December 31, 2012 as compared to the corresponding three months in 2011where we had total expense of $43,675 and we anticipate these expenses will cease as we have emerged from bankruptcy.

Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company ("Merit"), beginning in December 2010. In return for this assignment, the Company receives a fee of $0.03 per Mcf purchased by Merit under this supply agreement, which expired in December2012. Thus, during the three months ended December 31, 2012, the Company recognized income of $84,234 as compared to income of $84,095 for the three months of 2011.

Nine months ended December 31, 2012 compared to nine months ended December 31, 2011 - continuing operations.

The  following  is  a  comparative   summary  of  our  results  from  continuing
operations:


                                                              Nine Months Ended
                                                                 December 31,
                                                    ---------------------------------------
                                                          2012                  2011
                                                    ------------------   -------------------

    Revenues                                         $             -       $          -
                                                    ==================   ===================

    Operating expenses:
      General and administrative                             434,527               872,915
      Depreciation and amortization                           25,848                28,720
                                                    ------------------   -------------------
        Total operating expenses                             460,375               901,635
                                                    ------------------   -------------------

    Other income (expense):
      Interest expense and financing costs                    47,236               (18,094)
      Interest and other income                              321,384               272,834
                                                    ------------------
                                                                         -------------------
        Total other income                                   284,386               254,740
                                                    ------------------   -------------------

    (Loss) before reorganization items                       (91,755)             (646,895)

    Reorganization items                                     (14,595)             (274,780)
                                                    ------------------   -------------------

    Net (loss) from continuing operations            $      (106,350)      $      (921,675)
                                                    ==================   ===================


Overview. For the nine months ended December 31, 2012, we reported a net loss from continuing operations of $106,350 or $0.00 per basic and fully-diluted share as compared to a net loss of $921,675 or $0.00 per basic and fully-diluted share, for the nine months ended December 31, 2011. Discussions of individually significant period to period variances follow.

General and administrative expense. For the nine months ended December 31, 2012, we incurred general and administrative expenses of $434,527 as compared to $872,915 for the corresponding nine months ended December 31, 2011. The decrease in our general and administrative resulted primarily from decreases in compensation and office expenses. Office expenses decreased primarily as a result of lower rent expense associated with the April 2012 relocation of the Company's headquarters.

Reorganization items. Reorganization items of$14,595 for the nine months ended December 31, 2012 includes a credit of $158,160 specifically related to our reorganization following the filing of the Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. This credit consisted entirely of legal and other professional fees for assistance with our reorganization plan and other bankruptcy related matters and this credit was the result of over accruing these legal and other professional fees in prior periods. Thus the amount of $172,755 ($14,595 plus the credit of $158,160) compares to the corresponding nine months in 2011 where we had total expense of $274,780and we expect these expenses will cease as we have emerged from bankruptcy.

Interest and other income. The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company ("Merit"), beginning in December 2010. In return for this assignment, the Company receives a fee of $0.03 per Mcf purchased by Merit under this supply agreement, which expired in December 2012. Thus, during the nine months ended December 31, 2012, the Company recognized income of $321,384 as compared to income of $272,834 for the nine months of 2011.

Discontinued Operations

Three and nine months ended December 31, 2012 compared to three and nine months ended December 31, 2011 - discontinued operations.

For the three and nine months ended December 31, 2012, we did not report a net income or loss from discontinued operations, compared to a net income of $32 and a net loss of $1,899, for the corresponding three and nine months of 2011, respectively. With the sale of all of the Company's oil and gas properties in March 2011, the Company had no revenue or notable expenses relating to discontinued operations during the three and nine months ended December 31, 2012.

Liquidity and Capital Resources
-------------------------------

The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2012 and 2011 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. As we emerge from bankruptcy, we have incurred a cumulative net loss of approximately $93.2 million for the period from incorporation, February 4, 2004, to December 31, 2012.

In March 2011, we sold all of our oil and gas income producing assets which enabled us to pay off all secured debt and left us with net cash proceeds of approximately $3,500,000 and a receivable from the transaction of $250,000. We did not have any sources of revenue and our projected interest and other income sufficient to sustain our ongoing general and administrative, legal and reorganization costs. We received proceeds from the return of funds we had on deposit for oil and gas environmental and performance bonds with the State of Wyoming. These amounts totaled approximately $279,000 and were returned to the Company in October 2011. Now that we have emerged from bankruptcy and that the revenue from the CO2 supply agreement has expired, we expect that our monthly operating expenses will exceed monthly income by approximately $36,000 until we are able to pursue other business opportunities in the oil and gas industry.

As a result of the approval by the Bankruptcy Court on September 10, 2012, the Company during September and October of 2012 paid $1,258,477 of creditor claims. We have prepared and filed all required financial and operating reports and other documents with the Bankruptcy Court. There is no assurance that as the Company emerges from bankruptcy that we will be able to raise the capital or funds necessary to analyze and pursue other oil and gas related opportunities and thus in the meantime we will rely on our net cash of approximately $2.2 million in the bank.

Cash flows used for continuing operations decreased during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2012 primarily due to a decrease in the Company's operational activities and a decrease in the fees associated with its administrative activities.

During the three months ended December 31, 2012, management of the Company held extensive discussions with the principals of another energy company in an effort to acquire oil and gas assets and enhance the value of the Company. After much deliberation, management determined that it was not in the best of the Company and its shareholders to pursue further negotiations. Nonetheless, the Company will continue to seek other potential opportunities.

Off-Balance Sheet Arrangements
------------------------------

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates
------------------------------------------

Critical accounting policies and estimates are provided in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 8 - Financial Statements and Supplementary Data, both of which are included in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Additional disclosures are provided in Notes to Financial Statements (unaudited) which are included in Item 1 - Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion by our Chief Executive Office is the identification of the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2012and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

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


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings


On October 28, 2009, the Company filed a Petition for relief in the Bankruptcy Court under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On September 10, 2012, the Bankruptcy Court approved the Plan and the Plan became effective September28, 2012. The bankruptcy proceedings are discussed in further detail in
Item 1 of this filing.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: February 1, 2013

                                             RANCHER ENERGY CORP.



                                             By: /s/ Jon C. Nicolasen
                                                 -------------------------------
                                                 Jon C. Nicolaysen, President,
                                                 Chief Executive Officer, and
                                                 Acting Chief Accounting Officer