Form 10-K
period 2013-03-31
RANCHER ENERGY CORP.
filed 2013-06-25
CIK 1287900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 31, 2013

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

                        P.O. Box 40, Henderson, CO 80640
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                         Name of each exchange
                                                         on which registered
----------------------------------                     ------------------------
         Not Applicable                                    Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of Class)

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

Large accelerated filer         [___]          Accelerated filer           [___]
Non-accelerated filer           [___]          Smaller reporting company   [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes |_| No |X|

On June 11, 2013, 89,701,994 shares of common stock were held by non-affiliates and had a value of $12,199,471 based on the average closing bid and ask of $0.136 per share.


The number of shares outstanding of the registrant's common stock, $0.00001 par value, as of June 11, 2013 was 119,862,791.


                               DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                        PART I

ITEM 1.       Business                                                                         1
ITEM 1A.      Risk Factors                                                                     6
ITEM 1B.      Unresolved Staff Comments                                                        12
ITEM 2.       Description of Properties                                                        12
ITEM 3.       Legal Proceedings                                                                13
ITEM 4.       Mine Safety Disclosures                                                          13

                                        PART II

ITEM 5.       Market for Registrant's Common Equity, Related Stockholder Matters and
              Issuer Purchases of Equity Securities                                            13
ITEM 6.       Selected Financial Data                                                          14
ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                       14
ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk                       17
ITEM 8.       Financial Statements and Supplementary Data                                      17
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                       18
ITEM 9A(T).   Controls and Procedures                                                          18
ITEM 9B.      Other Information                                                                20

                                       PART III

ITEM 10.      Directors, Executive Officers, and Corporate Governance                          21
ITEM 11.      Executive Compensation                                                           23
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Related Stockholder Matters                                                      27
ITEM 13.      Certain Relationships and Related Transactions, and Director Independence        29
ITEM 14.      Principal Accounting Fees and Services                                           30

                                        PART IV

ITEM 15.      Exhibits, Financial Statement Schedules                                          31
SIGNATURES                                                                                     53

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

            On October 28, 2009, we filed a voluntary petition (the "Petition") for relief in the United States Bankruptcy Court (the "Court"), District of
Colorado under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization ("the Plan") and Disclosure Statement for 2nd Amended Plan of
Reorganization with the Court. On September 10, 2012, the Court approved the Plan and effective September 28, 2012 the Company was discharged from bankruptcy.

         From January 2007 through March 2011, we operated four fields in the Powder River Basin, Wyoming, which were located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, were the South Glenrock B Field, the Big Muddy Field, the Cole Creek South Field and the South Glenrock A Field. In March 2011, we sold all of our interest in the four fields to Linc Energy Petroleum (Wyoming), Inc. as part of the Plan.

COMPANY OVERVIEW

Chapter 11 Reorganization

     On October 15, 2009, a promissory note issued by the Company in October 2007 to GasRock Capital LLC ("GasRock" or the "Lender") (now known as Magma Assets, LLC) became due and payable. We were unable to pay the amount due of approximately $10.2 million on the promissory note, and were unsuccessful in reaching an agreement with GasRock to extend or otherwise modify the terms of the promissory note. Thus, on October 16, 2009, GasRock pursued its rights under the terms of the promissory note and as a result the Company sought protection under the Bankruptcy Code. Therefore, on October 28, 2009, the Company filed a Petition for relief in the Court, District of Colorado.

     On January 26, 2011, the Court granted the Company's motion to approve Debtor-In-Possession Secured Financing from Linc Energy Petroleum (Wyoming), Inc. ("Linc Energy").

     The Debtor-In-Possession Secured Financing provided for the following:

     o Authorizing the Company to borrow up to a maximum of $14,700,000 from Linc Energy, for the purposes of: (a) paying the GasRock debt in the amount of $13,653,698, in full; (b) funding the Carve-Out Amount of $100,000 to be used to pay administrative expenses; (c) paying pre-petition ad valorem taxes with respect to real property located in Wyoming; (d) funding the escrow amount; and (e) other purposes with the prior written consent of Lender, in its sole and absolute discretion.

     o In exchange for such funds, the Company granted to Linc Energy valid and perfected first priority security interests in and liens on all of Rancher's assets ("the Collateral"), which Collateral included but was not limited to (a) Rancher's interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of Rancher, except for the Carve-Out Amount.

     On February 24, 2011, the Court granted the Company's motion for order authorizing (I) Sale of Substantially All of the Debtor's Assets; and (II) Assumption and Assignment of Certain Executory Contracts and Unexpired Leases.

     Effective March 1, 2011, the Company sold substantially all of its assets pursuant to a certain Asset and Purchase Agreement with Linc Energy in exchange for cash of $20 million, future cash consideration of up to $825,000 and certain other adjustments as specified in the Asset and Purchase Agreement. Funds from the sale of the assets were primarily used to pay outstanding principal and accrued interest on the Debtor-In-Possession Secured Financing totaling $14,829,950.As to the future cash consideration of up to $825,000, a Settlement and Release Agreement among Rancher, GasRock and Linc Energy was agreed to on June 15, 2012and subsequently approved by the Court in July 2012 for cash in the amount of only $525,000 plus other considerations as disclosed in Notes 8 and 14 of the financial statements to this filing.

     The Plan provided for the Company to pay the claims of its creditors as the assets of the Company allowed, and permitted, but did not obligate, the Company to continue in the oil and gas industry with a focus as discussed below on the purchase on non-operating interests in oil and gas producing properties. In addition, the Plan provided for cash to be distributed to all creditor classes in order of priority until they were paid in full or no more cash remained above the amount need to wind up the Company's affairs.

            The Company's common stockholders did not receive funds after payment of the creditors under the Plan. The rights of the common stockholders were otherwise unimpaired under the Plan.

            Further, the Plan provided for the convertible promissory notes totaling $140,000 held by officers and directors to be converted into shares of the Company's common stock at exercise prices of $0.02 per share. The holders elected not to convert the notes and as such they were treated as unsecured claims and paid pursuant to the terms for unsecured claims.

            Warrant holders holding exercisable warrants were cancelled and the holders received one share of the Company's common stock for every 100 shares of common stock the warrant holder would have been entitled to if the warrants were exercised. Therefore, the Company issued 546,068 shares of its common stock to the warrant holders during October 2012.

Business Strategy Post Bankruptcy

         We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets. We may acquire oil and gas assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future;
(iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

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

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

         There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Many of the companies and individuals so engaged have substantially greater financial resources than does Rancher.

Markets

         The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the Company's control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond the Company's control. The market for natural gas is also unsettled, and gas prices havefluctuated in the past four years with substantial fluctuation, seasonally and annually.

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

         The above paragraphs only give a brief overview of potential Federal and state regulations. Because the Company does not have any properties, at the time of this filing, and because of the wide range of activities in which Rancher may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on the Company.

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

Number of Persons Employed

         As of March 31, 2013, Rancher had 2 employees. Directors work on an as needed basis.


ITEM 1A.  RISK FACTORS


We have incurred losses from operations in the past and expect to do so in the future.
         We have never been profitable. We incurred net losses of $214,631 and $882,928 for the fiscal years ended March 31, 2013 and 2012, respectively. We do not expect to be profitable during the fiscal year ending March 31, 2014. Our acquisition and development of prospects will require substantial additional capital expenditures in the future. The uncertainty and factors described throughout this section may impede our ability to economically acquire, develop, and exploit oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The Company will need additional financing for which Rancher has no commitments,
and   this  may   jeopardize   execution   of  the   Company's   business   plan
post-acquisition.

         Rancher has limited funds, and such funds may not be adequate to carry out a business plan, in the oil and gas industry. The Company's ultimate success depends upon ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines the exact need for additional financing and what amounts, if any, may be needed. If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, Rancher operations will be limited to those that can be financed with its modest capital.

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

We intend to pursue the acquisition of an operating business.

            Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

Scarcity of and competition for business opportunities and combinations.

            We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Our failure to maintain effective internal control over financial reporting may not allow us to accurately report our financial results, which could cause our financial statements to become materially misleading and adversely affect the trading price of our stock.

         In our annual reports on Form 10-K for the fiscal years ended March 31, 2013 and 2012, we reported the determination of our management that we had a material weakness in our internal control over financial reporting. The determination was made by management that we did not adequately segregate duties of different personnel in our accounting department due to an insufficient complement of staff and inadequate management oversight and due to the fact that we do not have any operations. While we have made progress in remediating the weakness, we have not completely remediated them, due to limited resources to add experienced staff. The Company has not implemented a process whereby journal entries are reviewed and approved before being entered into the general ledger, and in general has not implemented comprehensive entity-level internal controls. In addition, management has failed to implement and monitor appropriate period end cutoff procedures and to implement adequate timely approval of bank account reconciliations. Until we obtain sufficient financing we will not be able to correct the material weakness in our internal control over financial reporting, and our business could be harmed and the stock price of our common stock could be adversely affected.

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

Rancher may depend upon outside advisors.

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

         The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance the Company will find or produce oil or gas from any of the undeveloped acreage farmed out to Rancher or which may be acquired by the Company, nor are there any assurances that if Rancher ever obtains any production it will be profitable. (See "Business and Properties.")

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

Rancher proposed business will be subject to significant weather interruptions.

         The Company's activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect its ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

We believe shareholders should consider certain negative aspects of our proposed operations.

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

                        RISK FACTORS RELATED TO OUR STOCK

We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

         We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

Our Securities are not currently eligible for sale under Rule 144.

         Rule 144, as promulgated under the Securities Act is not available for the resale of securities, initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a shell company. As a result, our securities cannot be resold under Rule 144 unless certain conditions are met. These conditions are:

     o    the issuer of the securities has ceased to be a shell company;
     o the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;
     o the issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and
     o one year has elapsed since the issuer has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer a shell company.

         The only way for our securities to be eligible for resale prior to the conditions of Rule 144 being met, is for us to have registered them with the SEC on a Registration Statement on Form S-1 and such registration being declared effective by the SEC. At the time of this filing, management has no plans to file a registration statement with the SEC.

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


ITEM 1B.  UNRESOLVED STAFF COMMENTS

         None.

ITEM 2. DESCRIPTION OF  PROPERTIES

         Rancher Energy Corp. is located at PO Box 40, Henderson, Colorado 80640. The Company currently uses space provided by its officers and employees at the rate of $300 per month.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS:

     (a)  Real Estate.                  None.
     (b)  Title to properties.          None.
     (c)  Oil and Gas Prospects.        None.
     (d)  Patents.                      None.

ITEM 3.  LEGAL PROCEEDINGS

         On October 28, 2009, the Company filed its Petition for relief in the Court, District of Colorado under the Bankruptcy Code. On April 30, 2012, the Company filed its Plan and Disclosure Statement for 2nd Amended Plan of Reorganization with the Court. On September 10, 2012, the Court approved the Plan, and effective September 28, 2012, the Company was discharged from bankruptcy. The Bankruptcy proceedings are discussed in further detail in Item 1 of this filing.


ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

         Our Common Stock is quoted on the OTC Bulletin Board and traded under the symbol "RNCHQ." Prior to our filing for protection under the Bankruptcy Code, our stock had been trading under the symbol "RNCH" since October 28, 2009. For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock as reported by the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

        Fiscal Year 2013          High Bid                   Low Bid
----------------------------------------------------------------------------
First Quarter                  $       0.0087             $          0.0057
Second Quarter                 $       0.0077             $          0.0130
Third Quarter                  $       0.0280             $          0.0110
Fourth Quarter                 $       0.0315             $          0.0155

        Fiscal Year 2012
First Quarter                  $        0.069             $          0.0225
Second Quarter                 $        0.050             $          0.0065
Third Quarter                  $        0.010             $          0.0031
Fourth Quarter                 $        0.007             $          0.0042

Holders

         There were approximately 264 holders of record of Rancher common stock as of March 31, 2013. This does not include any beneficial owners for whom shares may be held in "nominee" or "street name."

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

Recent Sales of Unregistered Securities

         During the fiscal years ended March 31, 2013 and 2012, we did not issue any securities.

Issuer Purchases of Equity Securities

         Rancher did not repurchase any shares of its common stock during the fiscal year ended March 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

         As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we arenot required to provide information required by this Item.


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

The independent registered public accounting firm's report on the Company's financial statements as of March 31, 2013, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

Organization

     On October 28, 2009, we filed our Petition for relief in the Court, District of Colorado, under Chapter 11 of the Bankruptcy Code.

     On April 30, 2012, the Company filed its Plan and Disclosure Statement for 2nd Amended Plan of Reorganization with the Court. The Plan provided for the Company to pay the claims of its creditors as the assets of the Company allowed, and permitted but did not obligate the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Court approved the Plan, and effective September 28, 2012, the Company was discharged from bankruptcy.

     From January 2007 through March 2011, we operated four fields in the Powder River Basin, Wyoming, which were located in the Rocky Mountain region of the United States. The fields, acquired in December 2006 and January 2007, are the South Glenrock B Field, the Big Muddy Field, the Cole Creek South Field, and the South Glenrock A Field. Effective March 1, 2011, we sold all of our interest in the four fields to Linc Energy Petroleum (Wyoming), Inc. as part of the Plan. The sale of such properties has allowed us to eliminate the majority of our debt and also provide financial resources going forward.

     We intend to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the 1934 Act. We will not restrict but have focused our search to the oil and gas industry. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our limited financial resources.

     We will need substantial additional capital to support our operations after the completion of any acquisition. We have no revenues. We have no committed source for any funds as of the date of this filing. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Results of Operations

Results of continuing operations for the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012

         Overview. With respect to our continuing operations, for the fiscal year ended March 31, 2013, we reported a net loss of $214,631 compared to a net loss of $893,718 for fiscal year ended March 31, 2012. Discussions of individually significant year-over-year variances follow.

         Revenues. The Company had no revenues during 2013 or 2012. The Company does not anticipate recognizing any revenues from its limited operations during the next 12 months.

         General and administrative expenses. General and administrative expenses for 2013 were $531,241 compared to $883,082 for 2012. The decrease of $351,841 was primarily attributable to decreases in employee overhead costs, legal and insurance expenses.

         Interest expense. Interest expense reflects interest incurred on unsecured convertible promissory notes that were not associated with the assets the Company had sold. For 2013, there was an interest credit of $47,236 as a result of the Court rendering a determination of the amount of interest due on the notes, and therefore the Company recording such adjustment. Interest expense was 24,158 for 2012. These notes originated in October 2009.

         Interest and other income. Interest and other income decreased to $350,494 in 2013 from $359,704 in 2012.The decrease of $9,210 is primarily due to the CO2 supply agreement being terminated in December 2012.

         Reorganization expenses. Reorganization items reflecting a credit of $22,274 for the fiscal year ended March 31, 2013 included a credit of $157,149 specifically related to our reorganization following the filing of the Petition for relief under Chapter 11 of the Bankruptcy Code with the Court on October 28, 2009 and the work done toward the resolution of outstanding legal issues with GasRock. This credit consisted entirely of legal and other professional fees for assistance with our reorganization plan and other bankruptcy related matters and this credit was the result of over accruing these legal and other professional fees in prior periods. Thus the amount of $134,875 ($22,274,less the credit of $157,149) compares to the corresponding year, 2012 where we had total expense of $308,306, and we expect these expenses will cease as we have emerged from bankruptcy.

Results of Discontinued Operations for the fiscal year ended March 31, 2012

         We had no operations and thus no revenues for the fiscal years ended March 31, 2013 and 2012.

         Overview. With respect to activities related to our discontinued operations for the fiscal year ended March 31, 2012, we reported a net loss of $7,792 for fiscal year ended March 31, 2012.

         Revenues. Following the sale of all of our oil and gas properties in March 2011, we received no revenues from this source in 2012.

         Operating expenses. Operating expenses for fiscal year ended March 31, 2012 were $7,792. During 2012, there were no carryover lease operating expenses due to the sale of the properties in March 2011.

         Gain on sale of discontinued operations. The Company recorded a gain of $4,807,221 in connection with the sale of substantially all of our assets pursuant to the Asset and Purchase Agreement with Linc Energy effective March 1, 2011. Sale consideration was cash of $20 million plus future cash consideration of up to $825,000 and was subject to certain other adjustments as specified in the Asset and Purchase Agreement. Related to the $825,000 in future cash consideration, a Settlement and Release Agreement among Rancher, GasRock and Linc Energy was agreed to on June 15, 2012. The Court subsequently approved this Agreement in July, and on July 18, 2012, $525,000 in cash, representing the full amount of the future cash consideration, was received by Rancher as more fully disclosed in Notes 8 and 14 of the financial statements to this filing.

Liquidity and Capital Resources

         The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2013 and 2012 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $91 million for the period from incorporation (February 4, 2004) to March 31, 2013.

         We do not have any sources of revenue and our projected interest and other income is not sufficient to sustain our ongoing general and administrative, legal and reorganization costs. We had no operations as of April

1, 2012 and are not certain at the date of this filing whether there will be any during the 2014 fiscal year.

         Off-Balance Sheet Arrangements

         We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies

         Use of Estimates. Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our decisions, which affect the estimates we use, on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculate due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies see Note 1 - Organization and Summary of Significant Accounting Policies in the Notes to Financial Statements of our audited financial statements included in this Annual Report.

         Income taxes. We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with FASB ASC 740 "Income Taxes." This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, our Federal and state income tax returns are generally not filed before the financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carry forwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have an impact on our results of operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. To date, we have not recorded any deferred tax assets because of the historical losses that we have incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The audited financial statements of Rancher for the years ended March 31, 2013 and 2012 appear as pages 32 through 53 at the end of the document and and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Effective February 27, 2013, Rancher Energy Corporation's ("the Company") Board of Directors dismissed the firm of Borgers & Cutler CPA's PLLC, as its independent registered public accountant.

            On February 27, 2013, the Company's Board of Directors approved the appointment of BF Borgers CPA PC, as the Company's independent registered public accountant. The action to engage new auditors was approved by the audit committee.

            In connection with the audit of the fiscal year ended March 31, 2012, and through February 27, 2013, no disagreements exist with Borgers & Cutler CPA's PLLC on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Borgers & Cutler CPA's PLLC have caused them to make reference in connection with their report to the subject of the disagreement(s).

         The audit report from Borgers & Cutler CPA's PLLC for the fiscal year ended March 31, 2012, contained an opinion which included a paragraph discussing uncertainties related to the continuation of the Company as a going concern, but did not include a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Controls and Procedures

         We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2013, that our disclosure controls and procedures were not effective.

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal Control-Integrated Framework

         A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of March 31, 2013 and as determined in the prior fiscal year ended March 31,2012, the Company identified the following material weakness:

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

         As a result of the aforementioned material weakness, management concluded that the Company's internal control over financial reporting as of March 31, 2013 was not effective.

Management's Planned Corrective Actions

         In relation to the material weakness identified above, and subject to emerging from bankruptcy and securing permanent financing, our management and the board of directors intend to work to remediate the risk of a material misstatement in financial reporting. Subject to obtaining permanent financing, we intend to implement the following plan to address the risk of a material misstatement in the financial statements:

     o Engages qualified accounting staff to prepare journal entries and note disclosures thereby enabling our Chief Accounting Officer the opportunity to independently review and authorize such entities and disclosures prior to entering the information into the accounts and financial statement disclosures,

     o Engage qualified third-party accountants and consultants to assist us in the preparation and review of our financial information,

     o Ensure employees, third-party accountants and consultants who are performing controls understand responsibilities and how to perform said responsibilities, and

     o Consult with qualified third-party accountants and consultants on the appropriate application of generally accepted accounting principles for complex and non-routine transactions.

Auditors Attestation

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report

Changes in Internal Control over Financial Reporting

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


               Name                   Age             Positions Held            Beginning of Term of Service

                                                                                  President and CEO Oct 2,
        Jon C. Nicolaysen                       Director, President, Chief         2009; Director Oct 27,
                                      66             Executive Officer                     2009;

         A.L. Sid Overton             72      Director, Chairman of the Board           Sep 30, 2009

      Mathijs van Houweninge          47                 Director                       Sep 30, 2009

        Jeffrey B. Bennett            58                 Director                       Sep 30, 2009

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

        Mr. Nicolaysen and A.L. Sid Overton, Director and Chairman of the Board, are brothers-in-law.

A.L. Sid Overton, Director and Chairmen of the Board of Directors

     In 1964, Mr. Overton received his B.A. from the University of North Dakota. In 1966, he earned his L.L.B. from the University of North Dakota School of Law, and in 1969, he earned his J.D. from the University of North Dakota School of Law. Since 1998, Mr. Overton has worked as a lawyer for Overton & Associates, LLC. Mr. Overton is the brother-in-law of Mr. Nicolaysen.

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


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid to executive officers during the fiscal years ended March 31, 2013 and 2012. The table sets forth this information for Rancher, including salary, bonus, and certain other compensation to the named executive officers for the past two fiscal years and includes all executive officers as of March 31, 2013.


                              SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity   Non-qualified
                                                                     incentive      deferred
                                                 Stock     Option      plan       compensation    All other
                               Salary    Bonus    awards   awards   compensation    earnings     compensation   Total
Name & Position      Year       ($)       ($)      ($)     ($)          ($)           ($)            ($)         ($)

Jon C. Nicolaysen,
Chief Executive      2013     120,000      0        0         0          0             0            6,000      126,000
Officer (1)          2012     120,000      0        0         0          0             0            6,000      126,000

     (1) For Mr. Nicolaysen, Other Compensation represents auto allowances. Mr. Nicolaysen was appointed as Chief Executive Officer and President on October 2, 2009, and as a director on October 27, 2009. He serves as a director for no additional compensation.


 Employment Agreements; Potential Payments Upon Termination or Change-in-Control

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


               Outstanding Equity Awards at Fiscal Year-end Table

         The following table sets forth certain information regarding stock options held by the named executive officers as of March 31, 2013.


             Name                                               Option Awards

                                     Number of          Number of
                                    Securities         Securities
                                    Underlying         Underlying
                                    Unexercised        Unexercised     Option Exercise    Option Expiration
                                      Options          Options (#)          Price               Date
                                        (#)          Non-exercisable
                                    Exercisable
                                 ------------------ ------------------ ----------------- --------------------

Jon C. Nicolaysen (A)                2,500,000             -0-              $0.035            10/27/19

     (A) Mr. Nicolaysen's options vested 10% on the date of grant, October 27, 2009, and 90% on November 1, 2010.

                              Director Compensation

         During the fiscal year ended March 31, 2013, we compensated our non-employee directors under the following compensation arrangement:

Cash Compensation and Equity Compensation

         In September 2009 the new Board of Directors implemented a new arrangement under which each non-employee director would receive a cash payment of $5,000 per fiscal quarter. In addition, under the terms of Management
Retention Agreements entered into with each non-employee director and the President and CEO, each member of the Board of Directors would be granted options to purchase 2,500,000 shares of the Company's common stock at $0.035 per share.

         The  following   table  sets  forth  certain   information   concerning
compensation paid to the Company's directors during the fiscal year ended March 31, 2013:


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
    Bennett

     (1) Mr. Nicolaysen is employed as the Company's Chief Executive Officer. During the fiscal year ended March 31, 2013 he received $126,000 in compensation for his services in that capacity, as discussed in the Executive Compensation Table.

         All of the Company's executive officers and/or directors will continue to be active in other companies. All executive officers and directors have retained the right to conduct their own independent business interests.

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

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of March 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company that are authorized for issuance, aggregated as follows:


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

Equity compensation plans                         1,000,000                      $0.0375                    8,559,000
approved by security holders
Equity compensation plans not                    10,000,000                       $0.035                   12,000,000
approved by security holders
                                ---------------------------- ---------------------------- ----------------------------
Total                                            11,000,000                      $0.0352                   20,559,000
                                ---------------------------- ---------------------------- ----------------------------

2006 Stock Incentive Plan

On March 30, 2007, the Company's 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") was approved by its shareholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of the Company's common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2013 and 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan.

2013 Stock Incentive Plan

Effective March 29, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its Board of Directors. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 12 million shares of the Company's common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2013 and 2012, no options were granted, expired or exercised under the 2013 Stock Incentive Plan.

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

         The information below is based on the number of shares of our common stock that Rancher believes was beneficially owned by each person or entity as of March 31, 2013.


                        Name and Address of Beneficial      Amount and Nature of
   Title of Class                   Owner*                    Beneficial Owner       Percent of Class (1)
--------------------- ------------------------------------ ----------------------- -------------------------

   Common shares      Jon C. Nicolaysen, Director,               3,200,000                  2.66%
                      President, CEO (2)

   Common shares      A.L. Sid Overton, Director (3)             2,500,000                  2.08%

   Common shares      Mathijs van Houweninge, Director           2,500,000                  2.08%

   Common shares      Jeffrey B. Bennett, Director (5)           2,503,000                  2.08%
--------------------- ------------------------------------ ----------------------- -------------------------
   Common shares      All Directors and Executive               10,703,000                  8.92%
                      Officers as a Group(4 persons)
--------------------- ------------------------------------ ----------------------- -------------------------


                        Name and Address of Beneficial      Amount and Nature of
   Title of Class                   Owner*                    Beneficial Owner       Percent of Class (1)

Greater than 5% Holders
                      Sergei Stetsenko
   Common shares      Paradeplatz 4
                      Zurich 8001 Switzerland                         8,896,000             7.42%

   Common shares      Hound Partners LLC (6)                         10,561,797             8.81%
                      101 Park Avenue 48th Floor
                      New York, NY 10178

                      Hound Partners Offshore Fund, LP
                      c/o Citco Fund Services
                      (Curacao) N.V.
                      Kaya Flamboyan 9
                      P.O. Box 4774
                      Willemstad, Curacao
                      Netherland Antilles

                      Jonathan Auerbach
                      101 Park Avenue 48th Floor
                      New York, NY 10178

*The address for officers and directors is PO Box 40 Henderson CO 80640.

     (1) At March 31, 2013, the Company had 119,862,791shares of its common stock issued and outstanding.
     (2) Mr. Nicolaysen holds 700,000 shares of common stock. Mr. Nicolaysen also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (3) Mr. Overton holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (4) Mr. van Houweninge holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (5) Mr. Bennett holds 3,000 shares of common stock. Mr. Bennett also holds an option exercisable into 2,500,000 shares of common stock at $0.035 per share.
     (6) Hounds Partners, LLC, Hounds Performance, LLC, Hounds Partners Offshore Fund, LP, and Jonathan Auebach have jointly filed a Schedule 13G, Amendment No. 3 on June 26, 2012 showing the entities to have shared voting power of the 10,561,797 shares at December 31, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Transactions

         On October 27, 2009, each of the four members of our Board of Directors loaned $25,000 for a total of $100,000 to the Company, under the terms of Convertible Promissory Notes (the "Notes"). The Notes are fully described in
Note 6 - Convertible Promissory Notes Payable, of these Notes to Financial Statements. ThePromissory Notes bear interest at an annual rate equal to the greater of (i)12% or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes matured on November 1, 2010.The Convertible Promissory Notes were paid in full during October 2012 plus interest of $102.

         During the fiscal years ended March 31, 2013 and 2012, the Company incurred legal fees totaling $11,525 and $71,629, respectively, with Overton and Associates, LLC, a law firm in which Mr. Overton, a director of the Company, is a principal. The employment of Overton and Associates as special counsel had been approved by the Bankruptcy Court.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor's Fees

         The following table describes fees for professional audit and tax services rendered by our principal accountants, BF Borgers CPA PC(effective February 27, 2013)and the predecessor firm, Borgers & Cutler CPAs PLLC (effective February 2, 2012) through the date of their termination - for the audit of our annual financial statements and for other services rendered by the respective CPA firms for and during the fiscal years ended March 31, 2013 and March 31, 2012. See Item 9 regarding the change in independent CPA firms during the 2013 fiscal year.

                                                  March 31,          March 31,
                            Type of Fee            2013             2012 (1)
      --------------------------------------------------------------------------

      Audit Fees                                $ 31,340           $  91,514
      Audit-Related Fees                        $      -           $       -
      Tax Fees                                  $      -           $   5,500
      All Other Fees                            $      -           $       -
                                              ---------------------------------
      Total                                     $ 31,340           $  97,014
                                              ---------------------------------

        (1) Audit Fees include the aggregate fees incurred by us for professional services rendered by Hein for the audit of our financial statements included in ourForm 10-K for the fiscal year ended March 31, 2011 and by Hein for the review of our financial statements included in our Forms 10-Qand rendered by Borgers & Cutler, CPAs PLLC for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q and 10-K for the fiscal year ended March 31, 2012.

Pre-approval Policies and Procedures

         The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are preapproved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of BF Borgers CPA PC in providing services to us for the fiscal year ended March 31, 2013and those of Borgers & Cutler PLLC during the fiscal years ended March 31, 2013 and 2012and has concluded that such services are compatible with their independence as our auditors. In 2013and 2012, 100% of the Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Board of Directors. The Board of Directors approved a change of independent auditors as of February 27, 2013 to BF Borgers CPA PC. The Board has considered the services rendered and fees billed to the date of this report by BF Borgers CPA PC, and are satisfied as to their services being rendered on a basis of independence.

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

            Exhibit No.                             Description

               31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

               32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

         *Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS



Audited Financial Statements - Rancher Energy Corp.

Reports of Independent Registered Public Accounting Firm               33 and 34

Balance Sheets as of March 31, 2013 and 2012                                 35

Statements of Operations for the Years Ended March 31, 2013 and 2012         36

Statements of Changes in Stockholders' Equity for the Years Ended
March 31, 2013 and 2012                                                      37

Statements of Cash Flows for the Years Ended March 31, 2013 and 2012         38

Notes to Financial Statements                                                39

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Rancher Energy Corp.:

We have audited the accompanying balance sheets of Rancher Energy Corp. ("the Company") as of March 31, 2013 and the related statement of operations, stockholders' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancher Energy Corp., as of March 31, 2013, and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
June 17, 2013

                           Borgers & Cutler CPAs PLLC
           12650 West 64th Avenue, Unit E504, Arvada, Colorado, 80004
                    Telephone: 303-888-2082 Fax: 303-463-5416

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


/s/ Borgers & Cutler CPAs PLLC


Borgers & Cutler CPAs PLLC
Arvada, Colorado
June 17, 2013


                              Rancher Energy Corp.
                                 Balance Sheets

                                                                                                        March 31,
                                                                                             2013                     2012
                                     ASSETS

Current Assets:
            Cash and cash equivalents                                                 $ 2,076,720     $          3,229,858
            Restricted cash                                                                     -                  500,641
            Accounts receivable                                                                 -                   30,958
            Accounts receivable, settlement                                                     -                  525,000
            Prepaid expenses and other                                                     37,749                  303,104
                Total current assets                                                    2,114,469                  4589561

Furniture and equipment, net of accumulated depreciation of $190,846
            and $164,998, respectively                                                     138838                   172684
Deposits and other assets                                                                  200000                   200350
                Total other assets                                                         338838                   373034

                        Total assets                                                 $  2,453,307     $          4,962,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
            Accounts payable and accrued liabilities - post petition                 $     15,000     $            449,224
            Accounts payable, settlement                                                        -                  500,000
            Current liabilities of discontinued operations                                      -                  112,620
               Total current liabilities, not subject to compromise                        15,000                1,061,844

Liabilities subject to compromise                                                               -                1,259,827

                        Total liabilities                                            $     15,000     $          2,321,671

Stockholders'  Equity
            Common stock, $0.00001 par value; 275,000,000 shares
             authorized, 119,862,791 and 119,316,723 shares issued
             and outstanding at March 31, 2013 and 2012, respectively                       1,200                    1,194
            Additional paid-in capital                                                 93,205,016               93,193,008
            Accumulated deficit                                                       (90,767,909)             (90,553,278)
               Total stockholders' equity                                               2,438,307                2,640,924

                        Total liabilities and stockholders' equity                   $  2,453,307     $          4,962,595



See notes to these financial statements.


                                      Rancher Energy Corp.
                                    Statements of Operations



                                                                       For the Year Ended March 31,
                                                                      2013                     2012


Revenue                                                     $            -          $             -

Operating expenses:
              General and administrative expenses                   531,241                 883,082
              Depreciation and amortization                          33,846                  37,336
                Total operating expenses                            565,087                 920,418

                (Loss) from operations                             (565,087)               (920,418)

Other income (expense):
              Interest expense and financing costs                  47,236                  (24,158)
              Interest and other income                            350,494                  359,704
                Total other income                                 397,730                  335,546

                (Loss) before reorganization items and
                discontinued operations                           (167,357)                (584,872)

Reorganization items:
              Loss on settlement                                    25,000                  (18,042)
              Professional and other costs, net                     22,274                  308,306
                Total reorganization items                          47,274                  290,264

                (Loss) from continuing operations                 (214,631)                (875,136)

Discontinued operations:
              (Loss) from discontinued operations                        -                   (7,792)
                Total (loss) discontinued operations                     -                   (7,792)

                 Net (loss)                                       (214,631)                (882,928)

Net (loss) per share from continuing operations             $         0.00*         $         -0.01
Net (loss) per share from discontinued operations           $         0.00*         $          0.00*
Basic and diluted net (loss) per share                      $         0.00*         $         -0.01

Basic and diluted weighted average shares outstanding          119,565,072              119,316,723

* Less than $0.01 per share

See notes to these financial statements.


                                              Rancher Energy Corp.
                                  Statement of Changes in Stockholders' Equity


                                                                                     Additional
                                                                                     paid-in         Accumulated
                                            Shares              Amount               Capital         Deficit          Total

Balance - March 31, 2012                    119,316,723     $          1,194      $   93,193,008    $(90,553,278)   $    2,640,924

Shares issued for warrants                      546,068                    6              12,008               -            12,014

Net (loss) for the period                             -                    -                   -        (214,631)                -

Balance - March 31, 2013                    119,862,791     $          1,200      $   93,205,016    $(90,767,909)   $    2,438,307

See notes to these financial statements.


                                      Rancher Energy Corp.
                                    Statements of Cash Flows





                                                                                        For the Year Ended March 31,
                                                                                               2013                     2012

Cash flows (used in) operating activities:
              Net (loss)                                                                $  (214,631)          $     (882,928)
Adjustments to reconcile net (loss) from continuing operations to cash used in operating activities, before reorganization items:
              Loss from discontinued operations                                                   -                    7,792
              Reorganization items, net                                                      47,274                  308,306
              Depreciation and amortization                                                  33,846                   37,336
Changes in operating assets and liabilities:
              Restricted cash                                                                     -                     (575)
              Accounts receivable and prepaid expenses                                      296,313                 (438,186)
              Accounts payable and accrued liabilities                                     (434,224)                 169,473
                                                                                        ------------          ---------------
                Net cash used in operating activities, before reorganization items         (271,422)                (798,782)
                                                                                        ------------          ---------------
Payments for reorganization items -
              Professional and other costs rendered in connection with
                the Chapter 11 proceeding                                                (1,270,087)                (560,808)
                                                                                        ------------          ---------------
                Net cash used in operating activities                                    (1,541,509)              (1,359,590)
                                                                                        ------------          ---------------
Cash flows from (used in) investing activities:                                                   -                        -

Cash flows from (used in) financing activities:                                                   -                        -

Discontinued operations:
              Cash flows from (used in) discontinued operating activities                   388,371                  706,220
              Cash flows from (used in) discontinued investing activities                          -                        -
              Cash flows from (used in) discontinued financing activities                         -                        -
                                                                                        ------------          ---------------
                Net cash provided by discontinued operations                                388,371                  706,220
                                                                                        ------------          ---------------
(Decrease) in cash and cash equivalents                                                  (1,153,138)                (653,370)

Cash and cash equivalents, beginning of period                                            3,229,858                3,883,228
                                                                                        ------------          ---------------
Cash and cash equivalents, end of period                                                $ 2,076,720           $    3,229,858
                                                                                        ============          ===============
SUPPLEMENTAL SCHEDULE OF CASHFLOW INFORMATION
              Cash paid for interest                                                    $         -           $       18,094
                                                                                        ============          ===============
See notes to these financial statements.

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013


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

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 31, 2013, the Company had $1,826,720 in cash deposits in excess of FDIC insured limits.


Restricted cash
The restricted cash that was held in an escrow account in the amount of $500,641 was released on July 18, 2012 as part of an agreed upon and Bankruptcy Court approved settlement agreement. See Note 7 - Commitments and Contingencies.

Accounts Receivable

At July 18, 2012, the Bankruptcy Court approved and the Company received $525,000 as part of a royalty fee arrangement relating to a settlement agreement among Rancher Energy, GasRock and Linc Energy and at March 31, 2013 the balance owed to the Company is $0. See Note 7 - Commitments and Contingencies.

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

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. The price forecast is based on NYMEX strip pricing, adjusted for basis and quality differentials, for the first

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

three to five years and is held constant thereafter. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. The sale of substantially of the Company's assets in March 2011 resulted in the Company having no oil and gas properties at March 31, 2013and 2012.

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

Property and Equipment

Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from three to seven years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense for the years ended March 31, 2013 and 2012 was $33,846 and $37.336, respectively.

Fair Value of Financial Instruments

The  Company's  financial  instruments,  including  cash and  cash  equivalents,
accounts   receivable,   and  accounts  payable,  are  carried  at  cost,  which
approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition

The Company currently has no revenue from continuing or discontinued operations other than payments received for the resale of carbon dioxide under a supply and sales agreement that expired in December 2012 and recorded as other income.

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

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:
                                      For the Year Ended
                                           March 31,
                              -------------------------------------

                                   2013                2012
                              -----------------    ----------------


         Dilutive                          -             -
         Anti-dilutive             1,507,171           1,921,068

Stock options and warrants were not considered in the detailed calculations as their effect would be anti-dilutive.

Share-Based Payments

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 9 - Share-Based Compensation.

Comprehensive Income (Loss)

The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive (loss) is equal to net (loss).

Major Customers

The Company's only source of income was from a carbon dioxide resale contract that expired in December 2012 and was reported as other income in the statement of operations for the fiscal years ended March 31, 2013 and 2012. The Company

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

had no oil and gas operations during the years ended March 31, 2013 and 2012, and no customers or billings as a result.

Off-Balance Sheet Arrangements

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 4, 2004 through March 31, 2013, the Company has not been involved in any unconsolidated SPE transactions.

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

Now that the Company has emerged from bankruptcy under its Plan with the availability of cash, the Company's holders of its securities could receive a payment in respect of such securities. However, caution should be exercised with respect to existing and future investments in any of its securities.

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

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

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

As a result of the bankruptcy filing, realization of assets and liquidation of liabilities could be subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company could sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed financial statements. As such, the Company recognized a net gain from the settlement and adjustment of liabilities of $25,000 and $18,042 for the years ended March 31, 2013 and 2012, respectively.

Further, the Plan could materially change the amounts and classifications reported in the Company's financial statements and as further noted in ASC 852 within the provisions of "Fresh-start" accounting. The Company's historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities as a consequence of confirmation of the Plan and, more specifically, since the Company did not qualify to use "Fresh-start" accounting.

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

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013


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

Liabilities Subject to Compromise

Liabilities subject to compromise at March 31, 2013 and 2012 include the following Prepetition liabilities:

                                           March 31, 2013    March 31, 2012
                                          ----------------   ------------------

                                                                     $
Accounts payable, trade                     $         -      $      176,726


Other payables and accrued liabilities                -              943,101

Convertible notes payable                             -              140,000
                                          ----------------   -------------------

                                            $         -       $    1,259,827
                                          ----------------   ------------------

Note 4 - Discontinued Operations

The financial results of the Company's business related to oil and gas operations have been classified as discontinued operations in its statements of operations for all periods presented. The following summarizes components of income (loss) from the Company's discontinued operations for the year ended March 31, 2012 only as there was no activity of discontinued operations for the year ended March 31, 2013:

                                                              March 31, 2012
                                                           -------------------



Revenue                                                    $            -
                                                           -------------------

Operating expenses                                                 (7,792)
                                                           -------------------

Operating (loss) from discontinued operations                      (7,792)

Other income (expenses) from discontinued operations, net               -
                                                           -------------------

Net (loss) from discontinued operations                          $ (7,792)
                                                           ===================

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

The assets and liabilities relating to the Company's discontinued oil and gas operations are reflected as assets and liabilities of discontinued operations in the accompanying balance sheets. The following summarizes the components of these assets and liabilities at March 31, 2012 as the Company had no assets and liabilities of discontinued operations at March 31, 2013:


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
                                                             -----------------

Oil and gas properties

As previously noted throughout this report, all oil and gas properties were sold in a transaction on March 1, 2011. There have been no further acquisitions or dispositions of oil and gas properties since that date.

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

On February 16, 2011, the Bankruptcy Court approved an order authorizing the sale of substantially all of the Company's assets to Linc Energyfor $20.0

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

million. Effective March 1, 2011, the Company sold substantially of its assets to Linc Energy.On March 14, 2011, all outstanding principal and accrued interest totaling $14,829,250 were paid and the DIP Credit Agreement was cancelled.

Through January 28, 2011, the Company had a note payable (the "Prepetition Note") outstanding under the terms of a Term Credit Agreement with GasRock(the "Prepetition Lender"). The original principal balance of $12,240,000 outstanding under the Prepetition Note was initially due and payable on October 31, 2008, with interest accruing at a rate equal to the greater of (a) 12% per annum, or
(b) the one-month LIBOR rate plus 6% per annum. The Prepetition Note was amended on October 22, 2008 (the "First Amendment"), to extend the maturity date from October 31, 2008 to April 30, 2009. In consideration of the six month extension and other terms included in First Amendment, the Company made a principal payment on the Prepetition Note in the amount of $2,240,000, resulting in a new loan balance of $10,000,000. The maturity date of the Prepetition Note was amended several times after April 30, 2009, with a final maturity date of October 15, 2009. In connection with these amendments to the maturity date of the Prepetition Note, the Company granted the GasRockvarious additional considerations, including overriding royalty interests and net profits interests. Payment of the principal balance of approximately $10,188,000, plus accrued interest, was not made on October 15, 2009, and therefore, an event of default occurred under the Term Credit Agreement, as amended. In connection with the DIP financing, the Prepetition Note was paid in full on January 28, 2011.

The Company filed an adversary action in the Bankruptcy Court against GasRockin an effort to avoid certain interests previously assigned to the Prepetition Lender. The Company, GasRock and Linc Energy executed a settlement agreement as of June 15, 2012, that called for the Company to make a payment of $500,000 to GasRock to dismiss all claims in the litigation by GasRock and in return the Company would receive a $525,000 payment form Linc Energy to settle other matters in the litigation. The settlement agreement was approved by the Bankruptcy Court in July 2012 and the respective payments among the parties were made and other issues in the agreement were settled as noted in this filing as of July 18, 2012. As a result of the settlement agreement, the Company incurred a reorganization loss of $25,000 that was written off and reported in the statement of operations for the year ended March 31, 2013.

Note 6 - Convertible Promissory Notes Payable

On October 27, 2009, the Company issued convertible promissory notes (the "Promissory Notes") totaling $140,000 of which $100,000 of the Promissory Notes were issued to officers and/or directors or $25,000 each. The additional Promissory Notes were issued to existing shareholders. The Promissory Notes carried interest at an annual rate equal to the greater of (i) 12%, or (ii) the prime rate (as published in the Wall Street Journal) plus 3%. The Promissory Notes were convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $0.02 per share and at any time during the term of the Promissory Notes. The Promissory Notes matured on November 1, 2010, and all obligations and payments due under the Promissory Notes were subordinate to the Company's senior debt. As a result of the Company's bankruptcy filing described in Notes 1 and 3 above, the Company was not able to pay principal and accumulated interest on the Promissory Notes when due. Subject to certain exceptions under the Bankruptcy Code, the Company's bankruptcy filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. At March 31, 2013 and 2012, the principal outstanding on the Promissory Notes was $0 and $140,000, respectively. At March 31, 2013 and 2012, accrued interest related to these Promissory Notes was $0 and $54,015, respectively. There was a reduction in the accrued interest of $53,300 for the year ended March 31, 2013 as a result of a Bankruptcy Court decision that the amount of the interest related to the Promissory Notes shall be $715. This reduction of $53,300 was reported in the statement of operations as part of "Reorganization items - Professional and other costs, net" for the year ended March 31, 2013.

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013



Note 7 - Commitments and Contingencies

Commitments

On February 12, 2010, the Company filed an adversary action in the Bankruptcy Court against GasRock, the holder of the then senior secured note payable seeking to avoid certain ownership interests assigned to GasRock in connection with the Term Credit Agreement and amendments thereto. On March 18, 2010, GasRock filed a motion with the Bankruptcy Court to dismiss the complaint. On October 21, 2010, the Bankruptcy Court issued an order on the Motion to Dismiss that dismissed three of the nine claims made in the adversary action. The Company, GasRock and Linc Energy executed a settlement agreement as of June 15, 2012, that called for the Company to make a payment of $500,000 to GasRock to dismiss all claims in the litigation by GasRock and in return the Company would receive a $525,000 payment form Linc Energy to settle other matters in the litigation. The settlement agreement was approved by the Bankruptcy Court in July 2012 and the respective payments among the parties were made and other issues in the agreement were settled as noted in this filing as of July 18, 2012. As a result of the settlement agreement, the Company incurred a reorganization loss of $25,000 that was written off and reported in the statement of operations for the year ended March 31, 2013.

Bankruptcy Proceedings

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

Litigation

A group of persons who purchased $1,776,750 of securities as part of the Company's private placement offering filed suit in 2009 against the Company alleging that securities laws were violated. Subsequently, these cases were dismissed and the Company entered into tolling agreements with thesestockholders to toll the statutes of limitations applicable to any claims related to the private placement. Thesestockholders filed a proof of claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations and in June 2011 the Bankruptcy Court found that these claims were subordinated to unsecured claims, as such they were settled as part of the Plan approved by the Bankruptcy Court in September 2012. These claims are covered under the Company's D&O insurance policy and at March 31, 2013 no claims have been filed by these stockholders.

A law firm that was formerly counsel to the Company filed a Proof of Claim for Prepetition fees, to which the Company objected with the Bankruptcy Court. The Company agreed to a settlement which the Bankruptcy Court approved in September 2012.

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

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

Note 8 - Stockholders' Equity

The Company's capital stock at March 31, 2013 and 2012 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At March 31, 2013 and 2012, a total of 119,862,791 and 119,316,723 shares of common stock were issued and outstanding, respectively.

Issuance of Common Stock

During the year ended March 31, 2013 the Company issued 546,068 shares of common stock as compensation for cancellation of 54,632,565 warrants. See Note 8 - Warrants.

Warrants

As part of the Plan approved by the Bankruptcy Court, warrant holders holding 54,632,565 warrants exercisable for shares of the Company's common stock are to be cancelled and the holders of these warrants will receive one share of the Company's common stock for every 100 shares of common stock the warrant holder would have been entitled to if the warrants were exercised. Therefore, the Company issued 546,068 shares of common stock to the warrant holders during October 2012 valued at $12,014 or $0.022 per share that was recorded as part of "Reorganization items - Professional and other costs, net" in the statement of operations for the year ended March 31, 2013.

Note 9 - Share-Based Compensation

Share-based awards to employees and directors are accounted for under ASC 718 "share-based payments". ASC 718 requires companies to recognize share-based payments to employees as compensation expense using a fair value method. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period on a straight-line basis, which generally represents the vesting period. The Company did not recognize a tax benefit from the stock compensation expense because it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date, the expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire).

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

Prior to the adoption of ASC 718, the Company reflected tax benefits from deductions resulting from the exercise of stock options as operating activities in the statements of cash flows. ASC 718 requires tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) be classified and reported as both an operating cash flow and a financing cash flow upon adoption of ASC 718. As a result of the Company's net operating losses, the excess tax benefits, which would otherwise be available to reduce income taxes payable, have the effect of increasing the Company's net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the statements of cash flows for the years ended March 31, 2013 and 2012.

Chief Executive Officer (CEO) and Non-Executive Director Non-Qualified Stock Option Grants

On October 27, 2009, in conjunction with the execution of Management Retention Agreements, the Company's CEO and each of the Company's three non-executive directors were granted non-qualified stock options to purchase 2.5 million shares of the Company's common stock at an exercise price of $0.035 per share. All of the non-qualified stock options are vested at March 31, 2013 and 2012 and expire on December 31, 2019.

During the years ended March 31, 2013 and 2012, the Company did not grant any non-qualified stock options.

2006 Stock Incentive Plan

On March 30, 2007, the Company's 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") was approved by its shareholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of the Company's common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2013 and 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan.

2013 Stock Incentive Plan

Effective March 29, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its Board of Directors. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 12 million shares of the Company's common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2013 and 2012, no options were granted, expired or exercised under the 2013 Stock Incentive Plan.

The following table summarizes stock option activity for the years ended March 31, 2013 and 2012.

                                      RANCHER ENERGY CORP
                                  NOTES TO FINANCIAL STATEMENTS
                                         MARCH 31, 2013


                                        2013                                              2012

                        Number of               Weighted Average          Number of               Weighted Average
                        Options                  Exercise Price            Options                 Excercise Price
                        ---------               ----------------          ---------               ----------------

Outstanding at
 beginning of year
  Non-qualified         10,000,000              $        0.035             10,000,000             $      0.035
  2006 Plan              1,375,000              $       0.0875              1,441,000             $      0.154

Granted
  Non-qualified                  -              $            -                      -             $          -
  2006 Plan                      -              $            -                      -             $          -

Exercised
  Non-qualified                  -              $            -                      -             $          -
  2006 Plan                      -              $            -                      -             $          -

Cancelled
  Non-qualified                  -              $            -                      -             $          -
  2006 Plan               (375,000)             $        0.142                (66,000)            $      0.279

Outstanding at March 31,
  Non-qualified         10,000,000              $        0.035             10,000,000             $      0.035
  2006 Plan              1,000,000              $        0.035              1,375,000             $     0.0875

Exercisable at March 31,
  Non-qualified         10,000,000              $        0.035             10,000,000             $      0.035
  2006 Plan              1,000,000              $        0.035              1,375,000             $     0.0875

The following table summarizes information for the outstanding and vested options at March 31, 2013:

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

                                                          Outstanding and
                                                           Vested Options
                                                        -------------------

   Number of shares
        Non-qualified                                   10,000,000
        2006 Plan                                        1,000,000
   Weighted average remaining contractual life
        Non-qualified                                   1.6 years
        2006 Plan                                       1.6 years
   Weighted average exercise price
        Non-qualified                                    $   0.035
        2006 Plan                                        $   0.035
   Aggregate intrinsic value
        Non-qualified                                    $     0
        2006 Plan                                        $     0

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

At March 31, 2013, all outstanding options were fully vested. No options were exercised during the year ended March 31, 2013. The Company did not realize any income tax expense related to the exercise of stock options for the years ended March 31, 2013 and 2012.

Note 10 - Income Taxes

The effective income tax rate for the years ended March 31, 2013 and 2012 differs from the U.S. Federal statutory rate due to the following:

                                                2013                2012
                                                ----                ----
Federal statutory income tax rate            $   75,000         $    308,000
State income taxes, net of federal benefit        6,000               26,000
Permanent items                                 (18,000)            (132,000)
Other, change in rate                           241,000              240,000
Change in valuation method                     (304,000)            (443,000)
                                               ---------            ---------
                                             $        -         $          -
                                              ==========            =========

The components of the deferred tax assets and liabilities at March 31, 2013 and 2012 are as follows:


                                                             2013          2012
                                                             ----          ----
Long-term deferred tax assets:
         Federal net operating loss carryforwards     $  30,555,000     $  30,623,000
         Stock based compensation                           824,000           824,000
         Accrued expenses                                   143,000           143,000
Long-term deferred tax liabilities:
         Property, plant and equipment                      (54,000)          (66,000)
         Valuation allowance                            (31,468,000)      (31,164,000)
                                                        -----------       -----------
Net long--term deferred tax assets                    $           -     $           -
                                                        ===========       ===========

The Company has net operating loss carryforwards of approximately $85,809,000 at March 31, 2013 and the Company's net operating losses begin to expire in 2024.

                              RANCHER ENERGY CORP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2013

The Company has provided a full valuation allowance for the deferred tax assets at March 31, 2013 and 2012, based on the likelihood that the deferred tax assets will not be utilized in the future.

Note 11 - Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $11,525 and $71,629 during the years ended March 31, 2013 and 2012, respectively that are included in the statement of operations. The amount owed to the law firm was $0 and $9,234 at March 31, 2013 and 2012, respectively.

Note 12 - Subsequent Events

We have evaluated subsequent events through June 7, 2013. Other than those set forth above, there have been no subsequent events after March 31, 2013 for which disclosure is required.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RANCHER ENERGY CORP.

Dated:  June 24, 2013
                            By: /s/ Jon C. Nicolaysen
                                -------------------------------------------
                                Jon C. Nicolaysen, Chief Executive Officer &
                                Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 24, 2013
                                          RANCHER ENERGY CORP.


                                          /s/ Jon C. Nicolaysen
                                          --------------------------------------
                                          Jon C. Nicolaysen
                                          Chief Executive Officer & Director


                                          /s/ A.L. Sid Overton
                                          --------------------------------------
                                          A.L. Sid Overton, Director


                                          /s/ Mathijs van Houweninge
                                          --------------------------------------
                                          Mathijs van Houweninge, Director


                                          /s/ Jeffrey B. Bennett
                                          --------------------------------------
                                          Jeffrey B. Bennett, Director