Form 10-Q
period 2013-06-30
RANCHER ENERGY CORP.
filed 2013-08-14
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2013

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

      For the transition period from _____________ to ___________________.


                        Commission file number: 000-51425

                              Rancher Energy Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Nevada                                        98-0422451
--------------------------                      -----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                  No.)

                                    PO Box 40
                               Henderson, CO 80640
                    (Address of principal executive offices)

                                 (303) 629-1122
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------

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

  Large accelerated filer [  ]                   Accelerated filer          [  ]
  Non-accelerated filer   [  ]                    Small reporting company    [x]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No []

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [x]

As of August 12, 2013, 119,862,791 shares of Rancher Energy Corp. common stock, $0.00001 par value, were outstanding.

                                Table of Contents
                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

         Balance Sheets - June 30, 2013 (Unaudited)
           and March 31, 2013 (Audited)........................................4

         Statements of Operations (Unaudited) for the Three Months Ended
           June 30, 2013 and 2012 .............................................5

         Statements of Cash Flows (Unaudited) for the Three Months
           Ended June 30, 2013 and 2012 .......................................6

         Statement of Changes in Stockholders' Equity for the Three Months
           Ended June 30, 2013 (Unaudited).....................................7

         Notes to Financial Statements (Unaudited).............................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........17

Item 4.  Controls and Procedures..............................................17


                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings....................................................18

Item 1A. Risk Factors.........................................................18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........22

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Mine and Safety Disclosures..........................................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits.............................................................23

SIGNATURES....................................................................24

Item 1.   Financial Statements


                              Rancher Energy Corp.
                                 Balance Sheets

                                                                     June 30,         March 31,
                                                                       2013              2013
                                                                   (unaudited)        (audited)
                                                                  ---------------   ---------------

                          ASSETS

Current Assets:
       Cash and cash equivalents                                      $1,950,873        $2,076,720
       Prepaid expenses and other                                         23,613            37,749
                                                                  ---------------   ---------------
           Total current assets                                        1,974,486         2,114,469
                                                                  ---------------   ---------------

Furniture and equipment, net of accumulated depreciation
       $207,160 and $198,844 respectively                                130,522           138,838
Deposits and other assets                                                200,000           200,000
                                                                  ---------------   ---------------
           Total other assets                                            330,522           338,838
                                                                  ---------------   ---------------

             Total assets                                             $2,305,008        $2,453,307
                                                                  ===============   ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accrued liabilities                                              $ 15,000          $ 15,000
                                                                  ---------------   ---------------
          Total current liabilities                                       15,000            15,000
                                                                  ---------------   ---------------


             Total liabilities                                          $ 15,000          $ 15,000
                                                                  ---------------   ---------------

Stockholders'  Equity
       Common stock, $0.00001 par value; 275,000,000 shares
        authorized, 119,862,791 shares issued and outstanding              1,200             1,200
       Additional paid-in capital                                     93,205,016        93,205,016
       Accumulated deficit                                           (90,916,208)      (90,767,909)
                                                                  ---------------   ---------------
          Total stockholders' equity                                   2,290,008         2,438,307
                                                                  ---------------   ---------------

             Total liabilities and stockholders' equity             $  2,305,008        $2,453,307
                                                                  ===============   ===============


See notes to these financial statements.


                                      Rancher Energy Corp.
                                    Statements of Operations
                                           (Unaudited)

                                                                       For the Three Months Ended
                                                                                  June 30,
                                                                     2013                     2012
                                                             ----------------------   ----------------------

Revenue                                                      $                   -    $                   -
                                                             ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                  140,707                  122,557
      Depreciation and amortization                                          8,316                    8,616
                                                             ----------------------   ----------------------
        Total operating expenses                                           149,023                  131,173
                                                             ----------------------   ----------------------

        (Loss) from operations                                            (149,023)                (131,173)
                                                             ----------------------   ----------------------

Other income (expense):
      Interest expense and financing costs                                       -                   (6,064)
      Interest and other income                                                724                   88,396
                                                             ----------------------   ----------------------
        Total other income                                                     724                   82,332
                                                             ----------------------   ----------------------

        (Loss) before reorganization items                                (148,299)                 (48,841)

Reorganization items:
      Professional and other costs, net                                          -                  (30,376)
                                                             ----------------------   ----------------------
        Total reorganization items                                               -                  (30,376)
                                                             ----------------------   ----------------------

         Net (loss)                                          $            (148,299)   $             (79,217)
                                                             ======================   ======================

Basic and diluted net (loss) per share                       $                0.00*   $                0.00*
                                                             ======================   ======================

Basic and diluted weighted average shares outstanding                  119,862,791              119,316,723
                                                             ======================   ======================

* Less than $0.01 per share

See notes to these financial statements.



                              Rancher Energy Corp.
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                       For The Three Months Ended
                                                                                                   June 30,
                                                                                        2013                 2012
                                                                                  -----------------    -----------------

Cash flows (used in) operating activities:
         Net (loss)                                                                $      (148,299)    $        (79,217)
Adjustments to reconcile net (loss) from operations to
         cash used in operating activities, before reorganization items:
         Reorganization items, net                                                               -               30,376
         Depreciation and amortization                                                       8,316                8,616
Changes in operating assets and liabilities:
         Accounts receivable and prepaid expenses                                           14,136               25,459
         Accounts payable and accrued liabilities                                                -               48,041
                                                                                  -----------------    -----------------

           Net cash used in operating activities                                          (125,847)              33,275

Cash flows used in investing activities                                                          -                    -

Cash flows from financing activities:                                                            -                    -
                                                                                  -----------------    -----------------

Increase (Decrease) in cash and cash equivalents                                          (125,847)              33,275

Cash and cash equivalents, beginning of period                                           2,076,720            3,229,858
                                                                                  -----------------    -----------------

Cash and cash equivalents, end of period                                          $      1,950,873     $      3,263,133
                                                                                  =================    =================

SUPPLEMENTAL SCHEDULE OF CASHFLOW INFORMATION
         Cash paid for interest                                                   $              -     $              -
                                                                                  =================    =================

         Cash paid for taxes                                                      $              -     $              -
                                                                                  =================    =================

See notes to these financial statements.


                                              Rancher Energy Corp.
                                  Statement of Changes in Stockholders' Equity
                                                   (Unaudited)

                                                                         Additional
                                                                           paid-in          Accumulated
                                        Shares            Amount           Capital           Deficit           Total
                                   ------------------   ------------   ----------------   --------------   --------------

Balance - March 31, 2013                 119,862,791        $ 1,200       $ 93,205,016     $(90,767,909)      $2,438,307

Net (loss) for the period                          -              -                  -         (148,299)      $ (148,299)

                                   ------------------   ------------   ----------------   --------------   --------------
Balance - June 30, 2013                  119,862,791        $ 1,200       $ 93,205,016     $(90,916,208)      $2,290,008
                                   ==================   ============   ================   ==============   ==============

See notes to these financial statements.

                              RANCHER ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
                                   (Unaudited)


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

Bankruptcy Filing
-----------------

On October 28, 2009, the Company filed a voluntary petition (the "Petition") for relief in the United States Bankruptcy Court, District of Colorado (the "Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"). The Company continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its plan of reorganization (the "Plan") was approved by the Bankruptcy Court and the Company was discharged from bankruptcy effective September 28, 2012. See Note 3 - Proceedings Under Chapter 11 of the Bankruptcy Code.

Financial Accounting  Standards Board (FASB) Accounting  Standards  Codification
(ASC) 852 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish Prepetition liabilities subject to compromise from both those Prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts. In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows. The Company adopted ASC 852-10 effective on October 28, 2010 and segregated those items as outlined above for all activity prior to September 28, 2012.

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

Cash and Cash Equivalents
-------------------------

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). At June 30, 2013, the Company had $1,700,873 in cash deposits in excess of FDIC insured limits.

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

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company's management. The discount rate is a rate that management believes is representative of current market conditions. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. At June 30, 2013 and March 31, 2013, the Company does not have any oil and gas properties.

Property and Equipment
----------------------

Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from five to ten years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense for the three months ended June 30, 2013 and 2012 was $8,316 and $8,616, respectively.

Revenue Recognition
-------------------

The Company currently has no revenue from operations. Otherwise, other income for the three months ended June 30, 2012 represented payments received for the resale of carbon dioxide under a supply and sales agreement that expired in December 2012.

Income Taxes
------------

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.
The Company assessed the likelihood of utilization of the deferred tax assets in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $14,564,478 has been fully reserved at June 30, 2013. At June 30, 2013, the Company had net operating loss carryforwards of approximately $37,700,000 that begin to expire in the year 2023.

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:
                                   For the Three Months Ended
                                            June 30,
                              -------------------------------------

                                   2013                2012
                              -----------------    ----------------

        Dilutive                           -                   -
        Anti-dilutive              1,507,171          60,111,454

Share-Based Payments
--------------------

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 6 - Share-Based Compensation.

Comprehensive Income (Loss)
---------------------------

The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive income (loss) is equal to net income (loss).

Major Customers
---------------

The Company's only source of income was from a carbon dioxide resale contract that expired in December 2012. The Company had no oil and gas operations during the three months ended June 30, 2013 and 2012, and no customers or billings as a result.

Off-Balance Sheet Arrangements
------------------------------

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 4, 2004 through June 30, 2013, the Company has not been involved in any unconsolidated SPE transactions.

Reclassification
----------------

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on the Company's net (loss).

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

Note 3 - Proceedings under Chapter 11 of the United States Bankruptcy Code

On October 28, 2009, the Company filed a Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Petition was filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its Plan was approved by the Bankruptcy Court and the Company was discharged from bankruptcy effective September 28, 2012. In general, as debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

In order to successfully exit Chapter 11 bankruptcy, the Company needed to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfied the requirements of the Bankruptcy Code. The plan of reorganization, among other things, resolved the Debtors' Prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. In addition to the need for Bankruptcy Court confirmation and satisfaction of Bankruptcy Code requirements, a plan of reorganization must be accepted by classes of holders of impaired claims and equity interests in order to become effective. The Company did satisfy these requirements with its Plan as evidenced by the Bankruptcy Court's approval. The Plan provided for the Company to pay the claims of its creditors as the assets of the Company allowed and permitted, but did not obligate the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date of September 28, 2012.

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

Note 4 - Commitments and Contingencies

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

Litigation
----------

A group of persons who purchased $1,776,750 of securities as part of the Company's private placement offering filed suit in 2009 against the Company alleging that securities laws were violated. Subsequently, these cases were dismissed and the Company entered into tolling agreements with these stockholders to toll the statutes of limitations applicable to any claims related to the private placement. These stockholders filed a proof of claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations and in June 2011 the Bankruptcy Court found that these claims were subordinated to unsecured claims, as such they were settled as part of the Plan approved by the Bankruptcy Court in September 2012.These claims are covered under the Company's D&O insurance policy and at June 30, 2013 no claims have been filed by these stockholders.

Note 5 - Stockholders' Equity

The Company's capital stock at June 30, 2013 and March 31, 2013 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At June 30, 2013 and March 31, 2013, a total of 119,862,791 shares of common stock were issued and outstanding.

Note 6 - Share-Based Compensation

During the three months ended June 30, 2013 and 2012, the Company did not issue any stock options.

2006 Stock Incentive Plan
-------------------------

On March 30, 2007, the Company's 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") was approved by its shareholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the Board of Directors were entitled to grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provided services to the Company or any related company. The participants to whom awards were granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options could not exceed 10 years. A total of 10 million shares of the Company's common stock were subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended June 30, 2013 and 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan which has been terminated by the Company. There are options to purchase 10,000,000 shares outstanding under the 2006 Plan as follows:


                             Vested/unvested       Exercise     Expiration Date
                                                   Price

Jon C. Nicolaysen                 2,500,000/0      $0.035        10/27/2014
A.L. Sid Overton                  2,500,000/0      $0.035        10/27/2014
Mathijs van Houweninge            2,500,000/0      $0.035        10/27/2014
Jeffrey B. Bennett                2,500,000/0      $0.035        10/27/2014


2013 Stock Incentive Plan
-------------------------

Effective March 29, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its Board of Directors. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 12 million shares of the Company's common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended June 30, 2013 and 2012, no options were granted, expired or exercised under the 2013 Stock Incentive Plan.

The following table summarizes information related to the outstanding and vested options at June 30, 2013:

                                                          Outstanding and
                                                           Vested Options
                                                        -----------------------

         Number of shares
              Non-qualified                                     10,000,000
              2006 Plan                                          1,000,000
              2013 Plan                                                  0

         Weighted average remaining contractual life
              Non-qualified                             1.6 years
              2006 Plan                                 1.6 years
              2013 Plan                                 N/A
         Weighted average exercise price
              Non-qualified                              $    0.035
              2006 Plan                                  $    0.035
              2013 Plan                                  $    N/A
         Aggregate intrinsic value
              Non-qualified                              $     0
              2006 Plan                                  $     0
              2013 Plan                                  $    N/A


The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

At June 30, 2013, all outstanding options were fully vested. No options were exercised during the three months ended June 30, 2013. The Company did not realize any income tax expense related to the exercise of stock options for the three months ended June 30, 2013 and 2012.

Note 7 - Related Party Transactions

 A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $5,360 and $0 during the three months ended June 30, 2013 and 2012, respectively that are included in the statement of operations.



Note 8 - Subsequent Events

The Company has evaluated subsequent events through July 22, 2013. Other than those set forth above, there have been no subsequent events after June 30, 2013 for which disclosure is required.

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

The forward-looking statements contained in this Quarterly Report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2013. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not intend to publicly update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Organization
------------

We are an independent energy company. From October 28, 2009 to September 28, 2012, we operated our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until our Plan was approved by the Bankruptcy Court when we were discharged from bankruptcy effective September 28, 2012.

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

Plan of Operations

The Company is not engaged in active business operations at the present time. Although we have previously received proposals for business opportunities from third parties, and we are continuing to seek out business opportunities with others in the energy production and/or distribution industry, and potentially other industries, we have not reached any definitive agreements for a business opportunity. Our current strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.


We intend to seek and review other opportunities in the energy production and/or distribution industry, and potentially other industries as we become aware of appropriate opportunities. However, to date we have not been able to find or negotiate acceptable terms with suitable business opportunities. In connection with any business acquisition, we may need additional financing which may not be available to us as a former shell company on reasonable terms. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to execute upon any business opportunity.

Results of Operations
---------------------

Three months ended June 30, 2013 compared to three months ended June 30, 2012:

Overview. For the three months ended June 30, 2013, we reported a net loss from operations of $148,299 or $0.00 per basic and fully-diluted share, compared to a net loss of $79,217 or $0.00 per basic and fully-diluted share, for the three months ended June 30, 2012. Discussions of individually significant period to period variances follow.

General and administrative expense. For the three months ended June 30, 2013, we incurred general and administrative expenses of $140,707 as compared to $122,557 for the corresponding three months ended June 30, 2012. The general and administrative were relatively similar as a result of the Company downsizing its operations.

Reorganization items. Reorganization items totaled $0 for the three months ended June 30, 2013 as compared to $30,376 for the three months of 2012. This decrease was the result of the Company not being in bankruptcy in 2013.

Interest and other income.The Company entered into an agreement to assign interests in a CO2 supply agreement to Merit Energy Company beginning in December 2010. In return for this assignment, the Company receives a fee of $0.03 per Mcf purchased by Merit under this supply agreement which expired in December 2012. Thus, during the three months ended June 30, 2013, the Company recognized interest income of $724 as compared to interest and other income of $88,396 for the three months of 2012.

Liquidity and Capital Resources
-------------------------------

The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2013 and 2012 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $91 million for the period from incorporation, February 4, 2004, to June 30, 2013.

Now that we have emerged from bankruptcy and that the revenue from the CO2 supply agreement has expired, we expect that our monthly operating expenses will exceed monthly income by approximately $40,000 until we are able to pursue other business opportunities in the oil and gas industry.

There is no assurance that we will be able to raise the capital or funds necessary to analyze and pursue other oil and gas related opportunities and thus in the meantime we will rely on our net cash of approximately $1.95 million in the bank.

Cash flows used in operations increased during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to a decrease in the Company's other income from the Merit Energy Company contract that terminated in December 2012.

During the three months ended June 30, 2013, management of the Company continued to hold discussions with the principals of other energy companies in an effort to acquire oil and gas assets and enhance the value of the Company. These discussions did not materialize in the acquisition of assets but management is confident in its ability to acquire assets and will continue to seek other potential opportunities.

Off-Balance Sheet Arrangements
------------------------------

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies and Estimates
------------------------------------------

Critical accounting policies and estimates are provided in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 8 - Financial Statements and Supplementary Data, both of which are included in Part II of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Additional disclosures are provided in Notes to Financial Statements (unaudited) which are included in Item 1 - Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures
----------------------------------

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal financial officer and acting chief accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion by our Chief Executive Office is the identification of the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2013 and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

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


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

NONE.

ITEM 1A. Risk Factors

        Although not required for smaller reporting companies, the Company has determined that risk factors are material to an understanding of its past business and future plans and, therefore, set them forth here.

         An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below in connection with any decision whether to acquire, hold or sell our securities. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occurs, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have no business operations.

         We currently are not engaged in any business operations, although we are beginning the process of considering alternatives including the dissolution of Rancher Energy or entering into a business combination or otherwise recommencing business should an attractive opportunity become available. We cannot offer any assurances that we will be able to complete any business combination. We can also offer no assurance that if we do complete any business combination, we will be able to do so on commercially-reasonable terms, in a manner that could be advantageous to our shareholders, or that the combination will, ultimately, be successful.

We have not instituted corporate governance policies or procedures and we have no independent directors.

         Rancher Energy currently only has one executive officer who is an employee and who serves as our chief executive officer, our principal financial officer and acting chief accounting officer. Rancher Energy has two independent directors, an audit committee, and it retains a certified public accountant who provides accounting assistance.

Our failure to maintain effective internal control over financial reporting may not allow us to accurately report our financial results, which could cause our financial statements to become materially misleading and adversely affect the trading price of our stock.

         In our annual reports on Form 10-K for the fiscal years ended March 31, 2013 and 2012, we reported the determination of our management that we had a material weakness in our internal control over financial reporting. The determination was made by management that we did not adequately segregate duties of different personnel in our accounting department due to an insufficient complement of staff and inadequate management oversight and due to the fact that we do not have any operations. While we have made progress in remediating the weakness and have hired a CPA consultant to assist in doing so, we have not completely remediated the weaknesses due to limited resources to add additional experienced staff. The Company has not implemented a process whereby journal entries are reviewed and approved before being entered into the general ledger, and in general has not implemented comprehensive entity-level internal controls. In addition, management has failed to implement and monitor appropriate period end cutoff procedures and to implement adequate timely approval of bank account reconciliations. Until we obtain sufficient financing we will not be able to correct the material weakness in our internal control over financial reporting, and our business could be harmed and the stock price of our common stock could be adversely affected.

We may become subject to the regulations under the Investment Company Act of 1940 and subject to regulation that would impose significant responsibilities and restrictions on our ability to do business.

         The Investment Company Act of 1940 (the "ICA") is intended to impose additional regulation on companies whose business is to invest or reinvest in, hold, or trade securities of other companies. Companies who own investment securities constituting more than 40% of their assets (not including cash or government securities) are by definition subject to ICA regulation unless the "transient investment company" exemption applies. If Rancher Energy were to become an investment company, we will be subject to a significant amount of additional regulation, significant restrictions in our ability to do business, and significant restrictions on any relationship with affiliates. We will also be subject to more detailed SEC scrutiny and subject to the registration and reporting requirements of the ICA in addition to the reporting requirements of the 1934 Act. Compliance with these new obligations will restrict Rancher Energy's opportunities to conduct its business as it has heretofore done, and will result in significantly greater regulatory compliance expenses.

It is likely that any efforts we may make to acquire a business or to raise capital will result in substantial additional dilution to our shareholders.

         With any business combination or acquisition in which we engage, Rancher Energy will likely issue shares of its common stock rather than paying cash for the business (as we will likely need our cash for operations). Moreover, if we raise capital for any operations in the future or issue stock for a business combination or acquisition, such action may require the issuance of equity or debt securities which will likely result in substantial dilution to our existing shareholders. Although we will attempt to minimize the dilutive impact of any future business acquisition or capital-raising activities, we cannot offer any assurance that we will be able to do so.

The Company has agreed to indemnification of officers and directors as is permitted by Nevada Statute.

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

Our common stock has and may continue to experience price volatility.

         Our common stock is traded on the OTC Bulletin Board. Since July 1, 2006, our stock has traded as high as $3.38 per share (December 2006) and as low as $0.01 per share (July 2013). During that period, our trading volume has ranged from as low as 0 shares per week (July 3, 2006) to as high as 30,783,800 shares per week (April 26, 2013). Until a larger secondary market for our common stock develops, the price of and trading volume for our common stock will likely continue to fluctuate substantially. The price of and trading volume for our common stock is impacted not only by our performance and announcements, but also by general market conditions and other factors that are beyond our control or influence and which may be unrelated to our performance.

Our common stock is subject to the penny stock rules which limits the market for our common stock.

         Rancher's stock is classified as a "penny stock" because it is quoted on the OTC Bulletin Board with a market price below $5.00 per share, and because we have no active business operations. SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

Our Securities are not currently eligible for sale under Rule 144.

         Rule 144, as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. We are a shell company. As a result, the holders of our restricted securities and control shares cannot rely upon Rule 144 for the resale of those securities now or at any time in the future unless certain conditions established in Rule 144(i) are met. These conditions are:

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

         The only way for our restricted securities or control shares to be eligible for resale prior to the conditions of Rule 144 being met, is for us to have registered them with the SEC on a Registration Statement on Form S-1 and such registration being declared effective by the SEC. At the time of this filing, management has no plans to file a registration statement with the SEC. Notwithstanding the unavailability of Rule 144, other exemptions may be available.

         A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. Furthermore, the continuing requirements of Rule 144(i) may have a depressive effect upon other persons considering acquiring the Company's common stock or when considering a business combination with the Company.

Indemnification of officers and directors  may result in unanticipated expenses.

         The Nevada corporation law and our certificate of incorporation and bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with us or activities on our behalf. We also will bear the expenses of such litigation for any of their directors, officers, employees, or agents, upon such person's promise to repay them if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup and could direct funds away from our business and products (if any).

Our executive officers are involved in other ongoing business opportunities.

         Our executive officers are each involved in other ongoing business opportunities, any of which could cause time conflicts and other various conflicts of interest with respect to such officer's duties and obligations to Rancher Energy.

We have significant obligations under the Securities Act of 1934.

         Because we are a public company filing reports under the Securities Exchange Act of 1934, we are subject to increased regulatory scrutiny and extensive and complex regulation. The Securities and Exchange Commission has the right to review the accuracy and completeness of our reports, press releases, and other public documents. In addition, we are subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records. Normally these activities are overseen by an audit committee consisting of qualified independent directors. We have not appointed any independent directors. Consequently, the protections normally provided to shareholders by independent directors are not available. Although we hope to appoint qualified independent directors in the future should we enter into a business combination or acquire a business, we cannot offer any assurance that we will locate any person willing to serve in that capacity.

Forward-looking statements may prove to be inaccurate.

         In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. It should be noted that because we are a "penny stock," the protections provided by
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 do not apply to us. We have attempted to qualify our forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of "bespeaks caution" and other protections.

         Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements to be different from any future results, performance and achievements expressed or implied by these statements. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this prospectus. Other unknown or unpredictable factors also could have material adverse effects on our future results.

Risks Relating to the energy production and/or distribution industry. Should the Company become involved in the energy production and/or distribution industry, it would be subject to at least the following risk factors applicable to the industry.

         Historically, the markets for natural gas and oil have been volatile and they are likely to continue to be volatile. As with most other companies involved in resource exploration and development, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sales of oil or natural gas. Any focus on exploration activities therefore would expose us to greater risks than are generally encountered in later-stage oil and natural gas property development companies.

         Companies that explore for and develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state, local and tribal laws and regulations, including complex tax and environmental laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state, local and tribal agencies and authorities. The Company's ability to obtain, sustain and renew these permits on acceptable terms and without unfavorable restrictions or conditions is subject to a change in regulations and policies and to the discretion of the applicable governmental agencies or authorities, among other factors.

         Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and gas.

         The oil and natural gas industry is subject to significant competition, which may adversely affect our ability to compete.


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


                                                RANCHER ENERGY CORP.



Dated: August 12, 2013                          By: /s/ Jon C. Nicolaysen
                                                    ----------------------------
                                                    Jon C. Nicolaysen
                                                    President, Chief Executive
                                                    Officer, and Acting Chief
                                                    Financial Officer