Form 10-Q
period 2013-09-30
RANCHER ENERGY CORP.
filed 2013-11-13
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-51425

Rancher Energy Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 40 Henderson, CO 80640 (Address of principal executive offices) (303) 629-1122 (Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ x ] No [  ]

As of November 11, 2013, 119,862,791 shares of Rancher Energy Corp. common stock, $0.00001 par value, were outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Rancher Energy Corp.
Balance Sheets

	September 30,	March 31,
	2013	2013
	(unaudited)	(audited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,772,614	$2,076,720
Prepaid expenses and other	9,321	37,749
Total current assets	1,781,935	2,114,469

Furniture and equipment, net of accumulated depreciation of
$215,416 and $198,844 respectively	122,206	138,838
Deposits and other assets	200,000	200,000
Total other assets	322,206	338,838

Total assets	$2,104,141	$2,453,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$23,713	$15,000
Total current liabilities	23,713	15,000

Total liabilities	$23,713	$15,000

Stockholders' Equity
Common stock, $0.00001 par value; 275,000,000 shares
authorized, 119,862,791 shares issued and outstanding	1,200	1,200
Additional paid-in capital	93,205,016	93,205,016
Accumulated deficit	(91,125,788)	(90,767,909)
Total stockholders' equity	2,080,428	2,438,307

Total liabilities and stockholders' equity	$2,104,141	$2,453,307

See notes to these financial statements.

Rancher Energy Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	September 30,			September 30,
	2013	2012		2013	2012

Revenue	$—	$—		$—	$—

Operating expenses:
General and administrative expenses	201,829	152,838		342,535	275,395
Depreciation and amortization	8,316	8,616		16,632	17,232
Total operating expenses	210,145	161,454		359,167	292,627

(Loss) from operations	(210,145)	(161,454)		(359,167)	(292,627

Other income (expense):
Interest expense and financing costs	—	53,300		—	47,236
Interest and other income	724	148,754		1,288	237,150
Total other income	724	202,054		1,288	284,386

Income (loss) before reorganization items	(209,421)	40,600		(357,879)	(8,241)

Reorganization items:
Credit of professional and legal fees		81,550		—	51,173
Total reorganization items	—	81,550		—	51,173

Net income (loss)	$(209,421)	$122,150		$(357,879)	$42,932

Basic and diluted net income (loss) per share	$0.00 *	$0.00	*	$0.00 *	$0.00	*

Basic and diluted weighted average shares outstanding	119,862,791	119,316,723		119,862,791	119,316,723

* Less than $0.01 per share

See notes to these financial statements.

Rancher Energy Corp.
Statement of Changes in Stockholders' Equity
(Unaudited)

			Additional
			paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2013	119,862,791	$1,200	$93,205,016	$(90,767,909)	$2,438,307

Net (loss) for the period	—	—	—	(357,879)	$(357,879)

Balance - September 30, 2013	119,862,791	$1,200	$93,205,016	$(91,125,788)	$2,080,428

See notes to these financial statements.

Rancher Energy Corp.
Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	September 30, 2013
	2013	2012

Cash flows used in operating activities:
Net income (loss)	$(357,879)	$42,932
Adjustments to reconcile net income (loss) to cash used in
operating activities:
Loss from settlement	$—	$25,000
Reorganization items, net	—	(51,173)
Depreciation and amortization	16,632	17,232
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	28,428	257,998
Accounts payable and accrued liabilities	8,713	(986,947)

Net cash used in operating activities	(304,106)	(694,958)

Cash flows used in investing activities	—	—

Cash flows from financing activities:	—	—

(Decrease) in cash and cash equivalents	(304,106)	(694,958)

Cash and cash equivalents, beginning of period	2,076,720	3,229,858

Cash and cash equivalents, end of period	$1,772,614	$2,534,900

SUPPLEMENTAL SCHEDULE OF CASHFLOW INFORMATION
Cash paid for interest	$—	$10,107

Cash paid for taxes	$—	$—

See notes to these financial statements.

Rancher Energy Corp.
Notes to Financial Statements

Note 1 – Business Organization

Organization

Rancher Energy Corp. (“Rancher Energy” or the “Company”) formerly known as Metalex Resources, Inc. (“Metalex”) was incorporated in Nevada on February 4, 2004.

Metalex was formed for the purpose of acquiring, exploring and developing mining properties. On April 18, 2006, the stockholders of Metalex voted to change its name to Rancher Energy Corp. and announced that it changed its business plan and focus from mining to oil and gas.

Bankruptcy Filing

On October 28, 2009, the Company filed a voluntary petition (the “Petition”) for relief in the United States Bankruptcy Court, District of Colorado (the “Bankruptcy Court”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code,” 11 U.S.C. § 1101 et seq.). The Company continued to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its plan of reorganization (the “Plan”) was approved by the Bankruptcy Court and the Company was discharged from bankruptcy effective September 28, 2012. See Note 3 – Proceedings Under Chapter 11 of the Bankruptcy Code.

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

As the Company emerged from bankruptcy, it reviewed the use of “Fresh-start” accounting and determined that under ASC 852, the Company does not qualify to use the provisions of “Fresh-start” accounting. The Company’s voting shareholders immediately before the confirmation date do not own less than 50% of the voting shares of the emerging entity.

Note 2 – Summary of Significant Accounting Policies

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

Rancher Energy Corp.
Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), although such deposits are in excess of the insurance coverage. At September 30, 2013, the Company had $1,522,614 in cash deposits in excess of FDIC insured limits.

Oil and Gas Producing Activities

The Company has only recently re-engaged in oil and gas producing activities as reflected below in Note 8 – Subsequent Events. In accounting for oil and gas producing activities, the Company uses the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures within the consolidated statements of cash flows. The costs of development wells are capitalized whether or not proved reserves are found. Costs of unproved leases, which may become productive, are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair value and are not subject to amortization.

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

The Company complies with ASC 932, “Extractive Activities – Oil and Gas”. As of March 31, 2013 and September 30, 2013, the Company did not have any existing capitalized exploratory well costs, and has therefore determined that there are no suspended well costs that should be impaired.

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. At September 30, 2013 and March 31, 2013, the Company did not have any oil and gas properties.

Property and Equipment

Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from five to ten years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense for the three and six months ended September 30, 2013 and 2012 was $8,316 and $16,632, respectively.

Rancher Energy Corp.
Notes to Financial Statements

Revenue Recognition

The Company currently has no revenue from operations although during the three and six months ended September 30, 2013, the Company did have Other Income (Expense). Other income for the three and six months ended September 30, 2012 represented payments received for the resale of carbon dioxide under a supply and sales agreement that expired in December 2012 and (during both the 2012 and 2013 periods) a nominal amount of interest received from financial institutions for funds on deposit.

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

The Company assessed the likelihood of utilization of the deferred tax assets in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $14,645,476 has been fully reserved at September 30, 2013. At September 30, 2013, the Company had net operating loss carryforwards of approximately $37,900,000 that begins to expire in the year 2023.

The Company adopted the provisions of ASC 740, “Income Taxes” on April 1, 2007. FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. The adoption of ASC 740 had an immaterial impact on the Company’s financial position and did not result in unrecognized tax benefits being recorded. Subsequent to adoption, there have been no changes to the Company’s assessment of uncertain tax positions. Accordingly, no corresponding interest and penalties have been accrued. The Company’s policy is to recognize penalties and interest, if any, related to uncertain tax positions as general and administrative expense. The Company files income tax returns in the U.S. Federal jurisdiction and various states.

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

	For the Six Months Ended September 30,
	2013	2012

Dilutive	—	—
Anti-dilutive	1,507,171	60,111,454

Rancher Energy Corp.
Notes to Financial Statements

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

Major Customers

During 2012, the Company’s only source of income was from a carbon dioxide resale contract that expired in December 2012. The Company had no oil and gas operations during the three and six months ended September 30, 2013 and 2012, and no customers or billings as a result.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 4, 2004 through September 30, 2013, the Company has not been involved in any unconsolidated SPE transactions.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on the Company’s net (loss).

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 3 – Proceedings under Chapter 11 of the Bankruptcy Code

On October 28, 2009, the Company filed a Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Petition was filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company continued to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its Plan was approved by the Bankruptcy Court and the Company was discharged from bankruptcy effective September 28, 2012. In general, as debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

To exit Chapter 11 bankruptcy, the Company proposed and obtained Bankruptcy Court confirmation of a plan of reorganization that satisfied the requirements of the Bankruptcy Code. The plan of reorganization, among other things, resolved the Debtors' Prepetition obligations, set forth the revised capital structure of the newly reorganized entity, and provided for corporate governance subsequent to exit from bankruptcy. The plan of reorganization was accepted by classes of holders of impaired claims and equity interests. As approved, the Plan required the Company to pay the claims of its creditors as the assets of the Company allowed and permitted, but did not obligate the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date of September 28, 2012.

Rancher Energy Corp.
Notes to Financial Statements

The Company’s historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities as a consequence of confirmation of the Plan and, more specifically, since the Company as it emerged from bankruptcy did not qualify to use “Fresh-start” accounting contemplated in ASC 852.

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

Reorganization Items

Reorganization items represent the direct and incremental costs related to the Company's Chapter 11 case, such as professional fees incurred, net of interest income earned on accumulated cash during the Chapter 11 process. These were recognized in the three and six months ended September 30, 2012; the Company recognized no such items in the 2013 periods.

Note 4 – Commitments and Contingencies

Bankruptcy Proceedings

On October 28, 2009, the Company filed a Petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Colorado. The Company continued to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its Plan was approved by the Bankruptcy Court and became effective September 28, 2012. All pending or threatened litigation or claims involving the Company were automatically stayed as a result of the bankruptcy filing, and all such claims subject to compromise or modification through the terms of any plan of reorganization filed by the Company in the bankruptcy proceedings. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date of September 28, 2012. See Note 3 - Proceedings Under Chapter 11 of the United States Bankruptcy Code.

Litigation

A group of persons who purchased $1,776,750 of securities as part of the Company’s private placement offering filed suit in 2009 against the Company alleging that securities laws were violated. Subsequently, these cases were dismissed and the Company entered into tolling agreements with these stockholders to toll the statutes of limitations applicable to any claims related to the private placement. These stockholders filed a proof of claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations and in June 2011 the Bankruptcy Court found that these claims were subordinated to unsecured claims, as such they were settled as part of the Plan approved by the Bankruptcy Court in September 2012.These claims are covered under the Company’s D&O insurance policy and at September 30, 2013 no claims have been filed by these stockholders.

Note 5 – Stockholders’ Equity

The Company’s capital stock at September 30, 2013 and March 31, 2013 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At September 30, 2013 and March 31, 2013, a total of 119,862,791 shares of common stock were issued and outstanding.

Rancher Energy Corp.
Notes to Financial Statements

Note 6 – Share-Based Compensation

During the six months ended September 30, 2013 and 2012, the Company did not issue any stock options.

2006 Stock Incentive Plan

On March 30, 2007, the Company’s 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) was approved by its shareholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the Board of Directors were entitled to grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provided services to the Company or any related company. The participants to whom awards were granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options could not exceed 10 years. A total of 10 million shares of the Company’s common stock were subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the six months ended September 30, 2013 and 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan which has been terminated by the Company. There are options to purchase 10,000,000 shares outstanding under the 2006 Plan as follows:

	Vested/unvested	Exercise Price	Expiration Date

Jon C. Nicolaysen	2,500,000/0	$0.035	10/27/2019
A.L. Sid Overton	2,500,000/0	$0.035	10/27/2019
Mathijs van Houweninge	2,500,000/0	$0.035	10/27/2019
Jeffrey B. Bennett	2,500,000/0	$0.035	10/27/2019

2013 Stock Incentive Plan

Effective March 29, 2013, the Company’s 2013 Stock Option and Award Plan (the “2013 Stock Incentive Plan”) was approved by its Board of Directors. No options have been granted under the 2013 Stock Incentive Plan, and the Board of Directors has not determined whether to submit the 2013 Stock Incentive Plan to the Company’s stockholders for approval.

Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 12 million shares of the Company’s common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the six months ended September 30, 2013 and 2012, no options were granted, expired or exercised under the 2013 Stock Incentive Plan.

Rancher Energy Corp.
Notes to Financial Statements

The following table summarizes information related to the outstanding and vested options at September 30, 2013:

Outstanding and
Vested Options

Number of shares
Non-qualified	10,000,000
Weighted average remaining contractual life
Non-qualified	6.1 years
Weighted average exercise price
Non-qualified	$0.035
Aggregate intrinsic value
Non-qualified	$0

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

At September 30, 2013, all outstanding options were fully vested. No options were exercised during the six months ended September 30, 2013. The Company did not realize any income tax expense related to the exercise of stock options for the six months ended September 30, 2013 and 2012.

Note 7 – Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $12,835 and $6,325 during the six months ended September 30, 2013 and 2012, respectively that are included in the statement of operations.

Note 8 – Subsequent Events

Participation Agreement

On October 3, 2013, the Company entered into a Participation Agreement with PetroShare Corp., a privately-held Colorado corporation not affiliated with the Company (“PetroShare”), for the purposes of drilling at least one and up to two oil and/or gas wells to test the Niobrara formation to a depth of approximately 7,850 feet total vertical depth in Moffatt County, Colorado.

On October 7, 2013, the Company paid 30% of the costs of drilling the first well (Kowach 3-25) in exchange for a 30% working interest (25.309% net revenue interest) subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if the Company and PetroShare do not complete a business combination. The Company and PetroShare have entered into a non-binding letter of intent by which the two parties are negotiating and pursuing a business combination. Any business combination will be subject to approval by the Company’s stockholders and a number of other conditions.

The estimated cost for drilling the first well is $1,824,460 ($547,338 net to the Company) and if warranted an additional $471,772 for completion ($141,517 to the Company). The Company has an option not to participate in the second well, based on the results obtained from the first well. If the Company participates in the second well (of which there can be no assurance), the estimated cost for drilling the second well (Voloshin 3-25) is $1,982,998 ($549,899 net to the Company) and if warranted an additional $474,247 for completion ($142,274 to the Company).

Drilling of the first well commenced on November 6, 2013, and is continuing at the time of the filing of this Quarterly Report. PetroShare is the operator of the wells. Two other companies, not affiliated with the Company or PetroShare, are also participating in the drilling operation.

In October 2013, Rancher and PetroShare also entered into a non-binding letter of intent by which the two parties agreed to negotiate and pursue a business combination. Any business combination will be subject to approval by Rancher’s stockholders and a number of other conditions precedent.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical are “forward-looking statements,” as that term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve a number of risks and uncertainties. These forward-looking statements include, among others, the following:

  Business strategy;
  Ability to obtain any additional financial resources needed to continue operations, to repay secured debt, and to purchase additional oil and gas properties;
  Inventories, projects, and programs;
  Other anticipated capital expenditures and budgets;
  Future cash flows and borrowings;
  The availability and terms of financing;
  Ability to obtain permits and governmental approvals;
  Financial strategy;
  General and administrative costs;
  Future operating results; and
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

Organization

Until October 2013 we were classified as a “shell company” under SEC rules and had no business operations. From October 28, 2009 to September 28, 2012, we operated our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until our Plan was approved by the Bankruptcy Court when we were discharged from bankruptcy effective September 28, 2012. As a result of a Participation Agreement entered into with PetroShare Corp. for the drilling of up to two oil wells (described in more detail below), we now consider the Company to be an independent energy company.

The following summarizes our goals and objectives for the next twelve months:

•	Minimize our operating and administrative expenses;
•	Continue to negotiate and pursue a business combination with PetroShare Corp.;
•	Meet our obligations under the Participation Agreement; and
•	If the PetroShare business combination does not mature, pursue and analyze any and all other oil and gas related opportunities.

Proceedings under Chapter 11

On October 28, 2009, we filed a Petition for relief in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code. As a result of the bankruptcy filing, we continued to operate our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Bankruptcy Court until we emerged from bankruptcy in September 2012. We devoted efforts to resolve our liquidity problems and develop a reorganization plan that was finally approved by the Bankruptcy Court. As of the date of filing this quarterly report, no creditor has a lien on our cash.

On April 30, 2012, we filed our Plan with the Bankruptcy Court. The Plan provided for us to pay the claims of our creditors as the assets of the Company allowed and permitted but did not obligate us to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Bankruptcy Court approved the Plan and the Plan became effective September 28, 2012.

Plan of Operations

The Company is not engaged in active business operations at the present time, except the ongoing drilling operations with PetroShare and others under the Participation Agreement signed in October 2013. Although we have previously received proposals for business opportunities from third parties and have entered into a non-binding letter of intent with PetroShare, we have not reached any definitive agreements for a business opportunity.

Our strategy is to acquire an operating business and to participate as a non-operating partner in drilling operations. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms, and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

On October 3, 2013, we executed a Participation Agreement with PetroShare Corp. for the purposes of drilling up to two oil and/or gas wells to test the Niobrara formation at a depth of approximately 7,850 feet total vertical depth (TVD) in Moffatt County, Colorado.

On October 7, 2013, Rancher paid 30% of the costs of drilling the first well (Kowach 3-25) in exchange for a 30% working interest (25.309% net revenue interest), subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if Rancher and PetroShare do not complete a business combination. Rancher and PetroShare have entered into a non-binding letter of intent by which the two parties are negotiating and pursuing a business combination. Any business combination will be subject to approval by Rancher’s stockholders and a number of other conditions precedent.

The estimated cost for drilling the first well is $1,824,460 ($547,338 net to Rancher), and if warranted an additional $471,772 for completion ($141,517 net to Rancher). Rancher has an option not to participate in the second well, based on the results obtained from the first well. If Rancher participates in the second well (of which there can be no assurance), the estimated cost for drilling the second well (Voloshin 3-25) is $1,982,998 ($594,899 net to Rancher), and if warranted an additional $474,247 for completion ($142,274 net to Rancher).

Drilling on the first well commenced on November 6, 2013, and is continuing at the time of the filing of this Quarterly Report. PetroShare is the operator of the wells pursuant to a standard AAPL Form 610 operating agreement and exhibits thereto. Two other companies, not affiliated with either Rancher or PetroShare, are also participating in the drilling operation.

Pursuant to the Participation Agreement described above, upon payment, Rancher acquired a 30% working interest in the oil and gas leases on the property. Rancher believes this to be a significant amount of assets acquired otherwise than in the ordinary course of business.

Prior to the above-described acquisition of the working interest, Rancher was a shell company. As a result of the acquisition of the working interest, and as a result of the beginning of operations as a party to the Participation Agreement and AAPL Form 610 operating agreement, we believe Rancher is no longer a shell company. Nevertheless, if the operations under the Participation Agreement and the operating agreement are fruitless, Rancher may become a shell company once again.

In connection with any business acquisition, we may need additional financing which may not be available to us as a former shell company on reasonable terms. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to execute upon any business opportunity.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

Overview. For the three months ended September 30, 2013, we reported a net loss of $(209,421) or $(0.001) per basic and fully-diluted share compared to net income of $122,150 or $0.0005 per basic and fully-diluted share for the three months ended September 30, 2012. Discussions of individually significant period-to-period variances follow.

General and administrative expenses. For the three months ended September 30, 2013, we incurred general and administrative expenses of $201,829 as compared to $152,838 for the corresponding three months ended September 30, 2012. These general and administrative expenses increased by 32% as a result of the Company’s increased activities in seeking appropriate business combinations, engaging in its negotiations with PetroShare, and the increased related legal and other professional costs incurred.

Reorganization items. Reorganization items for the three months ended September 30, 2013 were $0 as the result of the Company no longer being in Bankruptcy as compared to a credit of $81,550 for the three months ended September 30, 2012 as a result of items of credit specifically related to our reorganization following the filing of the Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. This credit consisted entirely of professional fees and legal counsel for assistance with our reorganization plan and other bankruptcy related matters and this credit was the result of over-accruing these costs in the prior periods.

Interest and other income. Interest and other income reduced significantly from the three months ended September 30, 2012 as compared to the same period of 2013. During the 2012 period, the Company recognized income of $53,300 as a result of a reduction of interest expense and financing costs charged in prior periods as well as recognized $148,754 of interest and other income. During the comparable three month period in 2013, the Company only recognized $724 in interest income.

The 2012 three month period was primarily characterized by the completion of the reorganization under the Bankruptcy Code and the revenue received from Merit Energy Company under a CO2 supply agreement (beginning in December 2010; expired December 31, 2012). The Company received a fee of $0.03 per Mcf purchased by Merit under the now-expired supply agreement. The credit to the interest expense and financing costs of $53,300 recognized during the three month period was due primarily to the reduction of the interest the Company owed on the $140,000 in Promissory Notes as a result of the reorganization under the Bankruptcy.

Since the CO2 supply agreement expired in December 2012 and the Company did not recognize any additional costs associated with the completion of the reorganization in 2013, other income in the three months ended September 30, 2013 was only the nominal amount of interest ($724) earned by the Company’s funds on deposit with financial institutions.

Six months ended September 30, 2013 compared to six months ended September 30, 2012:

Overview. For the six months ended September 30, 2013, we reported a net loss of $357,879 or $0.0016 per basic and fully-diluted share compared to net income of $42,932 or $0.0002 per basic and fully-diluted share for the six months ended September 30, 2012. Discussions of individually significant period to period variances follow.

General and administrative expenses. For the six months ended September 30, 2013, we incurred general and administrative expenses of $342,535 as compared to $275,395 for the corresponding six months ended September 30, 2012. These general and administrative expenses increased by 24% as a result of the Company’s increased activities in seeking appropriate business combinations, engaging in its negotiations with PetroShare, and the increased related legal and other professional costs incurred.

Reorganization items. Reorganization items for the six months ended September 30, 2013 of $0 as the result of the Company no longer being in Bankruptcy as compared to a credit of $51,173 for the six months ended September 30, 2012 as a result of items of credit specifically related to our reorganization following the filing of the Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court on October 28, 2009. This credit consisted entirely of professional fees and legal counsel for assistance with our reorganization plan and other bankruptcy related matters and this credit was the result of over accruing these costs in the prior periods.

Interest and other income. Interest and other income reduced significantly from the six months ended September 30, 2012 as compared to the same period of 2013. During 2012 period, the Company recognized income of $47,236 as a result of a reduction of interest expense and financing costs charged in prior period as well as recognized $237,150 of interest and other income. During the comparable six month period in 2013, the Company only recognized $1,288 in interest income.

The 2012 six month period was primarily characterized by the completion of the reorganization under the Bankruptcy Code and the revenue received from Merit Energy Company under a CO2 supply agreement (beginning in December 2010; expired December 31, 2012). The Company received a fee of $0.03 per Mcf purchased by Merit under the now-expired supply agreement. The credit to the interest expense and financing costs of $47,326 recognized during the six month period was due primarily to the reduction of the interest the Company owed on the $140,000 in Promissory Notes as a result of the reorganization under the Bankruptcy Code.

Since the CO2 supply agreement expired in December 2012 and the Company did not recognize any additional costs associated with the completion of the reorganization in 2013, other income in the six months ended September 30, 2013 was only the nominal amount of interest ($1,288) earned by the Company’s funds on deposit with financial institutions.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2013 and 2012 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $91 million for the period from incorporation, February 4, 2004, to September 30, 2013.

Now that we have emerged from bankruptcy, the revenue from the CO2 supply agreement has expired, and we have incurred contractual obligations under the Participation Agreement with PetroShare, we expect that our monthly operating expenses will significantly exceed monthly income, thereby reducing our current assets and working capital. While these costs are difficult to estimate, our general and administrative expenses for the first six months of the 2013 fiscal year were $342,535, or approximately $57,000 per month, and this amount does not include the funds we invested in the Participation Agreement in October 2013. We anticipate that our general and administrative expenses will continue to be significant as we attempt to complete business opportunities in the oil and gas industry, such as under the letter of intent with PetroShare.

There is no assurance that we will be able to raise the capital or funds necessary to analyze and pursue other oil and gas related opportunities and thus, in the meantime we will rely on our current opportunities with PetroShare under the Participation Agreement and possible business combination, and our net cash of approximately $1.70 million in the bank.

Cash flows used in operations decreased during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 primarily due to a downsizing of Company operations.

During the six months ended September 30, 2013, management of the Company continued to hold discussions with the principals of other energy companies in an effort to acquire oil and gas assets and enhance the value of the Company. These discussions did not materialize in the acquisition of assets but management is confident in its ability to acquire assets and will continue to seek other potential opportunities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations	$0
Capital Lease Obligations	$0
Operating Lease Obligations	$0
Purchase Obligations	$688,855	$688,855
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	$0
Total	$688,855	$688,855	$0	$0	$0

On October 7, 2013, Rancher paid 30% of the costs of drilling the first well (Kowach 3-25) in exchange for a 30% working interest (25.309% net revenue interest), subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if Rancher and PetroShare do not complete a business combination. Rancher and PetroShare have entered into a non-binding letter of intent by which the two parties are negotiating and pursuing a business combination. Any business combination will be subject to approval by Rancher’s stockholders and a number of other conditions precedent.

The estimated cost for drilling the first well is $1,824,460 ($547,338 net to Rancher), and if warranted an additional $471,772 for completion ($141,517 net to Rancher). Rancher has an option not to participate in the second well, based on the results obtained from the first well. If Rancher participates in the second well (of which there can be no assurance), the estimated cost for drilling the second well (Voloshin 3-25) is $1,982,998 ($594,899 net to Rancher), and if warranted an additional $474,247 for completion ($142,274 net to Rancher).

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data. Additional disclosures are provided in Notes to Financial Statements (unaudited) which are included in Item 1 – Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (who is also our principal financial officer and acting chief accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion by our Chief Executive Office is the identification of the following material weakness in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2013 and as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not effective.

We did not adequately segregate the duties of different personnel within our Accounting Department due to an insufficient complement of staff and inadequate management oversight.

We have limited accounting personnel with sufficient expertise in generally accepted accounting principles to enable effective segregation of duties with respect to recording journal entries and to allow for appropriate monitoring of financial reporting matters and internal control over financial reporting. Specifically, the Acting Chief Accounting Officer has involvement in the creation and review of journal entries and note disclosures without adequate independent review and authorization. This control deficiency is pervasive in nature and impacts all significant accounts. This control deficiency also affects the financial reporting process including financial statement preparation and the related note disclosures. However, the Company has retained the services of a certified public accountant to assist the Acting Chief Accounting Officer in the preparation of books and records as well as the Company’s Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

NONE.

ITEM 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our quarterly report on Form 10-Q for the period ended June 30, 2013, which risk factors are incorporated herein by this reference. In addition, we set forth certain risk factors with respect to our participation in certain oil and gas wells with PetroShare Corp. under a Participation Agreement announced in a current report on Form 8-K dated October 3, 2013 (filed October 9, 2013), which additional risk factors are hereby incorporated herein.

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

Exhibit 3.1	Amended and Restated Articles of Incorporation dated March 30, 2007 (1)

Exhibit 3.2	Articles of Correction (2)

Exhibit 3.3	Amended and Restated Bylaws (3)

Exhibit 10.1	Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated as of September 30, 2013 (4)

Exhibit 31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act*

Exhibit 32.1	Certification of Principal Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1) Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007

(2) Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007

(3) Incorporated by reference from our Current Report on Form 8-K filed on December 28, 2006

(4) Incorporated by reference from our Curent Report on Form 8-K filed on October 9, 2013

(5)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.

Dated: November 12, 2013	By: /s/ Jon C. Nicolaysen
Jon C. Nicolaysen, President, Chief Executive Officer, and Acting Chief Accounting Officer