Form 10-Q
period 2013-12-31
RANCHER ENERGY CORP.
filed 2014-02-04
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-51425

Rancher Energy Corp.

(Exact name of registrant as specified in its charter)

Nevada	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 40 Henderson, CO 80640 (Address of principal executive offices) (303) 629-1125 (Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

As of February 3, 2014, 119,862,791 shares of Rancher Energy Corp. common stock, $0.00001 par value, were outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Rancher Energy Corp.
Balance Sheets

	December 31,	March 31,
	2013	2013
	(unaudited)	(audited)

Current Assets
Cash and cash equivalents	$364,879	$2,076,720
Other	50,329	37,749
Total current assets	415,208	2,114,469

Property and equipment
Oil and gas properties at cost, successful efforts method of accounting
Unproved	1,142,237	—
Other	337,682	337,682
Total property and equipment	1,479,919	337,682
Less accumulated depreciation and amortization	(223,792)	(198,844)
Net property and equipment	1,256,127	138,838

Deposits and other assets	200,000	200,000
Total other assets	200,000	200,000

Total assets	$1,871,335	$2,453,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$23,713	$15,000
Total current liabilities	23,713	15,000

Total liabilities	$23,713	$15,000

Stockholders' Equity
Common stock, $0.00001 par value; 275,000,000 shares
authorized, 119,862,791 shares issued and outstanding	1,200	1,200
Additional paid-in capital	93,205,016	93,205,016
Accumulated deficit	(91,358,594)	(90,767,909)
Total stockholders' equity	1,847,622	2,438,307

Total liabilities and stockholders' equity	$1,871,335	$2,453,307

See notes to these financial statements.

Rancher Energy Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	225,978	159,132	568,513	409,527
Depreciation and amortization	8,316	8,616	24,948	25,848
Total operating expenses	234,294	167,748	593,461	435,375

(Loss) from operations	(234,294)	(167,748)	(593,461)	(435,375)

Other income (expense):
Interest expense and financing costs	—	—	—	47,236
Interest and other income	1,488	84,234	2,776	321,384
Total other income	1,488	84,234	2,776	368,620

(Loss) before reorganization items	(232,806)	(83,514)	(590,685)	(66,755)

Reorganization items:
Loss on settlement	—	—	—	(25,000)
Professional and other costs, net	—	(65,768)	—	(14,595)
Total reorganization items	—	(65,768)	—	(39,595)

Net (loss)	$(232,806)	$(149,282)	$(590,685)	$(106,350)

Basic and diluted net (loss) per share	$0.00 *	$0.00 *	$0.00 *	$0.00 *

Basic and diluted weighted average shares outstanding	119,862,791	119,862,791	119,862,791	119,499,098

* Less than $0.01 per share

See notes to these financial statements.

Rancher Energy Corp.
Statement of Changes in Stockholders' Equity
(Unaudited)

			Additional
			paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2013	119,862,791	$1,200	$93,205,016	$(90,767,909)	$2,438,307

Net (loss) for the period	—	—	—	(590,685)	$(590,685)

Balance - December 31, 2013	119,862,791	$1,200	$93,205,016	$(91,358,594)	$1,847,622

See notes to these financial statements.

Rancher Energy Corp.
Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	December 31.
	2013	2012

Cash flows used in operating activities:
Net income (loss)	$(590,685)	$(106,350)
Adjustments to reconcile net income (loss) to cash used in
operating activities:
Reorganization items, net	—	39,595
Depreciation and amortization	24,948	25,848
Changes in operating assets and liabilities:
Other	(12,580)	217,659
Accounts payable and accrued liabilities	8,713	(438,048)

Net cash used in operating activities, before reorganization items	(569,604)	(261,296)

Payments for reorganization items -
Professional and other costs rendered in connetion with
the Chapter 11 proceeding	—	(1,163,824)

Net cash used in operating activities	(569,604)	(1,425,120)

Cash flows used in investing activities
Additions to property and equipment	(1,142,237)	—

Cash flows from financing activities:	—	—

Discontinued operations:
Cash flow from discontinued operating activities	—	388,371
Cash flow from discontinued investing activities	—	—
Cash flow from discontinued Financing activities	—	—

Net cash provided by discontinued operations	—	388,371

(Decrease) in cash and cash equivalents	(1,711,841)	(1,036,749)

Cash and cash equivalents, beginning of period	2,076,720	3,229,858

Cash and cash equivalents, end of period	$364,879	$2,193,109

SUPPLEMENTAL SCHEDULE OF CASHFLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settle for lesser amounts.  In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows.  The Company adopted ASC 852-10 effective on October 28, 2010 and segregated those items as outlined above for all activity prior to September 28, 2012.

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

Rancher Energy Corp.

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), although such deposits are in excess of the insurance coverage. At December 31, 2013, the Company had $114,879 in cash deposits in excess of FDIC insured limits.

Oil and Gas Producing Activities

The Company has only recently re-engaged in oil and gas producing activities. In accounting for oil and gas producing activities, the Company uses the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures within the consolidated statements of cash flows. The costs of development wells are capitalized whether or not proved reserves are found. Costs of unproved leases, which may become productive, are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair value and are not subject to amortization.

At December 31, 2013 and March 31, 2013, the Company had $1,142,237 and $0, respectively of unproved oil and gas properties as reflected below in Note 4. As described in note 9, below, “Subsequent Events,” in January 2014 the Company committed to participating in completion of two wells at a cost to the Company estimated to be $284,000.

Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. Depreciation, depletion, and amortization (DD&A) of capitalized costs related to proved oil and gas properties is calculated on a property-by-property basis using the units-of-production method based upon proved reserves. The computation of DD&A takes into consideration restoration, dismantlement, and abandonment costs and the anticipated proceeds from salvaging equipment.

The Company complies with ASC 932, “Extractive Activities – Oil and Gas”. As of December 31, 2013 and March 31, 2013, the Company did not have any existing capitalized exploratory well costs, and has therefore determined that there are no suspended well costs that should be impaired.

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. At December 31, 2013 and March 31, 2013, the Company did not have any proved oil and gas properties.

Property and Equipment

Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from five to ten years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense for the three and nine months ended December 31, 2013 and 2012 was $8,316, $24,948, $8,616 and $25,848, respectively.

Rancher Energy Corp.

Notes to Financial Statements

Revenue Recognition

The Company has no revenue from operations although during the three and nine months ended December 31, 2013, the Company did have Other Income (Expense). Other income for the three and nine months ended December 31, 2012 represented payments received for the resale of carbon dioxide under a supply and sales agreement that expired in December 2012 and (during both the 2013 and 2012 periods) a nominal amount of interest received from financial institutions for funds on deposit.

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

The Company assessed the likelihood of utilization of the deferred tax assets in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $14,735,339 has been fully reserved at December 31, 2013. At December 31, 2013, the Company had net operating loss carryforwards of approximately $38,175,000 that begin to expire in the year 2023.

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

Notes to Financial Statements

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

	For the Nine Months Ended December 31,
	2013	2012
Dilutive	—	—
Anti-dilutive	10,000,000	5,478,889

Share-Based Payments

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 7 - Share-Based Compensation.

Comprehensive Income (Loss)

The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive income (loss) is equal to net income (loss).

Major Customers

During 2012, the Company’s only source of income was from a carbon dioxide resale contract that expired in December 2012. Except for drilling wells pursuant to the Participation Agreement with PetroShare and the AAPL operating agreement that resulted from the Participation Agreement (both discussed below), the Company had no oil and gas operations during the three and nine months ended December 31, 2013 and 2012, and no customers or billings as a result.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 4, 2004 through December 31, 2013, the Company has not been involved in any unconsolidated SPE transactions.

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

Note 3 – Proceedings under Chapter 11 of the Bankruptcy Code

On October 28, 2009, the Company filed its Petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The Petition was filed in order to enable the Company to pursue a Chapter 11 reorganization. The Company continued to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Code and Bankruptcy Court orders, until its Plan was approved by the Bankruptcy Court and the Company was discharged from bankruptcy effective September 28, 2012. In general, as debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside of the ordinary course of business without the Bankruptcy Court’s prior approval.

Rancher Energy Corp.

Notes to Financial Statements

In order to receive a discharge from its Chapter 11 bankruptcy, the Company proposed and obtained Bankruptcy Court confirmation of a plan of reorganization (the “Plan”) that satisfied the requirements of the Bankruptcy Code. The Plan, among other things, resolved the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provided for corporate governance subsequent to discharge. The Plan was accepted by classes of holders of impaired claims and equity interests. As approved, the Plan required the Company to pay the claims of its creditors as the assets of the Company allowed and permitted, but did not obligate the Company to continue in the oil and gas industry with a focus on the purchase on non-operating interests in oil and gas producing properties. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date of September 28, 2012.

The Company’s historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities as a consequence of the Plan’s confirmation and, more specifically, since the Company did not qualify to use “Fresh-start” accounting contemplated in ASC 852 as it emerged from bankruptcy.

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

Reorganization Items

Reorganization items represent the direct and incremental costs related to the Company's Chapter 11 case, such as professional fees incurred and net of interest income earned on accumulated cash during the Chapter 11 process. These were recognized in the three and nine months ended December 31, 2012. The Company recognized no such items in the 2013 periods.

Note 4 – Drilling Costs

Participation Agreement

On October 3, 2013, the Company entered into a Participation Agreement with PetroShare Corp., a privately-held Colorado corporation not affiliated with the Company (“PetroShare”), for the purposes of drilling at least one and up to two oil and/or gas wells to test the Niobrara formation to a depth of approximately 7,850 feet total vertical depth in Moffatt County, Colorado. The estimated cost for drilling the first well (Kowach 3-25) is $1,824,460 ($547,338 net to the Company) and if warranted an additional $471,772 for completion ($141,517 to the Company). The estimated cost for drilling the second well (Voloshin 3-25) is $1,982,998 ($594,899 net to the Company) and if warranted an additional $474,247 for completion ($142,274 to the Company). PetroShare is the operator of the wells and two other companies, not affiliated with the Company or PetroShare, are also participating in the well.

During the three months ended December 31, 2013, the Company paid 30% of the costs of drilling the first well and exercised its option and paid 30% of the costs of drilling the second well in exchange for a 30% working interest (25.309% net revenue interest) in each well subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if the Company and PetroShare do not complete a business combination as reflected below in Note 5. As of the filing of this Quarterly Report on Form 10-Q, the Kowach 3-25 well and the Voloshin 3-25 well have been drilled. As described below in Note 9, Subsequent Events, completion operations commenced in late January 2014. For the nine-month and three-month period ended December 31, 2013, the Company paid drilling costs of $1,142,237 as compared to $0 paid during the comparable periods in 2012.

Rancher Energy Corp.

Notes to Financial Statements

Note 5 – Commitments and Contingencies

Bankruptcy Proceedings

On October 28, 2009, the Company filed its Petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Colorado. The Company continued to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its Plan was approved by the Bankruptcy Court and became effective September 28, 2012. All pending or threatened litigation or claims involving the Company were automatically stayed as a result of the bankruptcy filing, and all such claims subject to compromise or modification through the terms of any plan of reorganization filed by the Company in the bankruptcy proceedings. On September 10, 2012, the Bankruptcy Court approved the Plan and the Company was discharged from bankruptcy on its effective date of September 28, 2012. See Note 3 - Proceedings Under Chapter 11 of the United States Bankruptcy Code.

Litigation

A group of persons who purchased $1,776,750 of securities as part of a private placement offering conducted by the Company filed suit in 2009 against the Company alleging that the securities laws were violated. Subsequently, these cases were dismissed and the Company entered into tolling agreements with these stockholders to toll the statutes of limitations applicable to any claims related to the private placement. These stockholders filed a proof of claim with the Bankruptcy Court in the amount of $1,776,750 plus ancillary amounts purported to be damages attributable to the alleged securities violations and in June 2011 the Bankruptcy Court found that these claims were subordinated to unsecured claims, as such they were settled as part of the Plan approved by the Bankruptcy Court in September 2012.These claims are covered under the Company’s D&O insurance policy and at December 31, 2013 no claims have been filed by these stockholders.

Letter of Intent

In October 2013, The Company and PetroShare have entered into a non-binding letter of intent by which the two parties are negotiating and pursuing a business combination. Any business combination will be subject to approval by the Company’s stockholders and a number of other conditions.

Note 6 – Stockholders’ Equity

The Company’s capital stock at December 31, 2013 and March 31, 2013 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At December 31, 2013 and March 31, 2013, a total of 119,862,791 shares of common stock were issued and outstanding.

Note 7 – Share-Based Compensation

2006 Stock Incentive Plan

On March 30, 2007, the Company’s 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) was approved by its shareholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the Board of Directors were entitled to grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provided services to the Company or any related company. The participants to whom awards were granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options could not exceed 10 years. A total of 10 million shares of the Company’s common stock were subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the nine months ended December 31, 2013 and 2012, no options were granted, expired or exercised but, during the three months ended December 31, 2013, options subject to 10 million shares of the Company’s common stock issued to four Board Members were canceled by the participants. Therefore, at December 31, 2013 there were no options outstanding under the 2006 Stock Incentive Plan.

Rancher Energy Corp.

Notes to Financial Statements

2013 Stock Incentive Plan

Effective March 29, 2013, the Company’s 2013 Stock Option and Award Plan (the “2013 Stock Incentive Plan”) was approved by its Board of Directors. No options have been granted under the 2013 Stock Incentive Plan, and the Board of Directors have not determined whether to submit the 2013 Stock Incentive Plan to the Company’s stockholders for approval.

Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 12 million shares of the Company’s common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the nine months ended December 31, 2013 and 2012, no options were granted, expired or exercised under the 2013 Stock Incentive Plan. Therefore, at December 31, 2013 there were no options outstanding under the 2013 Stock Incentive Plan.

Non-Qualified Stock Options

During the three months ended December 31, 2013, the Company granted to each of the following members of the Board of Directors as part of their option agreements 2,500,000 of stock options and therefore, at December 31, 2013 there were 10,000,000 options outstanding:

	Vested/unvested	Exercise Price	Expiration Date
Jon C. Nicolaysen	2,500,000/0	$0.01	12/3/2023
A.L. Sid Overton	2,500,000/0	$0.01	12/3/2023
Mathijs van Houweninge	2,500,000/0	$0.01	12/3/2023
Jeffrey B. Bennett	2,500,000/0	$0.01	12/3/2023

The following table summarizes information related to the outstanding and vested options at December 31, 2013:

Outstanding and Vested Options

Number of shares
Non-qualified	10,000
Weighted average remaining contractual life
Non-qualified	9.9 years
Weighted average exercise price
Non-qualified	$0.01
Aggregate intrinsic value
Non-qualified	$0

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

The Company did not realize any income tax expense related to the exercise of stock options for the nine months ended December 31, 2013 and 2012.

Rancher Energy Corp.

Notes to Financial Statements

Note 8 – Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $28,807 and $9,685 during the nine months ended December 31, 2013 and 2012, respectively that are included in the statement of operations.

Note 9 – Subsequent Events

The Company has authorized PetroShare Corp., as the operator of the wells, to complete both the Kowach #3-25 well and the Voloshin #3-25 well. Completion operations commenced in late January 2014 and are expected to be finished by March 15, 2014 for an estimated cost to the Company of $284,000. Thereafter the operator will test the wells. Although the Company is optimistic about the wells, the Company does not know whether the wells will be capable of sustained commercial production, and it will not know until the wells are completed and production (if any) commences.

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
  Future cash flows and borrowings;
  The extremely limited amount of working capital remaining to the Company after paying the costs of drilling and completing the Kowach 3-25 and Voloshin 3-25 wells;
  The possibility that the Company’s working interest in the Kowach 3-25 and Voloshin 3-25 wells may be reduced from 30% to 25%;
  The availability and terms of financing;
  Ability to obtain permits and governmental approvals;
  Financial strategy;
  General and administrative costs;
  Future operating results; and
  Plans, objectives, expectations, and intentions.

These statements may be found under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other sections of this Quarterly Report on Form 10-Q. Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.

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

Organization

Until October 2013, we were classified as a “shell company” under SEC rules and had no business operations. From October 28, 2009 to September 28, 2012, we operated our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until our Plan was approved by the Bankruptcy Court, and until we were discharged from bankruptcy effective September 28, 2012. As a result of a Participation Agreement entered into with PetroShare Corp. for the drilling of up to two oil wells (described in more detail below), we now consider the Company to be an independent energy company. Furthermore, the drilling and completion of the two wells have resulted in the expenditure by the Company of approximately $1.5 million, depleting a substantial portion of the Company’s available working capital.($415,208 at December 31, 2013, before the expenditure of approximately $284,000 for the costs of completing the wells). The Company had approximately $2.1 million of working capital available at March 31, 2013 (its most recent fiscal year end).

The following summarizes our goals and objectives for the next twelve months:

•	Minimize our operating and administrative expenses;
•	Continue to negotiate and pursue a business combination with PetroShare Corp.;
•	Meet our obligations under the Participation Agreement; and
•	If the PetroShare business combination does not mature, pursue and analyze any and all other oil and gas-related opportunities.

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

Plan of Operations

The Company is not engaged in active business operations at the present time, except the ongoing drilling operations with PetroShare and others under the Participation Agreement signed in October 2013. Although we have previously received proposals for business opportunities from third parties and have entered into a non-binding letter of intent with PetroShare, we have not reached any definitive agreements for a business opportunity. It is unknown at the present time whether the letter of intent with PetroShare will result in a merger agreement.

Participation Agreement With PetroShare. On October 3, 2013, we executed a Participation Agreement with PetroShare Corp. for the purposes of drilling up to two oil and/or gas wells to test the Niobrara formation at a depth of approximately 7,850 feet total vertical depth (TVD) in Moffatt County, Colorado. Under the Participation Agreement, the Company acquired a 30% working interest (25.309% net revenue interest) in each well, subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if Rancher and PetroShare do not complete a business combination (described further below).

During the three months ended December 31, 2013, Rancher paid 30% of the costs of drilling the first well (Kowach 3-25) and the second well (Voloshin 3-25). The Company’s share of the costs for drilling the two wells was $1,142,237, which the Company has paid. The estimated cost to Rancher’s 30% working interest for completing the wells is $284,000. PetroShare is the operator of the wells pursuant to a standard AAPL Form 610 operating agreement and exhibits thereto. Two other companies, not affiliated with either Rancher or PetroShare, are also participating in the drilling of the wells.

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

Rancher and PetroShare entered into a non-binding letter of intent by which the two parties are negotiating and pursuing a business combination. Any business combination will be subject to approval by Rancher’s stockholders and a number of other conditions precedent. There have been significant delays in negotiating the definitive agreements for the contemplated business combination, and there can be no assurance that any business combination will be negotiated between the Company and PetroShare or presented to the Company’s shareholders.If we are unable to complete a business combination with PetroShare, our strategy will continue to be to acquire an operating business or to participate in further drilling operations. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms, and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Successful completion of any such strategy will also require significantly greater financing than the Company currently has available, either through the successful completion and commercial production from our existing two wells, or from additional debt or equity financing. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

In connection with any business acquisition, we may need additional financing which may not be available to us as a former shell company on reasonable terms. Consequently, we cannot offer any assurance that we will be able to obtain the funds necessary to execute upon any business opportunity.

Results of Operations

Three months ended December 31, 2013 compared to three months ended December 31, 2012:

Overview. For the three months ended December 31, 2013, we reported a net loss of $(232,806) or $(0.0019) per basic and fully-diluted share compared to a net loss of $(149,282) or $(0.0012) per basic and fully-diluted share for the three months ended December 31, 2012. Discussions of individually significant period to period variances follow.

General and administrative expense. For the three months ended December 31, 2013, we incurred general and administrative expenses of $234,294 as compared to $167,748 for the corresponding three months ended December 31, 2012. These general and administrative expenses increased by 40% as a result of the Company’s increased activities in seeking appropriate business combinations, engaging in its negotiations with PetroShare, drafting of related documents, and the increased related legal and other professional costs incurred.

Reorganization items. Reorganization items for the three months ended December 31, 2013 of $0 as the result of the Company no longer being in Bankruptcy as compared to $65,768 for the three months ended December 31, 2012 relating to professional fees and legal counsel for assistance with our reorganization plan and other bankruptcy-related matters.

Interest and other income. Interest and other income from the three months ended December 31, 2013 reduced significantly as compared to the same period of 2012. During the 2012 period, the Company recognized income of $84,234 as a result of the supply agreement with Merit Energy Company described below. During the comparable three-month period in 2013, the Company only recognized $1,488 in interest income.

The 2012 three month period was primarily characterized by the completion of the reorganization under the Bankruptcy Code and the revenue received from Merit Energy Company under a CO2 supply agreement (beginning in December 2010; expired December 31, 2012). The Company received a fee of $0.03 per Mcf purchased by Merit under the now-expired supply agreement.

Since the CO2 supply agreement expired in December 2012 and the Company did not recognize any additional costs associated with the completion of the reorganization in 2013, other income during the three months ended December 31, 2013 was only the nominal amount of interest ($1,488) earned by the Company’s funds on deposit with financial institutions.

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012:

Overview. For the nine months ended December 31, 2013, we reported a net loss of $(590,685) or $(0.0049) per basic and fully-diluted share compared to a net loss of $(106,350) or $(0.0008) per basic and fully-diluted share for the nine months ended December 31, 2012. Discussions of individually significant period to period variances follow.

General and administrative expense. For the nine months ended December 31, 2013, we incurred general and administrative expenses of $591,461 as compared to $435,375 for the corresponding nine months ended December 31, 2012. These general and administrative expenses increased by 36% as a result of the Company’s increased activities in seeking appropriate business combinations, engaging in its negotiations with PetroShare, and the increased related legal and other professional costs incurred.

Reorganization items. Reorganization items for the nine months ended December 31, 2013 of $0 as the result of the Company no longer being in bankruptcy as compared to $39,595 for the nine months ended December 31, 2012 relating to professional fees and legal counsel for assistance with our reorganization plan and other bankruptcy-related matters.

Interest and other income. Interest and other income from the nine months ended December 31, 2013 reduced significantly as compared to the same period of 2012. During 2012 period, the Company recognized income of $47,236 as a result of a reduction of interest expense and financing costs charged in prior period as well as recognized $321,384 of interest and other income. During the comparable nine month period in 2013, the Company only recognized $2,776 in interest income.

The 2012 nine month period was primarily characterized by the completion of the reorganization under the Bankruptcy Code and the revenue received from Merit Energy Company under a CO2 supply agreement (beginning in December 2010; expired December 31, 2012). The Company received a fee of $0.03 per Mcf purchased by Merit under the now-expired supply agreement. The credit to the interest expense and financing costs of $47,326 recognized during the nine month period was due primarily to the reduction of the interest the Company owed on the $140,000 in Promissory Notes as a result of the reorganization under the Bankruptcy.

Since the CO2 supply agreement expired in December 2012 and the Company did not recognize any additional costs associated with the completion of the reorganization in 2013, other income during the nine months ended December 31, 2013 was only the nominal amount of interest ($2,776) earned by the Company’s funds on deposit with financial institutions.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2013 and 2012 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $91 million for the period from incorporation, February 4, 2004, to December 31, 2013.

Now that we have emerged from bankruptcy, the revenue from the CO2 supply agreement has expired, and we have incurred contractual obligations under the Participation Agreement with PetroShare, and have incurred substantial expenses pursuing a contemplated business combination with PetroShare, our monthly operating expenses have increased significantly and greatly exceed our nominal monthly income. As a result, our current assets and working capital have been reduced significantly as of December 31, 2013 as compared with our fiscal year end, March 31, 2013 as reflected in the following table:

	December 31, 2013	March 31, 2013
Current Assets	$415,208	$2,114,469
Working Capital	$391,495*	$2,099,469

*	This does not include an additional expenditure for the completion of the Kowach 3-25 and Voloshin 3-25 wells in the approximate amount of $284,000, to be spent in January and February 2014 which will reduce working capital further.

Our general and administrative expenses for the first nine months of the 2013 fiscal year were $568,513, or approximately $63,000 per month, and this amount does not include the funds we invested in the Participation Agreement in October 2013. We anticipate that our general and administrative expenses will continue to be significant as we attempt to complete business opportunities in the oil and gas industry, whether with PetroShare or another entity.

There is no assurance that we will be able to raise the capital or funds necessary to analyze and pursue other oil and gas related opportunities and thus in the meantime we will rely on our current opportunities with PetroShare under the Participation Agreement and possible business combination, and our net cash of approximately $365,000 in the bank.

Cash flows used in operations decreased during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 primarily due to a downsizing of Company operations.

During the nine months ended December 31, 2013, management of the Company continued to hold discussions with the principals of other energy companies in an effort to acquire oil and gas assets and enhance the value of the Company. These discussions did not materialize in the acquisition of assets but management is confident in its ability to acquire assets and will continue to seek other potential opportunities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations	$0
Capital Lease Obligations	$0
Operating Lease Obligations	$0
Purchase Obligations	$283,791	$283,791
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	$0
Total	$283,791	$283,791	$0	$0	$0

During the three months ended December 31, 2013, Rancher paid 30% of the costs of drilling the first well (Kowach 3-25) and the second well (Voloshin 3-25) in exchange for a 30% working interest (25.309% net revenue interest), subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if Rancher and PetroShare do not complete a business combination. Rancher and PetroShare have entered into a non-binding letter of intent by which the two parties are negotiating and pursuing a business combination. Any business combination will be subject to approval by Rancher’s stockholders and a number of other conditions precedent.

The estimated cost for drilling the first well is $1,824,460 ($547,338 net to Rancher), and if warranted an additional $471,772 for completion ($141,517 net to Rancher) and the estimated cost for drilling the second well (Voloshin 3-25) is $1,982,998 ($594,899 net to Rancher), and if warranted an additional $474,247 for completion ($142,274 net to Rancher).

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data. Additional disclosures are provided in Notes to Financial Statements (unaudited) which are included in Item 1 – Financial Statements to this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

NONE.

ITEM 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our quarterly report on Form 10-Q for the period ended June 30, 2013, which risk factors are incorporated herein by this reference. In addition, we set forth certain risk factors with respect to our participation in certain oil and gas wells with PetroShare Corp. under a Participation Agreement announced in a report on Form 8-K dated October 3, 2013 (filed October 9, 2013) and updated in a current report on Form 8-K dated December 3, 2013 (filed December 9, 2013, which additional risk factors are hereby incorporated herein.

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

Exhibit 3.1	Amended and Restated Articles of Incorporation dated March 30, 2007 (1)

Exhibit 3.2	Articles of Correction (2)

Exhibit 3.3	Amended and Restated Bylaws (3)

Exhibit 31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

(1) Incorporated by reference from our Current Report on Form 8-K filed on April 3, 2007

(2) Incorporated by reference from our Form 10-Q for the quarterly period ended September 30, 2007, filed on November 9, 2007

(3) Incorporated by reference from our Current Report on Form 8-K filed on December 18, 2006

(4)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.

Dated: February 3, 2014	By /s/ Jon C. Nicolaysen
Jon C. Nicolaysen, President, Chief Executive Officer, and Acting Chief Accounting Officer