Form 10-K
period 2014-03-31
RANCHER ENERGY CORP.
filed 2014-06-20
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-51425

RANCHER ENERGY CORP

(Exact name of registrant as specified in its charter)

Nevada		98-0422451
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

P.O. Box 40, Henderson, CO 80640
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 303-629-1122

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.00001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes | _ | No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. | _ |

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No | _ |

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes | _ | No | _ |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |  X  |   No |    |

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

On June 16, 2014, 89,701,994 shares of common stock were held by non-affiliates and had a value of $717,615 based on the average closing bid and ask of $0.008 per share.

The number of shares outstanding of the registrant’s common stock, $0.00001 par value, as of June 16, 2014 was 119,862,791.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Note About Forward-Looking Statements

In Rancher’s effort to make the information provided herein more meaningful, this Annual Report contains both historical and forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “projects” or similar words or expressions. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. It should be noted that because Rancher common stock is a “penny stock,” the protections provided by Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 do not apply. We have attempted to qualify all forward-looking statements with appropriate cautionary language to take advantage of the judicially-created doctrine of “bespeaks caution” and other protections.

These forward-looking statements involve substantial risks and uncertainties. There are many factors that may cause actual results to differ materially from those contemplated by these forward-looking statements. See “Risk Factors”, beginning on page 9 of this Annual Report. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause Rancher’s actual results, performance and achievements to be different from any future results, performance and achievements expressed or implied by these statements. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this proxy statement/prospectus. Other unknown or unpredictable factors also could have material adverse effects on our future results.

Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by these statements. We caution the reader not to place undue reliance on these statements. These statements speak only as of the date of this document or, if made in any document incorporated by reference, as of the date of that document.

All written or oral forward-looking statements attributable to Rancher or any person acting on their behalf made after the date of this Annual Report are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Rancher does not undertake any obligation to release publicly any revisions to forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “Rancher”, “we”, “our”, “us” or the “Company” are to Rancher Energy Corp.

HISTORY OF RANCHER ENERGY CORP.

The Company was incorporated on February 4, 2004, as Metalex Resources, Inc., in the State of Nevada. Prior to April 2006, we were engaged in the exploration of a gold prospect in British Columbia, Canada. The Company found no commercially exploitable deposits or reserves of gold. During April 2006, our stockholders voted to change our name to Rancher Energy Corp.

From January 2007 through March 2011, Rancher operated four oil and gas fields in the Powder River Basin, Wyoming. The fields, acquired in December 2006 and January 2007, were the South Glenrock B Field, the Big Muddy Field, the Cole Creek South Field and the South Glenrock A Field. In March 2011, we sold all of our interest in the four fields to Linc Energy Petroleum (Wyoming), Inc. as part of Rancher’s Plan of Reorganization described in the next paragraph. As a result of the sale of those assets, Rancher became a shell company.

On October 28, 2009, we filed a voluntary petition (the “Petition”) for relief in the United States Bankruptcy Court (the “Court”), District of Colorado under Chapter 11 of U.S. Bankruptcy Code (the “Bankruptcy Code,” Title 11 of the U.S.C.). On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization (“the Plan”) and Disclosure Statement for 2nd Amended Plan of Reorganization with the Court. On September 10, 2012, the Court approved the Plan and effective September 28, 2012 the Company was discharged from bankruptcy.

In September and October 2013, Rancher negotiated and became party to a Participation Agreement for the drilling of two wells in the Niobrara formation in Moffat County in northwestern Colorado, named Kowach #3-25 and Voloshin #3-25. PetroShare Corp. (“PetroShare”), an unaffiliated entity, was the operator of the prospect. Rancher and PetroShare had previously entered into a non-binding letter of intent by which the two parties were negotiating and pursuing a business combination (the “LOI”). Rancher contributed its share to the drilling and completion of the two wells of approximately $1,200,000. Disputes then developed between Rancher and PetroShare with respect to the wells and the contemplated business combination. On March 10, 2014 (as set forth in a Current Report on Form 8-K of that date), PetroShare notified Rancher that Rancher owed $283,791 for its share of completion costs of the two wells. PetroShare also alleged that it would suspend Rancher’s rights under the operating agreement for the two wells if Rancher fails to pay its share of the costs by April 9, 2014, and that such failure may be considered to be Rancher’s election not to participate in the completion of the wells. Shortly thereafter, on March 12, 2014, PetroShare notified Rancher in writing that PetroShare terminated the LOI and all negotiations for the proposed merger with Rancher.

In a letter dated March 14, 2014, Rancher made certain allegations with respect to PetroShare’s actions, and the parties discussed various alternatives. On March 27, 2014, the Board of Rancher approved an arrangement to settle with PetroShare and on May 5, 2014, the parties entered into an agreement to settle their claims which required, among other things, payment of $100,000 (which payment was received on May 6, 2014). The settlement agreement also requires payment by PetroShare to Rancher of $1,042,237 by June 16, 2014, as well as mutual releases that become effective upon receipt of the final payment. The settlement agreement acknowledges that neither Rancher nor PetroShare admits any liability to the other. Rancher received the remaining $1,042,237 on June 16, 2014.

Rancher did not convey any properties or assets to PetroShare, but (upon receipt of the final payment from PetroShare) Rancher acknowledged that the Participation Agreement and Rancher’s rights under the related joint operating agreement have been terminated. Inasmuch as Rancher had never received an assignment of any interest in the oil and gas leases, it had not obligation or right to assign any interests to PetroShare or to any other person.

It is important to note that Rancher will not be selling or transferring these oil and gas assets. Rancher does not have a direct ownership interest in the leases since no assignment was made to Rancher. Rancher’s only interest in the leases is through the Participation Agreement, under which a dispute has been raised. If the settlement agreement is completed as contemplated (see Note 12, Subsequent Events), Rancher will be deemed to have withdrawn from the Participation Agreement. If completed as contemplated, Rancher’s board of directors does not consider this to be the sale of all or substantially all of Rancher’s assets.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 "Financial Reporting During Reorganization Proceedings," which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish Prepetition liabilities subject to compromise from both those Prepetition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts.  In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows.  The Company adopted ASC 852-10 effective on October 28, 2010 and segregated those items as outlined above for all activity prior to September 28, 2012 which included approximately six months of the fiscal year ended March 31, 2013.

As the Company emerged from bankruptcy, it reviewed the use of “Fresh-start” accounting and determined that under ASC 852, the Company does not qualify to use the provisions of “Fresh-start” accounting. The Company’s voting stockholders immediately before the confirmation date do not own less than 50% of the voting shares of the emerging entity.

As a result of the issues between Rancher and PetroShare that developed in March 2014 but which were resolved by the final payment received in June 2014, Rancher recorded no valuation reserve against its assets held for sale since it received full reimbursement for the amount recorded on Rancher’s balance sheet at March 31, 2014 for such assets.

Rancher intends to continue to consider business opportunities (primarily in the oil and gas industry) to acquire in the future. As of the date of this Annual Report and as a result of the completion of the PetroShare arrangement described above, Rancher’s only assets consist of cash, prepaid items, and deposits.

COMPANY OVERVIEW

Chapter 11 Reorganization

On October 15, 2009, a promissory note that Rancher issued in October 2007 to GasRock Capital LLC (“GasRock” or the “Lender”) (now known as Magma Assets, LLC) became due and payable. Rancher was unable to pay the amount due of approximately $10.2 million, and was unsuccessful in reaching an agreement with GasRock to extend or otherwise modify the terms of the promissory note. As a result, on October 16, 2009, GasRock pursued its rights under the terms of the promissory note and, on October 28, 2009, Rancher filed a Petition for relief in the Bankruptcy Court.

On January 26, 2011, the Court granted Rancher’s motion to approve Debtor-In-Possession Secured Financing from Linc Energy Petroleum (Wyoming), Inc. (“Linc Energy”). The Debtor-In-Possession Secured Financing provided for the following:

•	Authorization of Rancher’s borrowing up to a maximum of $14,700,000 from Linc Energy, for the purposes of: (a) paying the GasRock debt in the amount of $13,653,698, in full; (b) funding the Carve-Out Amount of $100,000 to be used to pay administrative expenses; (c) paying pre-petition ad valorem taxes with respect to real property located in Wyoming; (d) funding the escrow amount; and (e) other purposes with the prior written consent of Linc Energy, in its sole and absolute discretion.

•	In exchange for such funds, Rancher granted Linc Energy first priority security interests in and liens on all of Rancher’s assets (“the Collateral”), which Collateral included but was not limited to (a) Rancher’s interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; and (g) all other real and personal property of Rancher, except for the Carve-Out Amount.

On February 24, 2011, the Bankruptcy Court granted Rancher’s motion for an order authorizing (I) sale of substantially all of Rancher’s assets; and (II) assumption and assignment of certain executory contracts and unexpired leases. Pursuant to that order, and effective March 1, 2011, Rancher sold substantially all of its assets to Linc Energy pursuant to an Asset Purchase Agreement in exchange for cash of $20 million, future cash consideration of up to $825,000 and certain other adjustments as specified in the Asset Purchase Agreement. Rancher used the funds from the sale to pay outstanding principal and accrued interest on the secured financing previously received from Linc Energy in the amount of $14,829,950.

On June 15, 2012, Rancher entered into a settlement agreement with Linc Energy and GasRock to resolve Linc Energy’s obligation to pay the $825,000 future cash consideration. The Bankruptcy Court approved this agreement in July 2012, and Rancher received $525,000 plus other consideration as disclosed in Notes 8 and 14 of Rancher’s financial statements for the period ending September 30, 2012 (as reported in its Form 10-Q as of September 30, 2012).

The Plan required Rancher to pay the claims of its creditors as its assets allowed, and permitted, but did not obligate Rancher to continue in the oil and gas industry with a focus as discussed below on the purchase of non-operating interests in oil and gas producing properties. In addition, the Plan provided for cash to be distributed to all creditor classes in order of priority until they were paid in full or no more cash remained above the amount needed to wind up Rancher’s affairs.

The Plan allowed for convertible promissory notes totaling $140,000 held by officers and directors to be converted into shares of the Company’s common stock at exercise prices of $0.02 per share. The holders elected not to convert the notes, and as such, they were treated as unsecured claims and paid pursuant to the terms for unsecured claims.

Rancher’s common stockholders did not receive funds after payment of the creditors under the Plan. The rights of the common stockholders were otherwise unimpaired under the Plan.

Warrant holders holding exercisable warrants were cancelled and the holders received one share of Rancher common stock for every 100 shares of common stock the warrant holder would have been entitled to if the warrants were exercised. As a result, Rancher issued 546,068 shares of its common stock to the warrant holders during October 2012.

Business Strategy Post Bankruptcy

Since the completion of its reorganization pursuant to the Plan, Rancher has been investigating business opportunities with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets.

As expected, the selection of a business opportunity has been a complex and time-consuming process. When Rancher emerged from bankruptcy following the approval and effectiveness of the Plan (as reported in its Form 10-Q as of September 30, 2012), Rancher had:

•	Total assets of approximately $2,967,000, and

•	Working capital (current assets less current liabilities) of approximately $2,600,000;

•	Accumulated deficit of approximately $90,510,000;

•	Stockholders’ equity of approximately $2,684,000; and

•	Total shares issued and outstanding of 119,316,723 (not including 546,326 shares issued in October 2012 in exchange for warrants held by warrant holders as ordered by the Bankruptcy Court under the Plan).

Rancher believed that its bankruptcy discharge, its working capital, and its continued compliance with the reporting obligations of the Securities Exchange Act of 1934 would make it an attractive candidate for acquisition by a private company seeking to become public through a reverse merger or other form of business combination.

The analysis of new business opportunities was undertaken by or under the supervision of the Rancher board. Rancher expressed its intention to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our directors, professional advisors or by our stockholders. In analyzing prospective business opportunities, Rancher determined to consider such matters as:

(i)	Available technical, financial and managerial resources;

(ii)	Working capital and other financial requirements;

(iii)	History of operations, if any, and prospects for the future;

(iv)	Nature of present and expected competition;

(v)	Quality, experience and depth of management services;

(vi)	Potential for further research, development or exploration;

(vii)	Specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company;

(viii)	Potential for growth or expansion;

(ix)	Potential for profit;

(x)	Public recognition and acceptance of products, services or trades;

(xi)	Name identification; and

(xii)	Other factors that the Rancher board considered relevant.

As part of Rancher’s investigation, members of the Rancher board expected to meet personally with management and key personnel. To the extent possible, Rancher intended to utilize written reports and personal investigation to evaluate the above factors. Until it entered into the Participation Agreement with PetroShare for the drilling of up to two exploratory wells in Moffat County, Colorado, in October 2013, Rancher was a “shell company” as defined in the rules and regulations of the Securities and Exchange Commission, and has been looking for a business to acquire since before receiving approval of its plan of reorganization and emerging from Chapter 11 bankruptcy in September 2012. During that period of time, the Rancher board has evaluated a number of potential business combinations in the oil and gas industry as well as other companies involved in other aspects of natural resources businesses. In addition, during and subsequent to the emergence from Chapter 11, the Rancher board members have been contacted by various shareholders who have expressed frustration with the slow pace and in some cases who recommended different business combinations.

In considering the drilling opportunity offered by PetroShare Energy Corp., a privately-held Colorado corporation not affiliated with Rancher (“PetroShare”), and certain other opportunities offered to Rancher before that opportunity, Rancher had determined to consider the following criteria when evaluating such opportunities:

•	Proximity to existing production;

•	Depth of existing production;

•	Location in a known producing region;

•	Whether there is well control data from nearby drill sites;

•	Geologic evaluations by local geologists of production potential;

•	Reasonable cost of acquisition;

•	Term of lease and drilling commitment, if any; and

•	Reasonable drilling cost estimates.

On October 3, 2013 (effective September 30, 2013), Rancher executed a Participation Agreement with PetroShare for the purposes of drilling at least one and up to two oil and/or gas wells to test the Niobrara formation to a depth of approximately 7,850 feet total vertical depth (TVD) in Moffatt County, Colorado.

On October 7, 2013, Rancher paid 30% of the costs of drilling the first well (Kowach 3-25) in exchange for a 30% working interest (25.309% net revenue interest), subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if Rancher and PetroShare did not complete a business combination. Rancher and PetroShare entered into a non-binding letter of intent by which the two parties were negotiating and pursuing a business combination (the “LOI”). Any business combination was subject to approval by Rancher’s stockholders and a number of other conditions precedent.

In evaluating the Buck Peak Prospect offered by PetroShare, the Rancher board determined that the drilling cost estimates were reasonable and offered a good opportunity for return after consideration of the risks associated with all drilling operations and the engineering reports reviewed by the Rancher board. Because PetroShare has made the final payment to Rancher, the settlement agreement is completed and therefore Rancher no longer has an interest in the Kowach #3-25 and Voloshin #3-25 and related leases. Consequently Rancher is currently a shell company as that term is defined in the SEC’s rules and regulations.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

Although Rancher is not currently engaged in active business operations, it is looking for possibilities in the oil and gas industry or with respect to other minerals. There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Many of the companies and individuals so engaged have substantially greater financial resources than does Rancher. There can be no assurance that Rancher will be able to compete successfully with these other companies given Rancher’s available resources.

Markets

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the Company’s control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market prices of oil and gas are volatile, respond to world events, and are beyond Rancher’s control. The market for natural gas is also unsettled, and gas prices have fluctuated in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. If Rancher were to acquire producing gas properties that were not subject to purchase contracts or that were to terminate and other parties do not purchase the Company’s gas production, there is no assurance that Rancher would be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Effect of Changing Industry Conditions on Drilling Activity

Volatile oil and gas prices have caused an increase in drilling activity in the U.S. from time to time, and at other times a decline. Increases in drilling activities usually include an increase in costs, such as drilling costs, lease acquisition costs and equipment costs, and in the terms under which drilling prospects are generally available. Similarly, when oil and gas prices fall, drilling activity sometimes also reduces, and the costs of doing so also reduce. Rancher cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on its ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Federal and State Regulations

Governmental Regulation and Environmental Consideration

Numerous federal and state laws and regulations govern the oil and gas industry. These laws and regulations are often changed in response to changes in the political or economic environment. Compliance with this evolving regulatory burden is often difficult and costly and substantial penalties may be incurred for noncompliance. The following section describes some specific laws and regulations that may affect us. Rancher cannot predict the impact of these or future legislative or regulatory initiatives. Federal and state taxes have in the past affected the economic viability of such properties.

To the extent that Rancher again engages in operations in the oil and gas industry or other mineral exploration and development, Rancher will be subject to various increasingly stringent federal, state, and local laws regulating the drilling operations, hydraulic fracturing, discharge of materials into the environment, or otherwise relating to the protection of the environment, which directly impact oil and gas exploration, development, and production operations and consequently may impact our operations and costs. These regulations include, among others

(i)	Regulations by the EPA and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes;

(ii)	The Comprehensive Environmental Response, Compensation and Liability Act, and analogous state laws that regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination;

(iii)	The Clean Air Act and comparable state and local requirements, which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations;

(iv)	The Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States;

(v)	The Resource Conservation and Recovery Act, which is the principal Federal statute governing the treatment, storage, and disposal of hazardous wastes; and

(vi)	State regulations and statutes governing the handling, treatment, storage, and disposal of naturally occurring radioactive material.

Rancher’s operations when and if recommenced) will also be subject to local, state and federal laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. To date Rancher’s compliance with these regulations has had no material effect on its operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. Rancher is unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, Rancher’s activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to Rancher and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

Government Contracts

The Company has no government contracts.

Number of Persons Employed

As of the date of this Annual Report, Rancher had two employees, its president and a bookkeeper. Directors provide services to Rancher on an as-needed basis.

ITEM 1A. RISK FACTORS

Risks Relating to Rancher and Its Business

We have incurred losses from operations in the past and expect to do so in the future.

We have never been profitable. We incurred net losses of $764,139 and $214,631 for the fiscal years ended March 31, 2014 and 2013, respectively. We do not expect to be profitable during the fiscal year ending March 31, 2015, even assuming we acquire business operations before that date. Our acquisition and development of prospects will require substantial additional capital expenditures in the future.

The lack of significant working capital and the other uncertainty and factors described throughout this Risk Factors section may impede our ability to economically acquire, develop, and exploit oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

The Company will need additional financing for which Rancher has no commitments, and this may jeopardize execution of the Company’s business plan post-acquisition.

Rancher has limited funds available to it as a result of its investment in the Participation Agreement and time and expense pursuing a business combination with PetroShare, offset to some extent by PetroShare’s payment of the settlement amount. Such funds may not be adequate to carry out a business plan in the oil and gas industry. The Company’s ultimate success depends upon our ability to enter into an appropriate business combination and to raise additional capital on reasonable terms, neither of which can be assured. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines the exact need for additional financing and what amounts, if any, may be needed. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our available capital.

Rancher does not currently have business operations, and there can be no assurance that it will be able to enter into a business combination on acceptable terms.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. Rancher’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the energy industry and therefore increase the risks associated with the Company’s operations due to lack of diversification.

We intend to pursue the acquisition of an operating business, but there are significant risks and impediments to our ability to do so.

Our sole strategy is to acquire an operating business or properties that comprise an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition target, acquire the target on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

A significant risk in our ability to acquire a business will be the need for Rancher shareholder approval. If required, Rancher shareholder approval may be difficult to obtain because of the diverse shareholder base and the lack of any controlling shareholders, including management.

Rancher’s business, oil and gas exploration and production has numerous risks which could render the Company unsuccessful.

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance the Company will find or produce oil or gas from any of the undeveloped acreage which may be acquired by the Company, nor are there any assurances that if Rancher ever obtains any production it will be profitable.

Rancher will be subject to all of the market forces in the energy business, many of which could pose a significant risk to the Company’s operations.

The marketing of natural gas and oil which may be produced by the Company’s prospects will be affected by a number of factors beyond the Company’s control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect the Company’s profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company’s gas production, there is no assurance that Rancher will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas.

Rancher has not instituted corporate governance policies or procedures.

Rancher currently only has one executive officer who is an employee and who serves as our chief executive officer, our principal financial officer and acting chief accounting officer. Rancher has one independent director, an audit committee (although the audit committee does not have a charter), and Rancher retains a certified public accountant as an independent contractor who provides accounting assistance to assist its president and principal financial officer.

Rancher’s failure to maintain effective internal control over financial reporting may not allow Rancher to accurately report its financial results, which could cause its financial statements to become materially misleading and adversely affect the trading price of its common stock.

In our Annual Reports on Form 10-K for the fiscal years ended March 31, 2014 and 2013, Rancher reported the determination of management that Rancher had a material weakness in its internal control over financial reporting. Rancher’s management determined that Rancher did not adequately segregate duties of different personnel in its accounting department due to an insufficient complement of staff and inadequate management oversight and due to the fact that Rancher does not have any operations. While Rancher believes that it has made progress in remediating the weakness and has hired a CPA consultant to assist in doing so, Rancher has not completely remediated the weaknesses due to limited resources to add additional experienced staff. Rancher has not implemented a process whereby journal entries are reviewed and approved before being entered into the general ledger, and in general has not implemented comprehensive entity-level internal controls. In addition, Rancher management has failed to implement and monitor appropriate period-end cutoff procedures and to implement adequate timely approval of bank account reconciliations. Until Rancher obtains sufficient financing, Rancher will not be able to correct the material weakness in its internal control over financial reporting, its business could be harmed and the stock price of Rancher common stock could be adversely affected.

Rancher may become subject to the regulations under the Investment Company Act of 1940 and subject to regulation that would impose significant responsibilities and restrictions on our ability to do business.

The Investment Company Act of 1940 (the “ICA”) is intended to impose additional regulation on companies whose business is to invest or reinvest in, hold, or trade securities of other companies. Companies who own investment securities constituting more than 40% of their assets (not including cash or government securities) are by definition subject to ICA regulation unless the “transient investment company” exemption applies. If Rancher were to become an investment company, it will be subject to a significant amount of additional regulation, significant restrictions in its ability to do business, and significant restrictions on any relationship with affiliates. Rancher would also be subject to more detailed SEC scrutiny and subject to the registration and reporting requirements of the ICA in addition to the reporting requirements of the Securities Exchange Act of 1934. Compliance with these new obligations would restrict Rancher’s opportunities to conduct its business as it has heretofore done, and will result in significantly greater regulatory compliance expenses.

It is likely that any efforts Rancher may make to acquire a business or to raise capital will result in substantial cost to Rancher whether or not the efforts are successful.

Rancher’s efforts to enter into a business combination or to raise capital will require legal and accounting compliance, and such efforts can be expensive and time consuming. Most if not all of these costs will be incurred whether or not the business combination or the efforts to raise capital are successful. As a result, shareholders can anticipate any such efforts by Rancher will continue to reduce the amount of available working capital.

It is likely that any efforts Rancher may make to acquire a business or to raise capital will result in substantial additional dilution to our stockholders.

With a business combination or acquisition in which Rancher may engage, Rancher will likely issue shares of its common stock rather than paying cash for the business (as Rancher will likely need cash for operations). Moreover, if Rancher raises capital for any operations in the future or issues stock for a business combination or acquisition, such action may require the issuance of equity or debt securities which will likely result in substantial dilution to Rancher’s existing stockholders. Although Rancher will attempt to minimize the dilutive impact of any future business acquisition or capital-raising activities, Rancher cannot offer any assurance that it will be able to do so.

Rancher’s articles of incorporation require that it indemnify its officers and directors for expenses they may incur while serving as officers and directors of Rancher which may protect the officers and directors, but may also adversely impact Rancher’s working capital and financial condition.

Nevada corporate law provides for the indemnification of Rancher’s directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on Rancher’s behalf. Rancher will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay Rancher therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by Rancher that it may be unable to recoup.

Nevada corporate law excludes personal liability of Rancher’s directors and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. This provision does not affect the liability of any director under federal or applicable state securities laws. In addition, Rancher has an effective “errors and omissions insurance” policy for the benefit of its directors and officers in place.

Rancher has significant obligations under the Securities Act of 1934 which are expensive to administer and may distract our management from our business operations.

Because Rancher is a public company filing reports under the Securities Exchange Act of 1934, Rancher is subject to increased regulatory scrutiny and extensive and complex regulation. The Securities and Exchange Commission has the right to review the accuracy and completeness of Rancher’s reports, press releases, and other public documents. In addition, Rancher is subject to extensive requirements to institute and maintain financial accounting controls and for the accuracy and completeness of its books and records. Normally these activities are overseen by an audit committee consisting of qualified independent directors. While Rancher does have an audit committee, the audit committee is operating without a charter and has not provided the oversight typically found in audit committee supervision.

Rancher may depend upon outside advisors.

To supplement the business experience of the Company’s officer and directors, Rancher may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company’s Board of Directors will make the selection of any such advisors. Furthermore, the Company anticipates that such persons will be engaged on an “as needed” basis without a continuing fiduciary or other obligation to Rancher.

Risks Relating to the Energy Production and/or Distribution Industry

Although Rancher is not currently engaged in the energy production or distribution industry or oil and gas exploration or development, this is the focus of Rancher’s efforts in seeking a business combination. Thus these risks may become relevant and are, therefore, set forth.

Extensive state and federal regulation may be costly to comply with and result in significant fines and penalties.

Companies that explore for and develop, produce and sell oil and natural gas in the United States are subject to extensive federal, state, local and tribal laws and regulations, including complex tax and environmental laws and the corresponding regulations, and are required to obtain various permits and approvals from federal, state, local and tribal agencies and authorities. Rancher engaged in extensive oil and gas operations before and during its bankruptcy, although it sold its properties during its bankruptcy. Notwithstanding the sale of the properties, Rancher may have some environmental obligations stemming from these earlier operations, although none have been identified. Because of the long statute of limitations associated with environmental liabilities, it may be quite a long period of time before any such liabilities become known.

Rancher’s ability to obtain, sustain and renew the necessary permits and approvals from federal, state, local and tribal agencies and authorities on acceptable terms and without unfavorable restrictions or conditions is subject to a change in regulations and policies and to the discretion of the applicable governmental agencies or authorities, among other factors. Possible regulation related to global warming and climate change could have an adverse effect on our operations and demand for oil and gas.

Competition in the oil and natural gas industry is intense, and many of our competitors have resources that are substantially greater than ours.

Rancher hopes to operate in the highly competitive environment for producing prospects and productive properties, marketing oil and gas and securing equipment and trained personnel. As a small company expecting to be engaged in oil and gas operations, most competitors, including major and large independent oil and gas companies, possess and employ financial, technical and personnel resources substantially greater than those of Rancher. Those companies may be able to develop and acquire more prospects and productive properties than our financial or personnel resources permit. Our ability to acquire additional prospects and discover reserves in the future will depend on our ability to evaluate and select suitable properties and consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and gas industry. Larger competitors may be better able to withstand sustained periods of unsuccessful drilling and absorb the burden of changes in laws and regulations more easily than we can, which would adversely affect our competitive position. Rancher may not be able to compete successfully in the future in acquiring prospective properties, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

Seasonal weather conditions and lease stipulations adversely affect our ability to conduct drilling activities where we expect to operate.

Oil and natural gas operations in the Rocky Mountains are sometimes adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife and surface interests in the prospect. These restrictions may limit our ability to operate in those areas and can potentially intensify competition for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.

Oil and gas operations are affected by fluctuations in oil and natural gas prices and low prices could have a material adverse effect on the future of our operations.

If exploration efforts are successful in identifying economic amounts of oil and gas, our future success will depend largely on the prices received for any oil or gas production. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect the ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.

Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 2008, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

•	The level of consumer product demand;

•	Weather conditions;

•	Domestic and foreign governmental regulations;

•	The price and availability of alternative fuels;

•	Political conditions in natural gas and oil producing regions;

•	The domestic and foreign supply of natural gas and oil;

•	The price of foreign imports; and

•	Overall economic conditions.

Volatile costs of oil and natural gas exploration will make it difficult to budget and may adversely affect Rancher’s operations.

The costs of oil and gas exploration, such as the costs of drilling rigs, casing, cement, and pumps, and the fuel and parts necessary to keep the rigs and pumps operating and the costs of the oil field service crews have been volatile over the past few years in direct proportion to the amount of oil and gas exploration then ongoing. As with most other companies involved in resource exploration and development, we may be adversely affected by future increases in the costs of conducting exploration, development and resource extraction that may not be fully offset by increases in the price received on sales of oil or natural gas.

Rancher expects to engage in the oil and gas business, an industry that involves many operating risks that can cause substantial losses.

The oil and natural gas business involves a variety of operating risks, including:

•	Fires;

•	Explosions;

•	Blow-outs and surface cratering;

•	Uncontrollable flows of underground natural gas, oil or formation water;

•	Natural disasters;

•	Pipe and cement failures;

•	Casing collapses;

•	Embedded oilfield drilling and service tools;

•	Abnormal pressure formations; and

•	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

If any of these events occur, Rancher could incur substantial losses as a result of:

•	Injury or loss of life;

•	Severe damage to and destruction of property, natural resources or equipment;

•	Pollution and other environmental damage;

•	Clean-up responsibilities;

•	Regulatory investigation and penalties;

•	Suspension of our operations; or

•	Repairs necessary to resume operations.

If Rancher were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect the companies’ ability to conduct operations. Rancher may be affected by any of these events more than larger companies because it has limited working capital. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect operations. Moreover, we cannot assure Rancher stockholders that we will be able to maintain adequate insurance in the future at rates considered reasonable.

Risks Relating to Our Stock

We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current stockholders, which could present significant risks to investors.

Rancher common stock has and will likely continue to experience price volatility.

Prior to June 10, 2014, Rancher common stock was traded on the OTCQB. Since emerging from bankruptcy protection in September 2012, Rancher common stock has traded as high as $0.03 per share (January 2013 through March 2013) and as low as less than $0.01 per share (currently). During that period, Rancher’s trading volume has ranged from as low as zero shares per day (May 27, 2014) to more than 30,000,000 shares per day (April 26, 2013). Until a larger secondary market for Rancher common stock develops, the price of and trading volume for Rancher common stock will likely continue to fluctuate substantially. The price of and trading volume for Rancher common stock is impacted not only by its performance and announcements, but also by general market conditions and other factors that are beyond Rancher’s control or influence and which may be unrelated to its performance.

Rancher stock is thinly-traded and as a result investors may be unable to sell at or near ask prices or at all.

Our common stock is thinly-traded on the OTCQB, an over-the-counter speculative trading marketplace. The OTC market typically offers less liquidity that other trading markets, meaning that the number of persons interested in purchasing the Company’s common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if it came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Rancher or purchase or recommend the purchase of any of our common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the our common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the stock price. Rancher cannot give you any assurance that a broader or more active public trading market for the Company’s common stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares in the Company.

Rancher common stock is subject to the penny stock rules which limit the market for Rancher common stock.

Rancher’s common stock is classified as a “penny stock” because it is quoted on the OTCQB with a market price below $5.00 per share. SEC rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to Rancher common stock reduces the market liquidity of its shares, which in turn affects the ability of holders of Rancher common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

Rancher common stock was downgraded to the OTC Markets Pink Sheets.

As of June 10, 2014, Rancher’s common stock was downgraded from the OTCQB and quoted on the Pink Sheets because it does not comply with the new rules for OTCQB-listed companies. This downgrade to a lower tier of the OTC market may reflect negatively on Rancher’s stock price.

As a shell company, Rancher common stock is subject to additional restrictions under SEC Rule 144, which may limit our ability to raise capital in the future.

Rule 144, as promulgated under the Securities Act is not available for the resale of securities initially issued by a shell company (reporting or non-reporting) or a former shell company, unless certain conditions are satisfied. Rancher has been and is currently a shell company. As a result, the holders of Rancher restricted securities and control shares cannot rely upon Rule 144 for the resale of those securities now or at any time in the future unless certain conditions established in Rule 144(i) are met. These conditions are:

•	The issuer of the securities has ceased to be a shell company;

•	The issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

•	The issuer has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

•	One year has elapsed since the issuer has filed current ‘‘Form 10 information’’ with the Commission reflecting its status as an entity that is no longer a shell company. Rancher filed its Form 10 information on October 13, 2013, in connection with its participation in the drilling of the Kowach #3-25 well.

The continuing requirements of Rule 144(i) may have a depressive effect upon other persons considering acquiring Rancher common stock or when considering a business combination with Rancher.

Rancher will pay no foreseeable dividends in the future.

Rancher has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Rancher’s Interest.

On March 31, 2014, Rancher indirectly (through PetroShare) owned a 30% working interest, in various oil and gas leases in Moffat County, Colorado (although PetroShare had alleged that Rancher’s working interest had been reduced to 25%). On October 3, 2013 (effective September 30, 2013), Rancher executed a Participation Agreement with PetroShare for the purposes of drilling at least one and up to two oil and/or gas wells to test the Niobrara formation to a depth of approximately 7,850 feet total vertical depth (TVD) in Moffat County, Colorado. The property in which Rancher owned an interest at March 31, 2014 (the “Buck Peak Prospect”), can be described as follows:

Township 6 North, Range 90 West, 6th P.M., Section 25, all of Lot 1 (42.05 acres), Lot 2 (42.05 acres), Lot 3 (42.04 acres), Lot 4 (42.03 acres), Lot 5 (41.98 acres), Lot 6 (41.98 acres), Lot 7 (41.98 acres), Lot 8 (41.98 acres), Lot 9 (41.92 acres), Lot 10 (41.91 acres), Lot 11 (41.91 acres), Lot 12 (41.90 acres), Lot 13 (41.85 acres), Lot 14 (41.85 acres), Lot 15 (41.86 acres), and Lot 16 (41.86 acres), Moffat County, Colorado.

On October 7 and October 9, 2013, Rancher paid 30% of the costs of drilling the first well (Kowach #3-25) in exchange for a 30% working interest (25.309% net revenue interest), subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if Rancher and PetroShare did not complete the Merger described herein or other business combination. Any business combination will be subject to approval by Rancher’s shareholders and a number of other conditions precedent. The estimated cost for drilling and completion of the two wells was $4,753,477 ($1,426,018 net to Rancher). The wells were drilled to their expected total vertical depth (Kowach #3-25, to a TVD of 7,850 and the Voloshin #3-25 to a TVD of 7,900 feet). Completion of the wells has/has not occurred as of March 31, 2014. PetroShare is the operator of the wells pursuant to a standard AAPL Form 610 operating agreement and exhibits thereto. Three other companies, not affiliated with either Rancher or PetroShare, are also participating in the drilling operation.

As a result of the acquisition of the working interest, and as a result of the beginning of operations as a party to the Participation Agreement and AAPL Form 610 operating agreement, Rancher reported on a Form 8-K reporting an event of October 3, 2013, that it was no longer a shell company.

The Properties

Buck Peak Prospect Acquisition. PetroShare completed the acquisition of the Buck Peak Prospect in mid-2013. PetroShare paid $563,310 in cash and issued 67,000 shares of its common stock valued at $67,000 for this acreage. PetroShare has paid the entire cash purchase price from its working capital. The lease agreements for the Buck Peak Prospect represent approximately 8,400 gross acres and 1,100 net acres. The Buck Peak Prospect leaseholds are held under “paid up” fee leases. All the acreage is held by oil and gas leases with varying expiration dates, some with options to extend ranging from one to five years, and landowner and other royalties of approximately 12.5% to 20%. However, the leases can be held indefinitely by production.

Unless production is established within the spacing units covering the undeveloped acres, the leases for such acreage will eventually expire. Since production from the two wells has not been achieved as of the date of this report, PetroShare’s acreage is scheduled to expire, including potential extensions, at various times over the next one to six years, beginning in October 2014. The cost to renew such leases may increase significantly.

Description of Properties. PetroShare advises Rancher that it completed the acquisition of its interest in the Buck Peak Prospect on April 30, 2013. The Buck Peak Prospect (the “Prospect”) is located in northwest Colorado, south of the town of Craig, in Moffat County, Colorado. The Prospect targets oil and associated wet gas from the fractured Niobrara Formation. In addition, the Prospect has demonstrated the potential for coal bed methane and conventional gas production from relatively shallow zones above the Niobrara. Wells drilled on the Prospect acreage by other owners have also indicated both oil and gas production from various zones deeper than the Niobrara.

The Prospect is located in and around wells drilled in the Buck Peak field area, discovered in the late 1950’s and developed off and on through the early 1970’s. The Buck Peak field has produced over 6.0 million barrels of oil equivalent from the Niobrara since its discovery and still has active wells producing which are over 40 years old. The original discovery and development wells drilled in the late 1950’s and early 1960’s on the prospect acreage have been plugged and abandoned. Production records for these old wells maintained by the Colorado Oil and Gas Conservation Commission indicate that they were still capable of producing economic amounts of oil and gas at the time they were abandoned in 1994.

Rancher’s Offices. Rancher Energy Corp.’s mailing address is PO Box 40, Henderson, Colorado 80640. The Company currently uses space provided by its officers and employees at the rate of $300 per month.

ITEM 3. LEGAL PROCEEDINGS

On October 28, 2009, the Company filed its Petition for relief in the Court, District of Colorado under the Bankruptcy Code. On April 30, 2012, the Company filed its Disclosure Statement for Second Amended Plan of Reorganization with the Court. On September 10, 2012, the Court approved the Plan and effective September 28, 2012 the Company was discharged from bankruptcy. The bankruptcy proceedings are discussed in further detail above.

Rancher is named as a defendant in a case pending in the U.S. District Court for the Central District of California (Cutler, et al. v. Rancher Energy Corp., et al., Case no. 8:13-cv-00906-DOC-JPR, filed on June 14, 2013). The Plaintiffs brought the action originally in California state courts for alleged securities violations in the aggregate amount of $1,776,050 in connection with a private placement of Rancher securities in 2006 and 2007. These claims were addressed in Rancher’s Plan of Reorganization as confirmed by the U.S. Bankruptcy Court for the District of Colorado and the Plaintiffs will be treated as stockholders of Rancher to the extent the records of Rancher reflect them as such. The Plan acknowledged that insurance coverage may exist for the claims and Rancher had provided the respective carriers notice. The Plan does not affect any right of the Plaintiffs to pursue such carriers, but any monetary claims against Rancher are effectively eliminated. Because the suit cannot result in any monetary liability to Rancher, Rancher did not answer the complaint, and the Court entered default judgment against Rancher in September 2013. Before and during the Rancher bankruptcy proceeding, Rancher disputed the validity of the claims.

There is no other ongoing litigation to which Rancher is subject.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Rancher common stock is quoted on the OTCQB and has been traded under the symbol “RNCH” since October 28, 2009 (although the symbol changed to “RNCHQ” during the bankruptcy proceeding). For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock as reported by the OTCQB for Rancher’s fiscal years ending March 31, 2013 and 2014. In considering this information, it is important to note that, beginning August 1, 2014, Rancher’s common stock will be downgraded and quoted on the Pink Sheets if it does not comply with the new rules for OTCQB-listed companies. To comply with the new rules, Rancher will have to submit an application and pay a fee of approximately $7,500 per year for the first two years (increasing to $10,000 for years thereafter), and meet a minimum bid price requirement of $0.01 per share for each of the 30 calendar days immediately preceding Rancher’s application for the OTCQB. From May 12, 2014 to the date of this Annual Report, the closing bid price for Rancher’s common stock has been below $0.01 per share.

Rancher has not yet decided whether to do comply with these new rules or whether to request a waiver from the minimum closing bid price requirement. This downgrade to the Pink Sheets which is generally considered to be a lower tier of the over-the-counter marketplace, if it occurs, may reflect negatively on Rancher’s stock price.

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2014	High Bid	Low Bid
First Quarter	$0.0250	$0.0100
Second Quarter	$0.0154	$0.0085
Third Quarter	$0.0165	$0.0085
Fourth Quarter	$0.0315	$0.0096
Fiscal Year 2013
First Quarter	$0.0087	$0.0057
Second Quarter	$0.0210	$0.0077
Third Quarter	$0.0490	$0.0110
Fourth Quarter	$0.0375	$0.0160

Holders

There were approximately 233 holders of record of Rancher common stock as of March 31, 2014. This does not include any beneficial owners for whom shares may be held in “nominee” or “street name”.

Dividend Policy

Holders of Rancher common stock are entitled to receive such dividends as may be declared by Rancher board of directors. Rancher has not declared or paid any dividends on Rancher common shares and it does not plan on declaring any dividends in the near future. Rancher currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the fiscal years ended March 31, 2014 and 2013, we issued the following securities:

On December 3, 2013, Rancher’s board of directors granted non-qualified stock options to each of its four directors. The options vested on grant and gave each director the right to acquire 2,500,000 shares of Rancher common stock for ten years at an exercise price of $0.01 per share. These options were not granted pursuant to any stock option plan but pursuant to an option agreement executed by Rancher and each director. Under the option agreements (and in addition to standard anti-dilution events), the exercise price for the options granted shall be reduced to any lower exercise price for options that may be granted by the Board to any director, officer, or employee of Rancher through December 2, 2015.

Each of the directors surrendered for cancellation options they had previously held to acquire 2,500,000 shares that were granted under Rancher’s 2006 Stock Incentive Plan (the “Old Options”). The Old Options were fully vested, and were exercisable through October 27, 2019 for a price of $0.035 per share. The Old Options were canceled and are of no further force or effect.

Issuer Purchases of Equity Securities

Rancher did not repurchase any shares of its common stock during the fiscal year ended March 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

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

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2014, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Organization

As of the date this Annual Report is filed with the SEC, Rancher is considered a “shell company” under SEC rules and has no business operations. From October 28, 2009 to September 28, 2012, we operated our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until our Plan was approved by the Bankruptcy Court and we were discharged from bankruptcy effective September 28, 2012.

As a result of a Participation Agreement entered into with PetroShare Corp. in October 2013 (described in more detail below), Rancher was an independent energy company for a period of time until June 2014 when Rancher received payment from PetroShare pursuant to the settlement agreement that resolved issues between them. As a result of the receipt of such payment and the transactions contemplated by the settlement agreement, Rancher lost its interest in the oil and gas properties and has no other business operations.

The following summarizes our goals and objectives for the next twelve months:

•	Minimize our operating and administrative expenses; and

•	Continue to negotiate and pursue a business combination; and

•	Pursue and analyze any and all other oil and gas-related opportunities.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Exchange Act of 1934. We will not restrict but have focused our search to the oil and gas industry. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our limited financial resources.

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

Fiscal 2014 Activities

During our fiscal year ended March 31, 2014, Rancher explored a number of potential business opportunities and entered into and met its obligations under a Participation Agreement with PetroShare Corp. To do so, Rancher paid a total of $1,142,237 to PetroShare for (1) its share of the costs of drilling the first well and second well in exchange for a 30% working interest (25.309% net revenue interest) in each well subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if the Company and PetroShare did not complete a business combination and (2) a deposit with PetroShare for costs relating to completion of the wells. As set forth in ASC 360 these costs in the amount of $1,142,237 have been recorded on the balance sheet at March 31, 2014 as Assets Held for Sale.

Rancher also spent significant time, effort, and resources in attempting to complete a business combination with PetroShare which was not completed as a result of PetroShare calling it off.

Subsequent to the fiscal year end, Rancher negotiated an agreement with PetroShare to resolve all outstanding issues between them which resulted in Rancher losing its interest in the Buck Peak prospect and receiving $1,142,237 from PetroShare.

Results of Operations

Results of continuing operations for the fiscal year ended March 31, 2014 as compared to the fiscal year ended March 31, 2013

Overview. With respect to our continuing operations, for the fiscal year ended March 31, 2014, we reported a net loss of $764,139 compared to a net loss of $214,631 for fiscal year ended March 31, 2013. Discussions of individually significant year-over-year variances follow.

Revenues. The Company had no revenues from operations during 2014 or 2013.The Company does not anticipate recognizing any revenues from its limited operations during the next 12 months.

General and administrative expenses. General and administrative expenses for 2014 were $733,788 compared to $531,241 for 2013. The increase of $202,547 was primarily attributable to increase in legal and professional costs incurred in pursuing the business combination with PetroShare which was not completed.

Interest expense. There was no interest expense for 2014 compared to an interest credit of $47,236 for 2013 as a result of the Court rendering a determination of the amount of interest due on the notes and therefore the Company recording such adjustment.

Interest and other income. Interest income for 2014 was $2,913 compared to other income of $350,494 for 2013. This decrease of $347,581 is primarily due to the CO2 supply agreement being terminated in December 2012.

Reorganization expenses. Reorganization items for 2014 were $0 as a result of the Company no longer being in bankruptcy compared to $47,274 for 2013.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the years ended March 31, 2014 and 2013 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $91.5 million for the period from incorporation (February 4, 2004) to March 31, 2014.

We do not have any sources of revenue and our projected revenue is not sufficient to sustain our ongoing general and administrative costs. We had no operations as of April 1, 2012 and are not certain at the date of this filing whether there will be any during the 2015 fiscal year.

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

Income taxes. We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements in accordance with FASB ASC 740 “Income Taxes”. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, our Federal and state income tax returns are generally not filed before the financial statements are prepared, therefore we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating and capital loss carry forwards and carrybacks. Adjustments related to differences between the estimates we used and actual amounts we reported are recorded in the period in which we file our income tax returns. These adjustments and changes in our estimates of asset recovery could have an impact on our results of operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. To date, we have not recorded any deferred tax assets because of the historical losses that we have incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Rancher for the years ended March 31, 2014 and 2013 appear as pages F-1 through F-16, at the end of the document and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 27, 2013, the Company’s Board of Directors dismissed the firm of Borgers & Cutler CPA’s PLLC, as its independent registered public accountant. That same day, the Company’s Board of Directors approved the appointment of BF Borgers CPA PC, as the Company’s independent registered public accountant. The action to engage new auditors was approved by the audit committee. This change of auditors was effected because our former auditors changed their form of organization and name.

In connection with services performed through February 27, 2013, no disagreements exist with Borgers & Cutler CPA’s PLLC on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Borgers & Cutler CPA’s PLLC have caused them to make reference in connection with their report to the subject of the disagreement(s).

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of March 31, 2014, that our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Spons4ring Organizations of the Treadway Commission (COSO).

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of March 31, 2014 and as determined in the prior fiscal year ended March 31, 2013 the Company identified the following material weakness:

Rancher did not adequately segregate the duties of different personnel within our accounting department due to an insufficient complement of staff and inadequate management oversight.

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

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of March 31, 2014 was not effective.

Management’s Planned Corrective Actions

While Rancher has made progress in remediating the weakness and has hired a CPA consultant to assist in doing so, Rancher has not completely remediated the weaknesses due to limited resources to add additional experienced staff. Rancher has not implemented a process whereby journal entries are reviewed and approved before being entered into the general ledger, and in general has not implemented comprehensive entity-level internal controls. In addition, Rancher management has failed to implement and monitor appropriate period end cutoff procedures and to implement adequate timely approval of bank account reconciliations. Until Rancher obtains sufficient financing, Rancher will not be able to correct the material weakness in our internal control over financial reporting, and its business could be harmed and the stock price of our common stock could be adversely affected.

Our management and the board of directors intend to work to remediate the risk of a material misstatement in financial reporting. Subject to obtaining permanent financing, we intend to implement the following plan to address the risk of a material misstatement in the financial statements:

·

Engaging qualified accounting staff to prepare journal entries and note disclosures thereby enabling the Chief Accounting Officer the opportunity to independently review and authorize such entries and disclosures prior to entering the information into the accounts and financial statement disclosures;

·	Engaging qualified third-party accountants and consultants to assist Rancher management in the preparation and review of Rancher’s financial information;

·	Ensuring employees, third-party accountants and consultants who are performing controls understand responsibilities and how to perform said responsibilities; and

·	Consulting with qualified third-party accountants and consultants on the appropriate application of generally accepted accounting principles for complex and non-routine transactions.

These actions require the availability of sufficient funds and other resources which will likely require additional financing and which are not currently available.

Auditors’ Attestation

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Name	Age	Positions Held	Beginning of Term of Service
Jon C. Nicolaysen	67	Director, President, Chief Executive Officer	President and CEO Oct 2, 2009; Director Oct 27, 2009;
A.L. Sid Overton	73	Director, Chairman of the Board	Sep 30, 2009
Mathijs van Houweninge	48	Director	Sep 30, 2009
Jeffrey B. Bennett	59	Director	Sep 30, 2009

The last meeting of Rancher’s stockholders was held September 30, 2009. Rancher has not held a meeting for the election of directors, since then, and no such meeting is scheduled. Rancher’s directors hold office until their successors are duly elected and qualified under Rancher’s bylaws. The directors named above will serve until the next annual meeting of Rancher’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement.

Jon C. Nicolaysen, President, CEO and Director

In 1970, Mr. Nicolaysen received an MS in Business Administration from the University of Wyoming, and in 1968, he earned his BS in Business Administration from Colorado College. In 1985, he completed the Atlantic Businessman’s Exchange Program. In 1986, he completed the W.K. Kellogg Foundations Fellowship Wyoming Agriculture Leadership Program.

From 1970 to the present, Mr. Nicolaysen has been vice president and president of Cole Creek Sheep Company, Inc., a cattle and sheep ranching and farming operation. From 1989 to June of 2009, he was president of Parkerton Ranch, Inc., a cattle and sheep ranching and farming operation. From 1988 to the present, he has been president of JK Minerals, Inc., an oil production and mineral leasing company. From 1995 to June 2009, he was the President of Cole Creek Outfitters, Inc., a guiding and hunting operation. From 1998 to the present he has been President, and was a founding member of, Seven Cross Ranches, LLC, Wcamp, FLLC, and Sagebrush Land Management, FLLC, all of which are real estate development companies.

From 2001 to 2008, Mr. Nicolaysen was a unit operator for JK Minerals, Inc. From 2004 to 2007, Mr. Nicolaysen was an operator of Big Muddy Field for Wyoming Mineral Exploration, LLC, of which he was a founding member. From 2007 to 2008, he was a founding member of Muddy Mineral Exploration, LLC in Wyoming. From 2008 to May 1, 2009, he was a board member of Ameriwest Energy Corp.

Mr. Nicolaysen, and A.L. Sid Overton, Director and Chairman of the Board, are brothers-in-law.

A.L. (Sid) Overton, Director and Chairmen of the Board of Directors

In 1964, Mr. Overton received his B.A. from the University of North Dakota. In 1966, he earned his L.L.B. from the University of North Dakota School of Law, and in 1969, he earned his J.D. from the University of North Dakota School of Law. Since 1967 he has been continuously engaged in the private practice of law and in the representation of business clients in Colorado. From 1981 to 1986 he represented a publicly held company that was engaged in the oil and gas exploration business. From 1985 to 1995 he was an active member/partner of a small law firm that was primarily engaged in providing securities registration and compliance legal services. Since 1988, he has served as a member/partner of the law firm of Overton & Associates, LLC. Since 1973 he has served as a member of the Board of Directors of 11 charitable or nonprofit organizations in Colorado.

Mathijs Van Houweninge, Director

Mr. van Houweninge studied Cognitive Artificial Intelligence at the University of Utrecht, The Netherlands. In 1998, he attended the Young Managers Programme at Insead Business School in Paris. In addition to being self-employed since 1992, Mr. van Houweninge was the founder and CEO of “Effective,” a Dutch software and consultancy firm, from 1992 to 2002. From September 2007 to April 2008, Mr. van Houweninge was an associate at Advisor Falcon Capital in London. From May 2008 to December 2008, he was a Partner at Falcon Capital in London.

Mr. van Houweninge also served on the boards of Blackwater Midstream Corp., a midstream gas storage facility (New Orleans, May 2008-Janury 2012, listed); Cybercity 3D, a 3D modeling and marketing company (El Segundo, February 2008-November 2010, non-listed); SkyPostal Networks, Inc., an air courier services company (Miami, April 2008-May 2010, listed); IonIP bv, a network and business intelligence technology firm (Amsterdam, June 2008-September 2012, non-listed); and Skillcity, an ICT support organization (Utrecht, August 2008-September 2011, non-profit).

Since June 2010, Mr. van Houweninge has held the position of CEO of Inergy Analytical Solutions, a business intelligence consultancy and hosting company. In addition, he currently serves as a Director of the Nieuwe Regentesseschool, a Dutch primary school (Utrecht, November 2004, non-profit).

Jeffrey B. Bennett, Director

Mr. Bennett obtained a Bachelor’s of Arts from Western State College of Colorado in 1979, majoring in Biology. Mr. Bennett has been a co-owner/partner in TCF Services, Inc. from 2005 to present and a co-owner/partner in Flame Energy, Inc. from May 2005 to present. He was Vice President of Operations of NQL Energy Services in Alberta, Canada from June 2003 through 2005. He was employed by Black Max Downhole Tools, Inc. from May 2001 through 2003, as a Region Manager. From 2000 to 2001, Mr. Bennett was operations manager for the western United States for Sharewell.

Conflicts of Interest – General

The Company’s directors and officers are, or may become, in their individual capacities, officers, directors, controlling stockholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. Furthermore, as noted above, Mr. Overton and Mr. Nicolaysen are brothers-in-law.

Conflicts of Interest – Corporate Opportunities

Rancher’s articles of incorporation, bylaws, and minutes contain no provision which requires its officers and directors to disclose to Rancher business opportunities which come to their attention. Rancher’s officers and directors do, however, have a fiduciary duty of loyalty to Rancher to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. Rancher has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Code of Business Conduct and Ethics

Rancher has adopted a Code of Business Conduct and Ethics for our directors, officers, and employees. The board expects all directors, as well as officers and employees, to act ethically at all times and to adhere to the policies outlined in our Code of Business Conduct and Ethics. Copies of our Code of Business Conduct and Ethics are available by contacting the Company at the address or phone number contained in this proxy statement/prospectus. The Code of Business Conduct and Ethics was originally filed as an exhibit to Rancher’s Current Report dated June 6, 2007 on Form 8-K and remains in effect in accordance with its terms.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to executive officers during the fiscal years ended March 31, 2014 and 2013. The table sets forth this information for Rancher, including salary, bonus, and certain other compensation to the named executive officers for the past two fiscal years and includes all executive officers as of March 31, 2014.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jon C. Nicolaysen, Chief Executive Officer (1)	2014 2013	120,000 120,000	0 0	0 0	1,231 0	0 0	0 0	6,000 6,000	127,231 126,000

(1)	For Mr. Nicolaysen, “other compensation” represents auto allowances. Mr. Nicolaysen was appointed as Chief Executive Officer and President on October 2, 2009, and as a director on October 27, 2009. He serves as a director for no additional compensation. On December 3, 2013, Mr. Nicolaysen was granted fully-vested options to purchase 2,500,000 shares of Rancher common stock with an exercise price of $0.01.

Employment Agreements; Potential Payments Upon Termination or Change-in-Control

On October 27, 2009, Rancher entered into an Executive Employment Agreement with Jon C. Nicolaysen to become President and Chief Executive Officer. Pursuant to the agreement, Mr. Nicolaysen receives a base salary of $120,000 per year. The agreement provides that the base salary shall thereafter be increased annually at the greater of five percent or such other increase as may be approved by the board of directors, however there has been no board action to increase Mr. Nicolaysen’s salary since 2009. In addition, Mr. Nicolaysen: (i) shall be eligible to receive incentive compensation or a bonus, payable solely in the discretion of the board of directors; (ii) shall be entitled to participate in all benefit programs established by the Company, and; (iii) shall be entitled to a Company-provided vehicle or a monthly allowance of $500. The agreement may be terminated by either party upon fifteen days written notice and until terminated continues on a month-to-month basis.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth certain information regarding stock options held by the named executive officers that are fully vested as of March 31, 2014.

Name	Option Awards
	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non-exercisable	Option Exercise Price	Option Expiration Date

Jon C. Nicolaysen	2,500,000	-0-	$0.01	12/3/23

Director Compensation

During the fiscal year ended March 31, 2014, we compensated our non-employee directors under the following compensation arrangement:

Cash Compensation and Equity Compensation

In September 2009 the new board of directors implemented a new arrangement under which each non-employee director would receive a cash payment of $5,000 per fiscal quarter; this was increased to $10,000 per fiscal quarter for the quarter ending December 31, 2013. In addition, under the terms of Management Retention Agreements entered into with each non-employee director and the President and CEO, each member of the board of directors were granted options to purchase 2,500,000 shares of Rancher common stock at $0.035 per share. On December 3, 2013, these options were cancelled and new, fully-vested options to purchase 2,500,000 shares of Rancher common stock with an exercise price of $0.01 and an option expiration date of December 3, 2023 were granted to each of the directors.

The following table sets forth certain information concerning compensation paid to the Company’s directors during the fiscal year ended March 31, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)(2)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jon C. Nicolaysen(1)	$-0-	$-0-	$1,231	$-0-	$-0-	$126,000	$127,231

A.L. (Sid) Overton	$25,000	$-0-	$1,231	$-0-	$-0-	$-0-	$26,231

Mathijs Van Houweninge	$25,000	$-0-	$1,231	$-0-	$-0-	$-0-	$26,231

Jeffrey B. Bennett	$25,000	$-0-	$1,231	$-0-	$-0-	$-0-	$26,231

(1)	Mr. Nicolaysen is employed as the Company’s Chief Executive Officer. During the fiscal year ended March 31, 2014 he received $126,000 in compensation for his services in that capacity, as discussed in the Executive Compensation Table.
(2)	On October 27, 2009, each member of the board of directors was granted options to purchase 2,500,000 shares of Rancher common stock at $0.035 per share. On December 3, 2013, these options were cancelled and new, fully-vested options to purchase 2,500,000 shares of Rancher common stock with an exercise price of $0.01 were granted to each of the directors.

All of the Company’s executive officers and/or directors will continue to be active in other companies. All executive officers and directors have retained the right to conduct their own independent business interests.

Indemnification of Directors and Officers

Rancher officers and directors are indemnified as provided by the Nevada Revised Statutes and the bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company’s articles of incorporation. Rancher’s articles of incorporation do not specifically limit the directors’ immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with Rancher or its shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Rancher’s bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Nevada law; provided, however, that it may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that Rancher shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by the board of directors, (c) is provided by Rancher, in its sole discretion, pursuant to the powers vested under Nevada law or (d) is required to be made pursuant to the bylaws.

Rancher’s bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of Rancher, or is or was serving at the request of Rancher as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

Rancher’s bylaws provide that no advance shall be made by Rancher to an officer except by reason of the fact that such officer is or was a director in which event these provisions shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to Rancher’s best interests.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of March 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company that are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by security holders	0	$0	12,000,000
Equity compensation plans not approved by security holders	10,000,000	$0.01	—
Total	10,000,000	$0.01	12,000,000

2006 Stock Incentive Plan

On March 30, 2007, Rancher’s 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) was approved by its shareholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the board of directors could grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to Rancher or any related company. The participants to whom awards could have been granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award were determined by the board of directors, except that the term of the options would not exceed ten years. A total of ten million shares of Rancher’s common stock were subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan could be either treasury or authorized and unissued shares. During the years ended March 31, 2013 and 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan. This plan was terminated by the Bankruptcy Court as part of the plan of reorganization, and no additional options or rights may be granted under the 2006 Stock Incentive Plan.

2013 Stock Incentive Plan

Effective March 29, 2013, Rancher’s 2013 Stock Option and Award Plan (the “2013 Stock Incentive Plan”) was approved by its board of directors. Under the 2013 Stock Incentive Plan, the board of directors may grant options or rights to purchase common stock to officers, employees, and other persons who provide services to Rancher or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the board of directors, except that the term of the options shall not exceed ten years. A total of 12 million shares of Rancher common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2014 and 2013, no options were granted, expired or exercised under the 2013 Stock Incentive Plan. The Rancher board does not intend to grant any options under the 2013 Stock Incentive Plan at the present time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of Rancher outstanding common stock by:

•	Each person who is known by Rancher to be the beneficial owner of five percent (5%) or more of Rancher common stock;
•	Rancher chief executive officer, its other executive officers, and each director as identified in the “Management — Executive Compensation” section; and
•	All of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this Annual Report into shares of the Company’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that Rancher believes was beneficially owned by each person or entity as of March 31, 2014.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner	Percent of Class(1)
Common shares	Jon C. Nicolaysen, Director, President, CEO(2)	3,200,000	2.66%

Common shares	A.L. (Sid) Overton, Director(3)	2,500,000	2.08%

Common shares	Mathijs van Houweninge, Director(4)	3,100,000	2.59%

Common shares	Jeffrey B. Bennett, Director(5)	2,503,000	2.08%

Common shares	All directors and executive officers as a group (4 persons)	10,703,000	8.92%

Title of Class	Namd and Address of Beneficial Owner*	Amount and Nature of Beneficial Owner	Percent of Class (1)

Greater than 5% Holders
Common	Sergei Stetsenko	8,896,000	7.42%
shares	Paradeplatz 4
	Zurich 8001 Switzerland

Common	Hound Partners LLC (6)	10,561,797	8.81%
shares	101 Park Avenue 48th Floor
	New York, NY 10178

	Hound Performance LLC
	101 Park Avenue 48th Floor
	New York, NY 10178

	Hound Partners Offshore Fund, LP
	c/o Citco Fund Services
	(Curacao) N.V.
	Kaya Flamboyan 9
	P.O. Box 4774
	Willemstad, Curacao
	Netherland Antilles

	Jonathan Auerback
	101 Park Avenue 48th Floor
	New York, NY 10178

* The address for officers and directors is PO Box 40, Henderson, CO 80640

(1)	At March 31, 2014, the Company had 119,862,791 shares of its common stock issued and outstanding.
(2)	Mr. Nicolaysen holds 700,000 shares of common stock. Mr. Nicolaysen also holds an option exercisable into 2,500,000 shares of common stock at $0.01 per share.
(3)	Mr. Overton holds an option exercisable into 2,500,000 shares of common stock at $0.01 per share.
(4)	Mr. van Houweninge holds 600,000 shares of common stock. Mr. van Houweninge also holds an option exercisable into 2,500,000 shares of common stock at $0.01 per share.
(5)	Mr. Bennett holds 3,000 shares of common stock. Mr. Bennett also holds an option exercisable into 2,500,000 shares of common stock at $0.01 per share.
(6)	Hounds Partners, LLC, Hounds Performance, LLC, Hounds Partners Offshore Fund, LP, and Jonathan Auerback jointly filed a Schedule 13G, Amendment No. 3 on June 26, 2012 showing the entities to have shared voting power of the 10,561,797 shares at December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Transactions

During the fiscal years ended March 31, 2014 and 2013, the Company incurred legal fees totaling $45,921 and $11,525, respectively, with Overton and Associates, LLC, a law firm in which Mr. Overton, a director of the Company, is a principal. The employment of Overton and Associates as special counsel had been approved by the Bankruptcy Court.

Rancher has not implemented a formal written policy concerning the review of related party transactions, but compiles information about transactions between Rancher and its directors and officers, their immediate family members, and their affiliated entities, including the nature of each transaction and the amount involved. The Rancher board has responsibility for reviewing these transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor’s Fees

The following table describes fees for professional audit and tax services rendered by our principal accountants, BF Borgers CPA PC for the audit of our annual financial statements and for other services rendered by the respective CPA firms for and during the fiscal years ended March 31, 2014 and March 31, 2013. See Item 9 regarding the change in independent CPA firms during the 2013 fiscal year.

Type of Fee	March 31, 2014	March 31, 2013

Audit Fees	$32,940	$42,347
Audit-Related Fees	$—	$—
Tax Fees	$2,500	$5,500
All Other Fees	$—	$—
Total	$35,440	$47,847

Pre-approval Policies and Procedures

The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are preapproved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of BF Borgers CPA PC in providing services to us for the fiscal years ended March 31, 2014 and 2013 and has concluded that such services are compatible with their independence as our auditors. The Board of Directors approved a change of independent auditors as of February 27, 2013 to BF Borgers CPA PC. The Board has considered the services rendered and fees billed to the date of this report by BF Borgers CPA PC, and are satisfied as to their services being rendered on a basis of independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Exhibit No	Description of Exhibits
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Correction (2)
3.3	Amended and Restated Bylaws(3)
4.1	Form of Non-Qualified Stock Option Agreement(4)
10.1	Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated as of September 30, 2013(5)
10.2	Settlement Agreement and Mutual Release between Rancher Energy Corp. and PetroShare Corp. dated as of May 5, 2014(6)
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document(7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(7)

* Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 3, 2007.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 28, 2006.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 3, 2013.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 9, 2013.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 6, 2014.

(7)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Rancher Energy Corp.:

We have audited the accompanying balance sheets of Rancher Energy Corp. (“the Company”) as of March 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rancher Energy Corp., as of March 31, 2014 and 2013, and the results of its operations and its cash flow for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
June 18, 2014

Rancher Energy Corp
Balance Sheets

	March 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$344,098	$2,076,720
Other	36,768	37,749
Total current assets	380,866	2,114,469

Assets held for sale	1,142,237	—

Furniture and equipment, net of accumulated depreciation of $232,108
and $198,844 respectively	105,574	138,838
Deposits and other assets	100,000	200,000
Total other assets	205,574	338,838

Total assets	$1,728,677	$2,453,307

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$49,583	$15,000
Total current liabilities	49,583	15,000

Total liabilities	49,583	15,000

Stockholders' Equity
Common stock, $0.00001 par value; 275,000,000 shares
authorized, 119,862,791 and 119,862,791 shares issued
and outstanding at March 31, 2014 and 2013, respectively	1,200	1,200
Additional paid-in capital	93,209,942	93,205,016
Accumulated deficit	(91,532,048)	(90,767,909)
Total stockholders' equity	1,679,094	2,438,307

Total liabilities and stockholders' equity	$1,728,677	$2,453,307

See notes to these financial statements.

Rancher Energy Corp.
Statements of Operations

	For the Year Ended March 31,
	2014	2013

Revenue	$—	$—

Operating expenses:
General and administrative expenses	733,788	531,241
Depreciation and amortization	33,264	33,846
Total operating expenses	767,052	565,087

(Loss) from operations	(767,052)	(565,087)

Other income (expense):
Interest expense and financing costs	—	47,236
Interest and other income	2,913	350,494
Total other income	2,913	397,730

(Loss) before reorganization items	(764,139)	(167,357)

Reorganization items:
Loss on settlement	—	25,000
Professional and other costs, net	—	22,274
Total reorganization items	—	47,274

Net (loss)	(764,139)	(214,631)

Basic and diluted net (loss) per share	$0.00 *	$0.00 *

Basic and diluted weighted average shares outstanding	119,862,791	119,565,072

* Less than $0.01 per share

See notes to these financial statements.

Rancher Energy Corp.
Statement of Changes in Stockholders' Equity

			Additional
			paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2013	119,862,791	$1,200	$93,205,016	$(90,767,909)	$2,438,307
Stock based compensation	—	$—	$4,926	$—	4,926
Net (loss) for the period	—	—	—	(764,139)	(764,139)

Balance - March 31, 2014	119,862,791	$1,200	$93,209,942	$(91,532,048)	$1,679,094

See notes to these financial statements.

Rancher Energy Corp
Statements of Cash Flows

	For the Year Ended March 31,
	2014	2013

Cash flows used in operating activities:
Net (loss)	$(764,139)	$(214,631)
Adjustments to reconcile net (loss) from operations to
cash used in operating activities, before reorganization items:
Reorganization items, net	—	(47,274)
Stock based compensation	4,926	—
Depreciation and amortization	33,264	33,846
Changes in operating assets and liabilities:
Other	981	296,313
Accounts payable and accrued liabilities	34,583	(434,224)

Net cash used in operating activities, before reorganization items	(690,385)	(365,970)

Payments for reorganization items -
Professional and other costs rendered in connection with
the Chapter 11 proceeding	—	(1,175,539)

Net cash used in operating activities	(690,385)	(1,541,509)

Cash flows used in investing activities:
Additions to assets held for sale	(1,142,237)	—
Refund of deposits	100,000	—
Net cash used in investing activities	(1,042,237)	—

Cash flows from (used in) financing activities:	—	—

Discontinued operations:
Cash flows provided by discontinued operating activities	—	388,371
Cash flows provided by discontinued investing activities	—	—
Cash flows provided by discontinued financing activities	—	—

Net cash provided by discontinued operations	—	388,371

(Decrease) in cash and cash equivalents	(1,732,622)	(1,153,138)

Cash and cash equivalents, beginning of period	2,076,720	3,229,858

Cash and cash equivalents, end of period	$344,098	$2,076,720

SUPPLEMENTAL SCHEDULE OF CASHFLOW INFORMATION
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See notes to these financial statements.

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

Bankruptcy Filing

On October 28, 2009, the Company filed a voluntary petition (the “Petition”) for relief in the United States Bankruptcy Court, District of Colorado (the “Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). The Company continued to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Code and orders of the Bankruptcy Court until its plan of reorganization (the “Plan”) was approved by the Bankruptcy Court and the Company was discharged from bankruptcy on its effective date of September 28, 2012. See Note 3 – Proceedings Under Chapter 11 of the Bankruptcy Code.

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

As the Company emerged from bankruptcy, it reviewed the use of “Fresh-start” accounting and determined that pursuant with ASC 852, the Company does not qualify to use the provisions of “Fresh-start” accounting. The Company’s voting stockholders immediately before the confirmation date do not own less than 50% of the voting shares of the emerging entity.

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

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2014, the Company had $94,098 in cash deposits in excess of FDIC insured limits.

Property and Equipment

Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from three to seven years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense for the years ended March 31, 2014 and 2013 was $33,264 and $33,846, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments.

Revenue Recognition

The Company currently has no revenue from operations although during the years ended March 31, 2014 and 2013, the Company did have Other Income. During the years 2014 and 2013 a nominal amount of interest received from financial institutions for funds on deposit and for 2013 Other Income also represented payments received for the resale of carbon dioxide under a supply and sales agreement that expired in December 2012.

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

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

Net (Loss) per Share

Basic net (loss) per common share of stock is calculated by dividing net (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period.

Diluted net (loss) per common share is calculated by dividing net (loss) by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s potentially dilutive securities consist of in-the-money outstanding options to purchase the Company’s common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options for the periods presented:

	For the Year Ended March 31,
	2014	2013
Dilutive	—	—
Anti-dilutive	9,971,233	1,507,171

Stock options were not considered in the detailed calculations as their effect would be anti-dilutive.

Share-Based Compensation

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 7 - Share-Based Compensation.

Going Concern and Managements’ Plans

As shown in the accompanying financial statements for the period ended March 31, 2014, the Company has reported an accumulated deficit of approximately $91.5 million. At March 31, 2014, the Company has current assets of $380,866, including cash and cash equivalents of $344,098 and current liabilities of $49,583 but has no operations.

To the extent the Company’s current assets are not sufficient to fund the Company’s capital and current growth requirements the Company will attempt to raise needed funds through debt or equity. At the present time, the Company cannot provide assurance that it will be able to raise necessary funds. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

Comprehensive Income (Loss)

The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive (loss) is equal to net (loss).

Major Customers

The Company’s only source of income was from a carbon dioxide resale contract that expired in December 2012 and was reported as other income in the statement of operations for the fiscal year ended March 31, 2013. The Company had no oil and gas operations during the years ended March 31, 2014 and 2013, and no customers or billings as a result.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on the Company’s net income (loss).

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 – Proceedings under Chapter 11 of the United States Bankruptcy Code

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

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

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

Reorganization Items

Reorganization items represent the direct and incremental costs related to the Company's Chapter 11 case, such as professional fees incurred, net of interest income earned on accumulated cash during the Chapter 11 process. These were recognized in the year ended March 31, 2013; the Company recognized no such items in the year ended March 31, 2014.

Note 4 – Assets Held for Sale

On October 3, 2013, the Company entered into a Participation Agreement with PetroShare Corp., a privately-held Colorado corporation not affiliated with the Company (“PetroShare”), for the purposes of drilling at least one and up to two oil and/or gas wells to test the Niobrara formation to a depth of approximately 7,850 feet total vertical depth in Moffatt County, Colorado. The estimated cost for drilling the first well (Kowach 3-25) was $1,824,460 ($547,338 net to the Company) and if warranted an additional $471,772 for completion ($141,517 to the Company). The estimated cost for drilling the second well (Voloshin 3-25) was $1,982,998 ($549,899 net to the Company) and if warranted an additional $474,247 for completion ($142,274 to the Company). PetroShare is the operator of the wells and two other companies, not affiliated with the Company or PetroShare, were also participating in the well.

During the year ended March 31, 2014, the Company paid a total of $1,142,237 to PetroShare for (1) its share of the costs of drilling the first well and second well in exchange for a 30% working interest (25.309% net revenue interest) in each well subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if the Company and PetroShare did not complete a business combination as reflected below in Note 5 and (2) a deposit with PetroShare for costs relating to completion of the wells. As set forth in ASC 360, these costs in the amount of $1,142,237 have been recorded on the balance sheet at March 31, 2014 as Assets Held for Sale.

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

It is important to note that Rancher will not be selling or transferring these oil and gas assets. Rancher does not have a direct ownership interest in the leases since no assignment was made to Rancher. Rancher’s only interest in the leases is through the Participation Agreement, under which a dispute has been raised. If the settlement agreement is completed as contemplated (see Note 12, Subsequent Events), Rancher will be deemed to have withdrawn from the Participation Agreement. If completed as contemplated, Rancher’s board of directors does not consider this to be the sale of all or substantially all of Rancher’s assets.

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

Litigation

A group of persons who purchased $1,776,750 of securities as part of the Company’s private placement offering filed suit in 2009 against the Company alleging that securities laws were violated. Subsequently, these cases were dismissed and the Company entered into tolling agreements with these stockholders to toll the statutes of limitations applicable to any claims related to the private placement. These stockholders filed a proof of claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations and in June 2011 the Bankruptcy Court found that these claims were subordinated to unsecured claims, as such they were settled as part of the Plan approved by the Bankruptcy Court in September 2012.These claims are covered under the Company’s D&O insurance policy and at March 31, 2014 no claims have been filed by these stockholders.

Business Combination

In October 2013, The Company and PetroShare entered into a non-binding letter of intent by which the two parties were negotiating and pursuing a business combination. On March 12, 2014, PetroShare notified Rancher that PetroShare terminated the letter of intent and all negotiation with respect to the business combination. As a result of this termination, both parties have made certain allegations to each other relating to the costs and actions surrounding the drilling and completion of the Kowach 3-25 and Voloshin 3-25 wells. See Note 12 – Subsequent Events.

 RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

Note 6 – Stockholders’ Equity

The Company’s capital stock at March 31, 2014 and 2013 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At March 31, 2014 and 2013, a total of 119,862,791 and 119,862,791 shares of common stock were issued and outstanding, respectively.

Issuance of Common Stock

During the year ended March 31, 2013 the Company issued 546,068 shares of common stock as compensation for cancellation of 54,632,565 warrants. See Note 6 – Warrants.

Warrants

As part of the Plan approved by the Bankruptcy Court, warrant holders holding 54,632,565 warrants exercisable for shares of the Company's common stock are to be cancelled and the holders of these warrants will receive one share of the Company's common stock for every 100 shares of common stock the warrant holder would have been entitled to if the warrants were exercised. Therefore, the Company issued 546,068 shares of common stock to the warrant holders during October 2012 valued at $12,014 or $0.022 per share that was recorded as part of “Reorganization items – Professional and other costs, net” in the statement of operations for the year ended March 31, 2013.

Note 7 – Share-Based Compensation

Share-based awards to employees and directors are accounted for under ASC 718 “share-based payments”. ASC 718 requires companies to recognize share-based payments to employees as compensation expense using a fair value method. Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the service period on a straight-line basis, which generally represents the vesting period. The Company did not recognize a tax benefit from the stock compensation expense because it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date, the expected stock price volatility, and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Prior to the adoption of ASC 718, the Company reflected tax benefits from deductions resulting from the exercise of stock options as operating activities in the statements of cash flows. ASC 718 requires tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) be classified and reported as both an operating cash flow and a financing cash flow upon adoption of ASC 718. As a result of the Company’s net operating losses, the excess tax benefits, which would otherwise be available to reduce income taxes payable, have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the statements of cash flows for the years ended March 31, 2014 and 2013.

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

Chief Executive Officer (CEO) and Non-Executive Director Non-Qualified Stock Option Grants

On October 27, 2009, in conjunction with the execution of Management Retention Agreements, the Company’s CEO and each of the Company’s three non-executive directors were granted non-qualified stock options to purchase 2.5 million shares of the Company’s common stock at an exercise price of $0.035 per share. On December 3, 2013, each of the four members of the Board of Directors surrendered in aggregate to the Company their non-qualified stock options to purchase 10,000,000 shares of the Company’s common stock and on such date the Company granted to each of the four members of the Board of Directors non-qualified stock options to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $.01 per share. These options are fully vested at the date of grant and expire in ten years.

During the year ended March 31, 2013, the Company did not grant any non-qualified stock options.

2006 Stock Incentive Plan

On March 30, 2007, the Company’s 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) was approved by its stockholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the Board of Directors may grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 10 million shares of the Company’s common stock are subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2013 and 2012, no options were granted, expired or exercised under the 2006 Stock Incentive Plan.

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

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

The following table summarizes stock option activity for the years ended March 31, 2014 and 2013.

	2014		2013
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at
beginning of year
Non-qualified	10,000,000	$0.035	10,000,000	$0.035
2006 Plan	1,000,000	$0.035	1,375,000	$0.0875
2013 Plan	—	$—	—	$—

Granted
Non-qualified	10,000,000	$0.010	—	$—
2006 Plan	—	$—	—	$—
2013 Plan	—	$—	—	$—

Exercised
Non-qualified	—	$—	—	$—
2006 Plan	—	$—	—	$—
2013 Plan	—	$—	—	$—

Cancelled
Non-qualified	(10,000,000)	$0.035	—	$—
2006 Plan	(1,000,000)	$0.035	(375,000)	$0.142
2013 Plan	—	$—	—	$—

Outstanding at March 31,
Non-qualified	10,000,000	$0.010	10,000,000	$0.035
2006 Plan	—	$—	1,000,000	$0.035
2013 Plan	—	$—	—	$—

Exercisable at March 31,
Non-qualified	10,000,000	$0.010	10,000,000	$0.035
2006 Plan	—	$—	1,000,000	$0.035
2013 Plan	—	$—	—	$—

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

The following table summarizes information for the outstanding and vested options at March 31, 2014:

Outstanding
and Vested Options
Number of shares
Non-qualified	10,000,000
2006 Plan	—
2013 Plan	—

Weighted average remaining contractual life
Non-qualified	9.97
2006 Plan	—
2013 Plan	—

Weighted average exercise price
Non-qualified	$0.01
2006 Plan	$—
2013 Plan	$—

Aggregate intrinsic value
Non-qualified	$142,857
2006 Plan	$—
2013 Plan	$—

The aggregate intrinsic value of outstanding options is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options at the date of grant. During the year ended March 31, 2014, the intrinsic value of the non-qualified stock options granted to purchase 10,000,000 shares of common stock is $147,783 and for the year ended March 31, 2014, the Company’s stock based compensation expense is $4,926.

Note 10 – Income Taxes

The effective income tax rate for the years ended March 31, 2014 and 2013 differs from the U.S. Federal statutory rate due to the following:

	2014	2013
Federal statutory income tax rate	$267,000	$75,000
State income taxes, net of federal benefit	23,000	6,000
Permanent items	—	(18,000)
Other, change in rate	—	251,000
Change in valuation allowance	(290,000)	(314,000)
	$—	$—

RANCHER ENERGY CORP
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014

The components of the deferred tax assets and liabilities at March 31, 2014 and 2013 are as follows:

	2014	2013
Long-term deferred tax assets:
Federal net operating loss carryforwards	$30,590,000	$30,314,000
Stock based compensation	824,000	824,000
Accrued expenses	143,000	143,000
Long-term deferred tax liabilities:
Property, plant and equipment	(40,000)	(54,000)
Valuation allowance	(31,517,000)	(31,227,000)
Net long-term deferred tax assets	$—	$—

The Company has net operating loss carryforwards of approximately $86,500,000 at March 31, 2014 and the Company’s net operating losses begin to expire in 2024.

The Company has provided a full valuation allowance for the deferred tax assets at March 31, 2014 and 2013, based on the likelihood that the deferred tax assets will not be utilized in the future.

Note 11 – Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $45,921 and $11,525 during the years ended March 31, 2014 and 2013, respectively that are included in the statement of operations. There was no amount owed to the law firm at March 31, 2014 and 2013, respectively.

Note 12 – Subsequent Events

Settlement Agreement

On May 5, 2014, the parties entered into a Settlement Agreement to settle their claims and, among other provisions, payment of $100,000 (which payment was received by Rancher on May 6, 2014). The Settlement Agreement also requires payment by PetroShare to Rancher of $1,042,237 by June 16, 2014, as well as mutual releases that become effective upon receipt of the final payment. The Settlement Agreement acknowledges that neither Rancher nor PetroShare admits any liability to the other. Rancher received the remaining $1,042,237 on June 16, 2014. Further, Rancher is not conveying any properties or assets to PetroShare but upon receipt of the final payment from PetroShare pursuant to the Settlement Agreement, Rancher acknowledged that the Participation Agreement and Rancher’s rights under the related joint operating agreement have been terminated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANCHER ENERGY CORP.

Dated: June 18, 2014
By:	/s/ Jon C. Nicolaysen
Jon C. Nicolaysen, Chief Executive Officer & Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 18, 2014
RANCHER ENERGY CORP.

/s/ Jon C. Nicolaysen
Jon C. Nicolaysen, Chief Executive Officer & Director

/s/ A.L. Sid Overton
A.L. Sid Overton, Director

/s/ Mathijs van Houweninge
Mathijs van Houweninge, Director

/s/ Jeffrey B. Bennett
Jeffrey B. Bennett, Director