Form 10-Q
period 2014-06-30
RANCHER ENERGY CORP.
filed 2014-08-11
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No [  ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |x] No | |

As of August 1, 2014, 119,862,791 shares of Rancher Energy Corp. common stock, $0.00001 par value, were outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Rancher Energy Corp.
Balance Sheets

	June 30,
	2014	2014
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,389,299	$344,098
Other	23,055	36,768
Total current assets	1,412,354	380,866

Assets held for sale	—	1,142,237

Furniture and equipment, net of accumulated depreciation of
$240,443 and $232,108 respectively	97,239	105,574
Deposits and other assets	100,000	100,000
Total other assets	197,239	205,574

Total assets	$1,609,593	$1,728,677
		L
LIABILITIES AND STOCKHOLLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$102,165	$49,583
Total current liabilities	102,165	49,583

Total liabilities	$102,165	$49,583

Stockholders' Equity
Common stock, $0.00001 par value; 275,000,000 shares
authorized, 119,862,791 shares issued and outstanding	1,200	1,200
Additional paid-in capital	93,213,636	93,209,942
Accumulated deficit	(91,707,408)	(91,532,048)
Total stockholders' equity	1,507,428	1,679,094

Total liabilities and stockholders' equity	$1,609,593	$1,728,677

See notes to these financial statements.

Rancher Energy Corp.
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,
	2014	2013

Revenue	$—	$—

Operating expenses:
General and administrative expenses	167,201	140,707
Depreciation and amortization	8,335	8,316
Total operating expenses	175,536	149,023

Loss from operations	(175,536)	(149,023)

Other income:
Interest income	176	724
Total other income	176	724

Net loss	$(175,360)	$(148,299)

Basic and diluted net loss per share	$0.00 *	$0.00 *

Basic and diluted weighted average shares outstanding	119,862,791	119,862,791

* Less than $0.01 per share

See notes to these financial statements.

Rancher Energy Corp.
Statements of Cash Flows
(Unaudited)

	For The Three Months Ended June 30,
	2014	2013

Cash flows used in operating activities:
Net loss	$(175,360)	$(148,299)
Adjustments to reconcile net loss from operations to
cash used in operating activities:
Stock based compensation	3,694	—
Depreciation and amortization	8,335	8,316
Changes in operating assets and liabilities:
Other	13,713	13,155
Accounts payable and accrued liabilities	62,582	(34,583)

Net cash used in operating activities	(97,036)	(161,411)

Cash flows from investing activities
Proceeds from disposition of assets held for sale	1,142,237	—
Net cash from investing activities	1,142,237	—

Cash flows from financing activities:	—	—

Increase (decrease) in cash and cash equivalents	1,045,201	(161,411)

Cash and cash equivalents, beginning of period	344,098	2,076,720

Cash and cash equivalents, end of period	$1,389,299	$1,915,309

SUPPLEMENTAL SCHEDULE OF CASHFLOW INFORMATION
Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See notes to these financial statements.

Rancher Energy Corp.
Statement of Changes in Stockholders' Equity
(Unaudited)

			Additional
			paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance - March 31, 2014	119,862,791	$1,200	$93,209,942	$(91,532,048)	$1,679,094

Stock based compensation	—	—	3,694	—	3,694

Net loss for the period	—	—	—	(175,360)	(175,360)
Balance - June 30, 2014	119,862,791	$1,200	$93,213,636	$(91,707,408)	$1,507,428

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), although such deposits are in excess of the insurance coverage. At June 30, 2014, the Company had $1,139,299 in cash deposits in excess of FDIC insured limits.

Oil and Gas Producing Activities

The Company has only recently re-engaged in oil and gas producing activities. In accounting for oil and gas producing activities, the Company uses the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures within the consolidated statements of cash flows. The costs of development wells are capitalized whether or not proved reserves are found. Costs of unproved leases, which may become productive, are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair value and are not subject to amortization. At June 30, 2014 and March 31, 2014, the Company had $0 and $0, respectively of unproved oil and gas properties.

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

The Company complies with ASC 932, “Extractive Activities – Oil and Gas”. As of June 30, 2014 and March 31, 2014, the Company did not have any existing capitalized exploratory well costs, and has therefore determined that there are no suspended well costs that should be impaired.

RANCHER ENERGY CORP.

Notes to Financial Statements

The Company reviews its long-lived assets for impairments when events or changes in circumstances indicate that impairment may have occurred. The impairment test for proved properties compares the expected undiscounted future net cash flows on a property-by-property basis with the related net capitalized costs, including costs associated with asset retirement obligations, at the end of each reporting period. Expected future cash flows are calculated on all proved reserves using a discount rate and price forecasts selected by the Company’s management. The discount rate is a rate that management believes is representative of current market conditions. Operating costs are also adjusted as deemed appropriate for these estimates. When the net capitalized costs exceed the undiscounted future net revenues of a field, the cost of the field is reduced to fair value, which is determined using discounted future net revenues. An impairment allowance is provided on unproved property when the Company determines the property will not be developed or the carrying value is not realizable. At June 30, 2014 and March 31, 2014, the Company did not have any proved oil and gas properties.

Property and Equipment

Property and equipment, such as office furniture and equipment, and computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets from five to ten years. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense for the three months ended June 30, 2014 and 2013 was $8,316 and $8,316, respectively.

Revenue Recognition

The Company currently has no revenue from operations although during the three months ended June 30, 2014 and 2013, respectively the Company did have a nominal amount of interest received from financial institutions for funds on deposit.

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

The Company assessed the likelihood of utilization of the deferred tax assets in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $31,585,000 has been fully reserved at June 30, 2014. At June 30, 2014, the Company had net operating loss carryforwards of approximately $86,706,000 that begin to expire in the year 2023.

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

Net Loss per Share

Basic net loss per common share of stock is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period.

Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company’s potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase the Company’s common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

 RANCHER ENERGY CORP.

Notes to Financial Statements

	For the Three Months Ended June 30,
	2014	2013

Dilutive	—	—
Anti-dilutive	9,946,301	1,507,171

Share-Based Payments

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 6 - Share-Based Compensation.

Comprehensive Loss

The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive loss is equal to net loss.

Major Customers

The Company has no operations during the three months ended June 30, 2014 and 2013 and as a result no customers or billings.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 4, 2004 through June 30, 2014, the Company has not been involved in any unconsolidated SPE transactions.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on the Company’s net loss.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 3 – Assets Held for Sale

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

RANCHER ENERGY CORP.

Notes to Financial Statements

During the year ended March 31, 2014, the Company paid a total of $1,142,237 to PetroShare for (1) its share of the costs of drilling the first well and second well in exchange for a 30% working interest (25.309% net revenue interest) in each well subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if the Company and PetroShare did not complete a business combination and (2) a deposit with PetroShare for costs relating to completion of the wells. Rancher does not have a direct ownership interest in the leases since no assignment was made to Rancher. Rancher’s only interest in the leases is through the Participation Agreement, under which a dispute had been raised. As set forth in ASC 360, these costs in the amount of $1,142,237 have been recorded on the balance sheet at March 31, 2014 as Assets Held for Sale.

On May 5, 2014, the parties entered into a Settlement Agreement to settle their claims and, among other provisions, payment of $100,000 (which payment was received by Rancher on May 6, 2014). The Settlement Agreement also requires payment by PetroShare to Rancher of $1,042,237 by June 16, 2014, as well as mutual releases that become effective upon receipt of the final payment. The Settlement Agreement acknowledges that neither Rancher nor PetroShare admits any liability to the other. Also, Rancher’s board of directors does not consider this to be the sale of all or substantially all of Rancher’s assets. Rancher received the remaining $1,042,237 on June 16, 2014. Further, Rancher is not conveying any properties or assets to PetroShare but upon receipt of the final payment from PetroShare pursuant to the Settlement Agreement Rancher acknowledged that the Participation Agreement and Rancher’s rights under the related joint operating agreement have been terminated.

Note 4 – Commitments and Contingencies

Litigation

A group of persons who purchased $1,776,750 of securities as part of the Company’s private placement offering filed suit in 2009 against the Company alleging that securities laws were violated. Subsequently, these cases were dismissed and the Company entered into tolling agreements with these stockholders to toll the statutes of limitations applicable to any claims related to the private placement. These stockholders filed a proof of claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations and in June 2011 the Bankruptcy Court found that these claims were subordinated to unsecured claims, as such they were settled as part of the Plan approved by the Bankruptcy Court in September 2012.These claims are covered under the Company’s D&O insurance policy and at June 30, 2014 no claims have been filed by these stockholders.

Note 5 – Stockholders’ Equity

The Company’s capital stock at June 30, 2014 and March 31, 2014 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At June 30, 2014 and March 31, 2014, a total of 119,862,791 shares of common stock were issued and outstanding.

During the three months ended June 30, 2014, the Company realized additional paid in capital relative to the fair value of stock based compensation in the amount of $3,694. See Note 6 - Share-Based Compensation

Note 6 – Share-Based Compensation

2006 Stock Incentive Plan

On March 30, 2007, the Company’s 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”) was approved by its shareholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the Board of Directors were entitled to grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provided services to the Company or any related company. The participants to whom awards were granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options could not exceed 10 years. A total of 10 million shares of the Company’s common stock were subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended June 30, 2014 and 2013, no options were granted, expired or exercised.

RANCHER ENERGY CORP.

Notes to Financial Statements

2013 Stock Incentive Plan

Effective March 29, 2013, the Company’s 2013 Stock Option and Award Plan (the “2013 Stock Incentive Plan”) was approved by its Board of Directors. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 12 million shares of the Company’s common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended June 30, 2014 and 2013, no options were granted, expired or exercised under the 2013 Stock Incentive Plan.

Non-Qualified Stock Options

During the three months ended June 30, 2014 and 2013, no non-qualified stock options were granted, expired or exercised and at June 30, 2014 the following 10,000,000 options to the following members of the Board of Directors were outstanding:

	Vested/unvested	Exercise Price	Expiration Date
Jon C. Nicolaysen	2,500,000/0	$0.01	12/3/2023
A.L. Sid Overton	2,500,000/0	$0.01	12/3/2023
Mathijs van Houweninge	2,500,000/0	$0.01	12/3/2023
Jeffrey B. Bennett	2,500,000/0	$0.01	12/3/2023

The following table summarizes information related to the outstanding and vested options at June 30, 2014:

Outstanding and Vested Options

Number of shares
Non-qualified	10,000,000
Weighted average remaining contractual life
Non-qualified	9.5 years
Weighted average exercise price
Non-qualified	$0.01
Aggregate intrinsic value
Non-qualified	$0

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

During the three months ended June 30, 2014 and 2013, the Company did not realize any income tax expense related to the exercise of stock options. During the three months ended June 30, 2014, the Company’s realized stock based compensation expense from granting 10,000,000 options in December 2013 in the amount of $3,694. There was no stock based compensation expense during the three months ended June 30, 2013.

Note 7 – Related Party Transactions

A director of the Company is a partner in the law firm that acts as counsel to the Company. The Company incurred legal fees and expenses to the law firm in the amount of $9,704 and $3,360 during the three months ended June 30, 2014 and 2013, respectively that are included in the statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Organization

As of August 1, 2014, Rancher is considered a “shell company” under SEC rules and has no business operations. From October 28, 2009 to September 28, 2012, we operated our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until our Plan was approved by the Bankruptcy Court and we were discharged from bankruptcy. As reported in a current report on Form 8-K we filed dated September 10, 2012 (filed on September 20, 2012) and amended thereafter (on October 18, 2012), on September 10, 2012, the bankruptcy court approved our 2nd Amended Plan of Reorganization and Disclosure Statement which became effective on October 10, 2012.

As a result of a Participation Agreement entered into with PetroShare Corp. in October 2013 (described in more detail below and in a current report on Form 8-K dated October 3, 2013), Rancher was an independent energy company for a period of time until June 16, 2014 when (as reported in our annual report on Form 10-K for the year ended March 31, 2014 filed on June 20, 2014) Rancher received payment from PetroShare pursuant to the settlement agreement that resolved issues between them. As a result of the receipt of such payment and the transactions contemplated by the settlement agreement, Rancher lost its interest in the oil and gas properties and has no other business operations and again became a “shell company.”

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

We will likely need substantial additional capital to support our operations after the completion of any acquisition. We have no revenues at the present time other than a nominal amount of interest income on our funds on deposit. We have no committed source for any funds as of the date of this filing. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

On October 28, 2009, we filed a voluntary petition (the “Petition”) for relief in the United States Bankruptcy Court (the “Court”), District of Colorado under Chapter 11 of U.S. Bankruptcy Code (the “Bankruptcy Code,” Title 11 of the U.S.C.). On April 30, 2012, the Company filed its 2nd Amended Plan of Reorganization (“the Plan”) and Disclosure Statement for 2nd Amended Plan of Reorganization with the Court. On September 10, 2012, the Court approved the Plan effective October 10, 2012 the Company was discharged from bankruptcy.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Financial Reporting During Reorganization Proceedings,” which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared.  However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish Prepetition liabilities subject to compromise from both those Prepetition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may settled for lesser amounts.  In addition, cash provided by reorganization items, if any, must be disclosed separately in the statement of cash flows.  The Company adopted ASC 852-10 effective on October 28, 2010 and segregated those items as outlined above for all activity prior to September 28, 2012 which included approximately six months of the fiscal year ended March 31, 2013.

As the Company emerged from bankruptcy, it reviewed the use of “Fresh-start” accounting and determined that under ASC 852, the Company did not qualify to use the provisions of “Fresh-start” accounting since the Company’s voting stockholders immediately before the confirmation date did not own less than 50% of the voting shares of the emerging entity.

In September and October 2013, Rancher negotiated and became party to a Participation Agreement for the drilling of two wells in the Niobrara formation in Moffat County in northwestern Colorado, named Kowach #3-25 and Voloshin #3-25. PetroShare, an unaffiliated entity, was the operator of the prospect. Rancher and PetroShare had previously entered into a non-binding letter of intent by which the two parties were negotiating and pursuing a business combination (the “LOI”). Rancher contributed its share to the drilling and completion of the two wells of approximately $1,200,000. Disputes then developed between Rancher and PetroShare with respect to the wells and the contemplated business combination. On March 10, 2014 (as set forth in a Current Report on Form 8-K of that date), PetroShare notified Rancher that Rancher owed $283,791 for its share of completion costs of the two wells. PetroShare also alleged that it would suspend Rancher’s rights under the operating agreement for the two wells if Rancher fails to pay its share of the costs by April 9, 2014, and that such failure may be considered to be Rancher’s election not to participate in the completion of the wells. Shortly thereafter, on March 12, 2014, PetroShare notified Rancher in writing that PetroShare terminated the LOI and all negotiations for the proposed merger with Rancher.

In a letter dated March 14, 2014, Rancher made certain allegations with respect to PetroShare’s actions, and the parties discussed various alternatives. On March 27, 2014, the Board of Rancher approved negotiations to settle with PetroShare and on May 5, 2014, the parties entered into an agreement to settle their claims which required, among other things, payment of $100,000 (which payment was received on May 6, 2014). The settlement agreement required payment by PetroShare to Rancher of $1,042,237 by June 16, 2014, as well as mutual releases that became effective upon receipt of the final payment. The settlement agreement acknowledged that neither Rancher nor PetroShare admitted any liability to the other. Rancher received the remaining $1,042,237 on June 16, 2014.

Rancher had never received any conveyance of properties from PetroShare and, in the settlement, did not convey any properties or assets to PetroShare. Upon receipt of the final payment from PetroShare, Rancher acknowledged that the Participation Agreement and Rancher’s rights under the related joint operating agreement have been terminated. Inasmuch as Rancher had never received an assignment of any interest in the oil and gas leases, it had not obligation or right to assign any interests to PetroShare or to any other person. As a result of the completion of the settlement agreement, Rancher was no longer a participant in the Participation Agreement. Rancher recorded no valuation reserve against its assets held for sale at March 31, 2014, since it received full reimbursement for the amount recorded on Rancher’s balance sheet for such assets.

Rancher intends to continue to consider business opportunities (primarily in the oil and gas industry) to acquire in the future. As of the date of this Quarterly Report and as a result of the completion of the PetroShare settlement described above, Rancher’s only assets consist of cash, prepaid items, and deposits. Although Rancher has received several inquiries and has engaged in discussions with various parties about potential business combinations, Rancher has entered into no agreements with respect thereto as of the date this Form 10-Q is filed.

Results of Operations

Results of continuing operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

Overview. For the three months ended June 30, 2014, we reported a net loss of $175,360 or $(0.0015) per basic and fully-diluted share compared to a net loss of $148,299 or $(0.0012) per basic and fully-diluted share for the three months ended June 30, 2013. Discussions of individually significant period to period variances follow.

Revenues. The Company had no revenues from operations during the three months ended June 30, 2014. The Company does not anticipate recognizing any revenues from its limited operations during the next 12 months.

General and administrative expenses. For the three months ended June 30, 2014, we incurred general and administrative expenses of $167,201 as compared to $140,707 for the corresponding three months ended June 30, 2013. These general and administrative expenses increased by 19% as a result of the Company’s increased activities in seeking appropriate business combinations including the termination of its participation agreement with PetroShare, and the increased related legal and other professional costs incurred.

Interest and other income. Interest income for the three months ended June 30, 2014 was the recognition of interest income earned on compensating balances with financial institutions in the amount of $176 and $724, respectively.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2014 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $91.5 million for the period from incorporation (February 4, 2004) to June 30, 2014.

We do not have any sources of revenue and our projected revenue is not sufficient to sustain our ongoing general and administrative costs. We had no operations as of April 1, 2012 and are not certain at the date of this filing whether there will be any during the 2015 fiscal year.

There is no assurance that we will be able to raise the capital or funds necessary to analyze and pursue other oil and gas related opportunities and thus in the meantime we will rely on our net cash of approximately $1,389,000 in the bank.

Cash flows used in operations decreased during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 in the amount of $74,375 primarily due to a downsizing of Company operations.

Cash flows from investing activities increased during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 in the amount of $1,142,237 due to the Company’s contributions in the participation agreement with PetroShare related to a drilling program for two wells being returned to the Company.

During the three months ended June 30, 2014, management of the Company continued to hold discussions with the principals of other energy companies in an effort to acquire oil and gas assets and enhance the value of the Company. These discussions did not materialize in the acquisition of assets but management is confident in its ability to acquire assets and will continue to seek other potential opportunities.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies

Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data. Additional disclosures are provided in Notes to Financial Statements (unaudited) which are included in Item 1 – Financial Statements to this Quarterly Report on Form 10-Q for the three months ended June 30, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of June 30, 2014, that our disclosure controls and procedures were not effective.

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of June 30, 2014 and as determined in the fiscal year ended March 31, 2014 the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of June 30, 2014 was not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On October 28, 2009, the Company filed its Petition for relief in the Court, District of Colorado under the Bankruptcy Code. On April 30, 2012, the Company filed its Disclosure Statement for Second Amended Plan of Reorganization with the Court. On September 10, 2012, the Court approved the Plan and effective September 28, 2012 the Company was discharged from bankruptcy. The bankruptcy proceedings are discussed in further detail in the notes to the financial statements.

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

ITEM 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the period ended March 31, 2014, which risk factors are incorporated herein by this reference.

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

Exhibit No	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Certificate of Correction (2)
3.3	Amended and Restated Bylaws(3)
4.1	Form of Non-Qualified Stock Option Agreement(4)
10.1	Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated as of September 30, 2013(5)
10.2	Settlement Agreement and Mutual Release between Rancher Energy Corp. and PetroShare Corp. dated as of May 5, 2014(6)
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document(7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(7)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(7)

* Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 3, 2007.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 28, 2006.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 3, 2013.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 9, 2013.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 6, 2014.

(7)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANCHER ENERGY CORP.

Dated: August 11, 2014	By /s/ Jon C. Nicolaysen
Jon C. Nicolaysen, President, Chief Executive Officer, and Acting Chief Accounting Officer