Form 10-Q
period 2014-09-30
RANCHER ENERGY CORP.
filed 2014-11-19
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2014

                                       OR

[x] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the transition period from _____________ to ___________________.


                        Commission file number: 000-51425
                                                ---------

                                 T-Rex Oil, Inc.
                 ---------------------------------------------
                         (Formerly Rancher Energy Corp)

             (Exact name of registrant as specified in its charter)


             Nevada                                98-0422451
--------------------------------            ---------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


                            520 Zang Street Suite 250
                              Broomfield, CO 80021
                    (Address of principal executive offices)

                                 (720) 502-4483
              (Registrant's telephone number, including area code)
            --------------------------------------------------------

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

Large accelerated filer [  ]                      Accelerated filer         [  ]
Non-accelerated filer   [  ]                      Smaller reporting company  [x]
(Do not check if a smaller reporting company)

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

As of November 13, 2014, 714,722 post-reverse split shares of T-Rex Oil, Inc. common stock, $0.00001 par value, were outstanding.


                                                     Table of Contents

                                             PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets - September 30, 2014 (Unaudited) and March 31, 2014 (Audited).....................4

         Statements of Operations (Unaudited) for the Three and Six Months Ended
           September 30, 2014 and 2013 ...................................................................5

         Statements of Cash Flows (Unaudited) for the Six Months Ended
           September 30, 2014 and 2013 ...................................................................7

         Statement of Changes in Stockholders' Equity (Unaudited) for the Six Months Ended
           September 30, 2014.............................................................................8

         Notes to Financial Statements (Unaudited)........................................................9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................19

Item 4.  Controls and Procedures.........................................................................19


                                              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................20

Item 1A. Risk Factors....................................................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................................20

Item 3.  Defaults Upon Senior Securities.................................................................21

Item 4.  Mine and Safety Disclosures.....................................................................21

Item 5.  Other Information...............................................................................21

Item 6.  Exhibits........................................................................................21

SIGNATURES...............................................................................................23

Item 1.   Financial Statements



                                 T-Rex Oil, Inc.
                         (formerly Rancher Energy Corp)
                                 Balance Sheets

                                                                  September 30,       March 31,
                                                                      2014               2014
                                                                   (unaudited)        (audited)
                                                                 ----------------   ---------------

                          ASSETS

 Current Assets:
        Cash and cash equivalents                                    $ 2,421,016         $ 344,098
        Other                                                              9,193            36,768
                                                                 ----------------   ---------------
            Total current assets                                       2,430,209           380,866
                                                                 ----------------   ---------------

 Assets held for sale                                                          -         1,142,237
                                                                 ----------------   ---------------

 Furniture and equipment, net of accumulated depreciation of
        $337,682 and $232,108 respectively                                     -           105,574
 Deposits and other assets                                               100,000           100,000
                                                                 ----------------   ---------------
            Total other assets                                           100,000           205,574
                                                                 ----------------   ---------------

              Total assets                                           $ 2,530,209       $ 1,728,677
                                                                 ================   ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
        Accounts payable and accrued liabilities                             $ -          $ 49,583
                                                                 ----------------   ---------------
           Total current liabilities                                           -            49,583
                                                                 ----------------   ---------------


              Total liabilities                                              $ -          $ 49,583
                                                                 ----------------   ---------------

 Stockholders'  Equity
        Common stock, $0.00001 par value; 275,000,000 shares
         authorized, 249,714,147 and 119,862,791 shares
         issued and outstanding, respectively                              2,498             1,200
        Additional paid-in capital                                    94,520,061        93,209,942
        Accumulated deficit                                          (91,992,350)      (91,532,048)
                                                                 ----------------   ---------------
           Total stockholders' equity                                  2,530,209         1,679,094
                                                                 ----------------   ---------------

              Total liabilities and stockholders' equity           $   2,530,209       $ 1,728,677
                                                                 ================   ===============


See notes to these financial statements.


                                     T-Rex Oil, Inc.
                             (formerly Rancher Energy Corp)
                                Statements of Operations
                                      (Unaudited)

                                                                                    For the Three Months Ended
                                                                                          September 30,
                                                                                  2014                     2013
                                                                          ----------------------   ----------------------

Revenue                                                                                     $ -                      $ -
                                                                          ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                               188,005                  201,829
      Depreciation and amortization                                                       4,168                    8,316
                                                                          ----------------------   ----------------------
        Total operating expenses                                                        192,173                  210,145
                                                                          ----------------------   ----------------------

        Loss from operations                                                           (192,173)                (210,145)
                                                                          ----------------------   ----------------------

Other income (expense):
      Interest income                                                                       301                      724
      Loss on disposition of assets                                                     (93,071)                       -
                                                                          ----------------------   ----------------------
        Total other income (expense)                                                    (92,770)                     724
                                                                          ----------------------   ----------------------

         Net loss                                                                    $ (284,943)              $ (209,421)
                                                                          ======================   ======================

Basic and diluted net loss per share                                                 $     0.00*               $    0.00*
                                                                          ======================   ======================

Basic and diluted weighted average pre-reverse shares outstanding                   184,788,469              119,862,791
                                                                          ======================   ======================

* Less than $0.01 per share. Net loss not adjusted for 350 to 1 reverse split effective in October 2014.

See notes to these financial statements.


                                     T-Rex Oil, Inc.
                             (formerly Rancher Energy Corp)
                                Statements of Operations
                                       (Unaudited)

                                                                                        For the Six Months Ended
                                                                                            September 30,
                                                                                     2014                     2013
                                                                             ----------------------   ----------------------

Revenue                                                                                        $ -                      $ -
                                                                             ----------------------   ----------------------

Operating expenses:
      General and administrative expenses                                                  355,206                  342,535
      Depreciation and amortization                                                         12,502                   16,632
                                                                             ----------------------   ----------------------
        Total operating expenses                                                           367,708                  359,167
                                                                             ----------------------   ----------------------

        Loss from operations                                                              (367,708)                (359,167)
                                                                             ----------------------   ----------------------

Other income (expense):
      Interest income                                                                          477                    1,288
      Loss on disposition of assets                                                        (93,071)                       -
                                                                             ----------------------   ----------------------
        Total other income                                                                 (92,594)                   1,288
                                                                             ----------------------   ----------------------

         Net loss                                                                       $ (460,302)              $ (357,879)
                                                                             ======================   ======================

Basic and diluted net loss per share                                                     $    0.00*               $    0.00*
                                                                             ======================   ======================

Basic and diluted weighted average pre-reverse shares outstanding                      152,503,023              119,862,791
                                                                             ======================   ======================

* Less than $0.01 per share. Net loss not adjusted for 350 to 1 reverse split effective in October 2014.

See notes to these financial statements.


                                        T-Rex Oil, Inc.
                                 (formerly Rancher Energy Corp)
                                    Statements of Cash Flows
                                           (Unaudited)




                                                                                       For The Six Months Ended
                                                                                            September 30,
                                                                                      2014                 2013
                                                                                 ----------------    -----------------

Cash flows used in operating activities:
         Net loss                                                                     $ (460,302)          $ (357,879)
Adjustments to reconcile net loss from operations to
         cash used in operating activities:
         Stock based compensation                                                         11,417                    -
         Write off of worthless assets                                                    93,071                    -
         Depreciation and amortization                                                    12,502               16,632
Changes in operating assets and liabilities:
         Other                                                                            27,576               28,428
         Accounts payable and accrued liabilities                                        (49,583)               8,713
                                                                                 ----------------    -----------------

           Net cash used in operating activities                                        (365,319)            (304,106)

Cash flows from investing activities
         Proceeds from disposition of assets held for sale                             1,142,237                    -
                                                                                 ----------------    -----------------
           Net cash from investing activities                                          1,142,237                    -

Cash flows from financing activities:
         Sale of common shares                                                         1,300,000                    -
                                                                                 ----------------    -----------------
           Net cash from financing activities                                          1,300,000                    -
                                                                                 ----------------    -----------------

Increase (decrease) in cash and cash equivalents                                       2,076,918             (304,106)

Cash and cash equivalents, beginning of period                                           344,098            2,076,720
                                                                                 ----------------    -----------------

Cash and cash equivalents, end of period                                             $ 2,421,016          $ 1,772,614
                                                                                 ================    =================

SUPPLEMENTAL SCHEDULE OF CASHFLOW INFORMATION
         Cash paid for interest                                                              $ -                  $ -
                                                                                 ================    =================

         Cash paid for taxes                                                                 $ -                  $ -
                                                                                 ================    =================

See notes to these financial statements.


                                                 T-Rex Oil, Inc.
                                         (formerly Rancher Energy Corp)
                                  Statement of Changes in Stockholders' Equity
                                                   (Unaudited)

                                                                        Additional
                                                                          paid-in         Accumulated
                                  Pre-reverse Shares     Amount           Capital           Deficit           Total
                                 -------------------   ------------   ----------------   --------------   --------------

Balance - March 31, 2014                119,862,791        $ 1,200       $ 93,209,942     $(91,532,048)     $ 1,679,094

Sale of shares for cash                 129,851,356        $ 1,298        $ 1,298,702                         1,300,000
Stock based compensation                          -              -             11,417                -           11,417
Net loss for the period                           -              -                  -         (460,302)        (460,302)

                                 -------------------   ------------   ----------------   --------------   --------------
Balance - September 30, 2014            249,714,147        $ 2,498       $ 94,520,061     $(91,992,350)     $ 2,530,209
                                 ===================   ============   ================   ==============   ==============

See notes to these financial statements.

Organization
------------

T-Rex Oil, Inc. (formerly Rancher Energy Corp.) ("T-Rex Oil" or the "Company") was incorporated in Colorado on September 2, 2014. See Note 9 - Subsequent Events. The Company's business operations are in the development, production, and low risk exploration of oil and gas including unconventional natural gas, in the Rocky Mountain region of the continental United States; specifically, in the Rocky Mountain area of Utah, Colorado, Montana and Wyoming, and some Mid Continent areas.

On August 19, 2014, the Company sold 129,851,356 pre-reverse shares of its restricted common stock to Texas Energy Corporation ("TEC"), a privately owned Colorado corporation, for $1,300,000 and therefore, as of September 30, 2014, TEC owns 52% of the issued and outstanding shares of common stock of the Company. See Note 7 - Purchase Agreement.


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

Change in Accounting Principle
------------------------------

The Company has disclosed in its financial statements for the years ended March 31 2014 and 2013 and for the three months ended June 30, 2014 that it followed the successful efforts method of accounting for its oil and natural gas operations. However, during such periods, the Company had no assets, liabilities, revenues or costs associated with its oil and natural gas operations under ASC Topic 932 as the Company had totally disposed of all of its oil and natural gas properties during the year ended March 31, 2012. Effective July 1, 2014, the Company will be following the full cost method accounting for its oil and natural gas operations. Pursuant with ASC Topic 250, there are is no retroactive restatement of prior financial information as there were no oil and natural gas capitalized costs or operations incurred by the Company since April 1, 2012.

Cash and Cash Equivalents
-------------------------

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"), although such deposits are in excess of the insurance coverage. At September 30, 2014, the Company had $1,921,016 in cash deposits in excess of FDIC insured limits.


Oil and Gas Producing Activities
--------------------------------

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were no proved or unproved capitalized costs at September 30, 2014 and March 31, 2014, respectively and the Company did not expense any capitalized costs for the three and six months ended September 30, 2014 and 2013, respectively.

The Company performs a quarterly "ceiling test" calculation to test its oil and gas properties for possible impairment. The primary components impacting this calculation are commodity prices, reserve quantities added and produced, overall exploration and development costs, depletion expense, and tax effects. If the net capitalized cost of the Company's oil and gas properties subject to amortization (the carrying value) exceeds the ceiling limitation, the excess would be charged to expense. The ceiling limitation is equal to the sum of the present value discounted at 10% of estimated future net cash flows from proved reserves, the cost of properties not being amortized, the lower of cost or estimated fair value of unproved properties included in the costs being amortized, and all related tax effects.

Property and Equipment
----------------------

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

DD&A
----

Depreciation   of  other   property  and  equipment  is  calculated   using  the
straight-line method over the estimated useful lives of the assets from five to ten years

Depreciation, depletion and amortization of capitalized acquisition, exploration and development costs incurred in oil and gas producing activities are computed using the units-of-production method by individual fields on the basis of the total estimated units of proved reserves as the related proved reserves are produced.

Depreciation expense of other property and equipment for the three and six months ended September 30, 2014 and 2013 was $4,168 and $8,316 and $12,502 and $16,632 respectively. During the three months ended September 30, 2014, the Company retired its computer hardware and software and as a result recorded an expense of $93,071 in the statement of operations for the three and six months ended September 30, 2014.

Impairment of Long-Lived Assets
-------------------------------

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the three and six months ended September 30, 2014 and 2013, respectively, that would be indicative of possible impairment.

Revenue Recognition
-------------------

The Company currently has no revenue from operations although during the three and six months ended September 30, 2014 and 2013, respectively the Company did have a nominal amount of interest received from financial institutions for funds on deposit.

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

The Company assessed the likelihood of utilization of the deferred tax assets in light of recent and expected continuing losses and an event that occurred during the three months ended September 30, 2014. On August 18, 2014, the Company sold 52% ownership in the Company to an unrelated party and as such the Company's net operating loss carryforwards are affected by the tax limitations under section 382 of the Internal Revenue Code. As a result, the Company is only allowed to utilize annually $78,500 of net operating loss carryforwards in affect at August

18, 2014 against future income until such carryforwards expire. Therefore, based upon this review and the impact of the tax limitations, the deferred tax asset of $31,265,000 has been fully reserved at September 30, 2014. At September 30, 2014, the Company had net operating loss carryforwards of approximately $85,000,000 that begin to expire in the year 2023.

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

Diluted net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding, including the effect of other dilutive securities. The Company's potentially dilutive securities consist of in-the-money outstanding options and warrants to purchase the Company's common stock. Diluted net loss per common share does not give effect to dilutive securities as their effect would be anti-dilutive. Net loss not adjusted for 350 to 1 reverse split effective in October 2014.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average pre-reverse dilutive and anti-dilutive pre-reverse securities related to stock options and warrants for the periods presented:

                                   For the Six Months Ended
                                         September 30,
                              -------------------------------------

                                   2014                2013
                              -----------------    ----------------


Dilutive                                   -                   -
Anti-dilutive                      14,375,000      1,507,171


Share-Based Payments
--------------------

The Company recognizes compensation cost for stock-based awards based on estimated fair value of the award and records compensation expense over the requisite service period. See Note 6 - Share-Based Compensation.

Comprehensive Loss
------------------

The Company does not have revenue, expenses, gains or losses that are reflected in equity rather than in results of operations. Consequently, for all periods presented, comprehensive loss is equal to net loss.

Major Customers
---------------

The Company has no operations during the three and six months ended September 30, 2014 and 2013 and as a result no customers or billings.

Off-Balance Sheet Arrangements
------------------------------
As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 4, 2004 through September 30, 2014, the Company has not been involved in any unconsolidated SPE transactions.

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

Note 3 - Assets Held for Sale

On October 3, 2013, the Company entered into a Participation Agreement with PetroShare Corp., a privately-held Colorado corporation not affiliated with the Company ("PetroShare"), for the purposes of drilling at least one and up to two oil and/or gas wells to test the Niobrara formation to a depth of approximately 7,850 feet total vertical depth in Moffatt County, Colorado. The estimated cost for drilling the first well (Kowach 3-25) was $1,824,460 ($547,338 net to the Company) and if warranted an additional $471,772 for completion ($141,517 to the Company). The estimated cost for drilling the second well (Voloshin 3-25) was $1,982,998 ($549,899 net to the Company) and if warranted an additional $474,247 for completion ($142,274 to the Company). PetroShare is the operator of the wells and two other companies, not affiliated with the Company or PetroShare, were also participating in the well.

During the year ended March 31, 2014, the Company paid a total of $1,142,237 to PetroShare for (1) its share of the costs of drilling the first well and second well in exchange for a 30% working interest (25.309% net revenue interest) in each well subject to a reduction of the working interest to 25% (and a proportional reduction of the net revenue interest) if the Company and PetroShare did not complete a business combination and (2) a deposit with PetroShare for costs relating to completion of the wells. The Company does not have a direct ownership interest in the leases since no assignment was made to the Company. The Company's only interest in the leases is through the Participation Agreement, under which a dispute had been raised. As set forth in ASC 360, these costs in the amount of $1,142,237 have been recorded on the balance sheet at March 31, 2014 as Assets Held for Sale.

On May 5, 2014, the parties entered into a Settlement Agreement to settle their claims and, among other provisions, payment of $100,000 (which payment was received by the Company on May 6, 2014). The Settlement Agreement also requires payment by PetroShare to the Company of $1,042,237 by June 16, 2014, as well as mutual releases that become effective upon receipt of the final payment. The Settlement Agreement acknowledges that neither the Company nor PetroShare admits any liability to the other. Also, the Company's board of directors does not consider this to be the sale of all or substantially all of the Company's assets. The Company received the remaining $1,042,237 on June 16, 2014. Further, the Company is not conveying any properties or assets to PetroShare but upon receipt of the final payment from PetroShare pursuant to the Settlement Agreement. The Company acknowledged that the Participation Agreement and the Company's rights under the related joint operating agreement have been terminated.

Note 4 - Commitments and Contingencies

Litigation
----------

A group of persons who purchased $1,776,750 of securities as part of the Company's private placement offering filed suit in 2009 against the Company alleging that securities laws were violated. Subsequently, these cases were dismissed and the Company entered into tolling agreements with these stockholders to toll the statutes of limitations applicable to any claims related to the private placement. These stockholders filed a proof of claim with the Bankruptcy Court in the amount of $1,776,050 plus ancillary amounts purported to be damages attributable to the alleged securities violations and in June 2011 the Bankruptcy Court found that these claims were subordinated to unsecured claims, as such they were settled as part of the Plan approved by the Bankruptcy Court in September 2012.These claims are covered under the Company's D&O insurance policy and at September 30, 2014 no claims have been filed by these stockholders.

Note 5 - Stockholders' Equity

The Company's capital stock at September 30, 2014 and March 31, 2014 consists of 275,000,000 authorized shares of common stock, par value $0.00001 per share. At September 30, 2014 and March 31, 2014, a total of 249,714,147 and 119,862,791 pre-reverse shares of common stock, respectively were issued and outstanding.

On August 19, 2014, the Company sold 129,851,356 pre-reverse shares of its restricted common stock for $1,300,000 to Terex Energy Corporation. See Note 7 - Purchase Agreement

During the three and six months ended September 30, 2014, the Company realized additional paid in capital relative to the fair value of stock based compensation in the amount of $7,723 and $11,417, respectively. See Note 6 - Share-Based Compensation

Note 6 - Share-Based Compensation

2006 Stock Incentive Plan
-------------------------

On March 30, 2007, the Company's 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") was approved by its shareholders and became effective October 2, 2006. Under the 2006 Stock Incentive Plan, the Board of Directors were entitled to grant awards of options to purchase common stock, restricted stock, or restricted stock units to officers, employees, and other persons who provided services to the Company or any related company. The participants to whom awards were granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award were determined by the Board of Directors, except that the term of the options could not exceed 10 years. A total of 10 million pre-reverse shares of the Company's common stock were subject to the 2006 Stock Incentive Plan. The shares issued for the 2006 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three and six months ended September 30, 2014 and 2013, no options were granted, expired or exercised.

2013 Stock Incentive Plan
-------------------------

Effective March 29, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its Board of Directors. Under the 2013 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 12 million pre-reverse shares of the Company's common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three and six months ended September 30, 2014 and 2013, no options were granted, expired or exercised under the 2013 Stock Incentive Plan.

Non-Qualified Stock Options
---------------------------

During the three and six months ended September 30, 2014 and 2013, no non-qualified stock options were granted, expired or exercised. However, on August 19, 2014, the four members of the Board of Directors returned and cancelled, in aggregate, their options for 10,000,000 pre-reverse shares of common stock granted on December 3, 2013, and therefore at September 30, 2014 there were no non-qualified stock options issued and outstanding.

Warrants
--------

Effective August 19, 2014, the Company issued to three of the members of the Board of Directors who returned and cancelled their non-qualified options, warrants to acquire up to 5,000,000 pre-reverse shares of the Company's common stock at an exercise price of $.01 per share. The term of the warrant is for a period of three years from the effective date of the warrant. The warrants are fully vested.

The following table summarizes information related to the outstanding and vested pre-reverse warrants at September 30, 2014:

                                                 Outstanding and Vested Warrants

    Number of shares - warrants                                    15,000,000

    Weighted average remaining contractual life - warrants         2.88 years

    Weighted average exercise price - warrants                     $0.01

    Aggregate intrinsic value                                      $133,296

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the exercise price of the options issued and outstanding.

During the three and six months ended September 30, 2014 and 2013, the Company did not realize any income tax expense related to the exercise of stock options. During the three and six months ended September 30, 2014, the Company's realized stock based compensation expense in the amount of $7,723 and $11,417, respectively There was no stock based compensation expense during the three and six months ended September 30, 2013.

Note 7 - Purchase Agreement

On August 19, 2014, the Company entered into a Securities Purchase Agreement with Terex Energy Corporation in which it sold 129,851,356 pre-reverse shares of its restricted common stock to TEC for $1,300,000 in cash. Concurrently, two members of the Board of Directors of the Company resigned, and two new members of the Board of Directors were appointed who are currently members of the Board of Directors and officers of TEC. As a result of this transaction, TEC is the majority shareholder of the Company, owning 52% of the issued and outstanding shares of the Company's common stock as well as controlling the Company's operations. Prior to this Agreement, TEC owned no shares of the Company's 119,862,791 issued and outstanding pre-reverse shares of common stock nor was any member of the Board of Directors or officer of TEC a part of the Board of Directors or management of the Company.

As a result of the transaction, TEC files its financial statements on a consolidated basis that include the accounts of the Company from the date of the Agreement. However, even though TEC files its financial statements on a consolidated basis, management does not believe that a new basis of accounting (using push down accounting) arising from the acquisition by TEC should be reflected in the separate financial statements of the Company. Staff Accounting Bulletin Topic 5J does not insist a subsidiary to use push down accounting when less than substantially all of the common stock is acquired by its parent especially when significant non-controlling interest in the subsidiary might influence the parent's ability to control the form of ownership.

Note 8 - Related Party Transactions

 A former director of the Company is a partner in the law firm that acted as counsel to the Company before the director resigned on August 18, 2014. The Company incurred legal fees and expenses to the law firm for the three and six months ended September 30, 2014 and 2013 in the amount of $$0 and $9,704 and $0 and $3,360, respectively that are included in the statements of operations.

 A director of the Company who is also a director of TEC was paid a fee in the amount of $26,000 for services rendered during August of 2014 that is included in the statements of operations for the three and six months ended September 30, 2014.

Note 9 - Subsequent Events

On September 22, 2014, the Board of Directors approved and the majority shareholders of the Company voted to approve the following:

            To authorize a reverse split of the common stock issued and outstanding of the Company on a one (1) new share for three hundred and fifty
(350) old shares basis. Fractional shares will be redeemed in cash. This action required an amendment to the Articles of Incorporation, which was filed on October 8, 2014, and required the approval of FINRA which FINRA approved effective October 29, 2014; and

            To authorize additional shares of preferred stock in the amount of 50,000,000 shares, $.001 par value in such series and classes, and with such rights and privileges as the Board hereafter adopts in its sole discretion. This action required an amendment to the Articles of Incorporation which was filed on October 8, 2014; and

            To authorize the Board of Directors to grant authority to redomicile and reincorporate by merger in Colorado. The Company has merged into its wholly owned subsidiary, T-Rex Oil, Inc., effective October 20, 2014 to redomicile to Colorado as a Colorado corporation. T-Rex Oil, Inc. was incorporated on September 2, 2014 for the sole purpose of merging with Rancher Energy Corporation and as of the effective date of the merger, T-Rex Oil, Inc. had no assets or liabilities and no operations had yet to commence.

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

The independent registered public accounting firm's report on the Company's financial statements as of March 31, 2014, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Unless the context requires otherwise, references in this document to "T-Rex Oil," "we," "our," "us," or the "Company" are to T-Rex Oil, Inc.

Organization

From October 28, 2009 to September 28, 2012, we operated our business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until our Plan was approved by the Bankruptcy Court and we were discharged from bankruptcy. As reported in our report on Form 8-K and amended thereafter, on September 10, 2012 the bankruptcy court approved our 2nd Amended Plan of Reorganization and Disclosure Statement which became effective on October 10, 2012.

On August 19, 2014, the Company entered into a Securities Purchase Agreement with Terex Energy Corporation in which it sold 129,851,356 pre-reverse shares of its restricted common stock to TEC for $1,300,000 in cash. Concurrently, two members of the Board of Directors of the Company resigned, and two new members of the Board of Directors were appointed who are currently members of the Board of Directors and officers of TEC. As a result of this transaction, TEC is the majority shareholder of the Company, owning 52% of the issued and outstanding shares of the Company's common stock as well as controlling the Company's operations. Prior to this Purchase Agreement, TEC owned no shares of the Company's 119,862,791 issued and outstanding pre-reverse shares of common stock nor was any member of the Board of Directors or officer of TEC a part of the Board of Directors or management of the Company.

The following summarizes our goals and objectives for the next twelve months in light of our recent investment from Terex Energy Corporation:

Our business operations are in the development, production, and low risk exploration of oil and gas including unconventional natural gas, in the Rocky Mountain region of the continental United States; specifically, in the Rocky Mountain area of Utah, Colorado, Montana and Wyoming, and some Mid Continent areas.

The Company intends to strive to be a low cost and effective producer of hydrocarbons and intends to develop the business model and corporate strategy as discussed herein. Its focus will be in the Rocky Mountain Basin and Mid Continent.

The Company's approach to lease acquisition, development and production is founded on the discipline of only acquiring leases in areas of proven production. In most cases the leases that are under consideration have at one time contained producing oil or gas wells and currently have production or shut-in wells that are viable for work over and or re-completion. In some cases the prospects are stepout well development. In addition, the Company is seeking leases and producing properties that generate oil and gas at a depth of 10,000 feet or less, where rework and drilling costs are typically less. There are many prospects in our area of interest that meet these criteria. In many instances, the wells will be shut-in during a period of declining oil and gas prices and in most cases are ideal for our business model. Our business model is simple;

strict adherence to lease acquisition surrounded by proven production, offering well workovers, re-completion, and enhanced oil recovery opportunities in the known producing formations, with long term production potential at a low cost of development, maintenance, and operation. The Company is not an exploration company, per se; rather it seeks leases with discovered oil and gas with current or prior production or step out/development locations.

In the coming year we plan to spend up to $10,000,000 on acquisition, drilling, re-completion, and development programs, some of which will be started in 2014 and will continue in 2015. We plan to raise these funds in private placements of common stock, preferred stock and/or convertible debt or through industry participation in working interests. Many of our targeted prospects are in reservoirs that have demonstrated predictable geologic attributes and consistent reservoir characteristics, which typically lead to more repeatable drilling and re-completion results than those achieved through wildcats.

We will likely need substantial additional capital to support our operations. We have no revenues at the present time other than a nominal amount of interest income on our funds on deposit. We have no committed source for any funds as of the date of this filing. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Results of Operations

Results of operations for the three months ended  September 30, 2014 as compared
--------------------------------------------------------------------------------
to the three months ended September 30, 2013
--------------------------------------------

Overview. For the three months ended September 30, 2014, we reported a net loss of $284,843 or $(0.0015) per pre-reverse basic and fully-diluted share compared to a net loss of $209,421 or $(0.0017) per pre-reverse basic and fully-diluted share for the three months ended September 30, 2013. Net loss not adjusted for 350 to 1 reverse split effective in October 2014. Discussions of individually significant period to period variances follow:

Revenues. The Company had no revenues from operations during the three months ended September 30, 2014 and 2013.

General and administrative expenses. For the three months ended September 30, 2014, we incurred general and administrative expenses of $188,005 as compared to $201,829 for the corresponding three months ended September 30, 2013. These general and administrative expenses decreased by 7% even though the Company continued to seek business combinations.

Interest income and other expense. Interest income for the three months ended September 30, 2014 and 2013 was the recognition of interest income earned on compensating balances with financial institutions in the amount of $301 and $724, respectively. Loss on disposition of assets for the three months ended September 30, 2014 in the amount of $93,071 was the result of the Company disposing of its existing computer system and software that had become obsolete.

Results of operations for the six months ended September 30, 2014 as compared to
--------------------------------------------------------------------------------
the six months ended September 30, 2013
---------------------------------------

Overview. For the six months ended September 30, 2014, we reported a net loss of $460,302 or $(0.0030) per pre-reverse basic and fully-diluted share compared to a net loss of $357,879 or $(0.0030) per pre-reverse basic and fully-diluted share for the six months ended September 30, 2013. Net loss not adjusted for 350 to 1 reverse split effective in October 2014. Discussions of individually significant period to period variances follow:

Revenues. The Company had no revenues from operations during the six months ended September 30, 2014 and 2013.

General and administrative expenses. For the six months ended September 30, 2014, we incurred general and administrative expenses of $355,206 as compared to $342,535 for the corresponding six months ended September 30, 2013. These general and administrative expenses increased by 4% which was a result of the Company continued to seek business combinations.

Interest income and other expense. Interest income for the six months ended September 30, 2014 and 2013 was the recognition of interest income earned on compensating balances with financial institutions in the amount of $477 and $1,288, respectively. Loss on disposition of assets for the six months ended September 30, 2014 in the amount of $93,071 was the result of the Company in August 2014 disposing of its existing computer system and software that had become obsolete.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended March 31, 2014 includes an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have incurred a cumulative net loss of approximately $92 million for the period from incorporation (February 4, 2004) to September 30, 2014.

The Company will need substantial additional capital to support its proposed future energy operations. We have no revenues. The Company has no committed source for any funds but as of September 30, 2014 we have approximately $2,500,000 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Cash flows used in operations decreased during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 in the amount of $61,213 primarily due to a downsizing of Company operations.

Cash flows from investing activities increased during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 in the amount of $1,142,237 due to the Company's contributions in the participation agreement with PetroShare related to a drilling program for two wells being returned to the Company.

Cash flows from financing activities increased during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 in the amount of $1,300,000 due to the Company sale of shares of common stock to Texas Energy Corporation in August 2014.

Decisions regarding future participation in oil and gas development or geophysical studies or other activities will be made on a case-by-case basis. We may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies

Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 8 - Financial Statements and Supplementary Data. Additional disclosures are provided in Notes to Financial Statements (unaudited) which are included in Item 1 - Financial Statements to this Quarterly Report on Form 10-Q for the three months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.  Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of September 30, 2014, that our disclosure controls and procedures were not effective.

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of September 30, 2014 and as determined in the fiscal year ended March 31, 2014 the Company identified the following material weakness:

The Company did not adequately segregate the duties of different personnel within our accounting department due to an insufficient complement of staff and inadequate management oversight.

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

As a result of the aforementioned material weakness, management concluded that the Company's internal control over financial reporting as of September 30, 2014 was not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is named as a defendant in a case pending in the U.S. District Court for the Central District of California (Cutler, et al. v. Rancher Energy Corp., et al., Case no. 8:13-cv-00906-DOC-JPR, filed on June 14, 2013). The Plaintiffs brought the action originally in California state courts for alleged securities violations in the aggregate amount of $1,776,050 in connection with a private placement of the Company's securities in 2006 and 2007. These claims were addressed in the Company Plan of Reorganization as confirmed by the U.S. Bankruptcy Court for the District of Colorado and the Plaintiffs will be treated as stockholders of the Company to the extent the records of the Company reflect them as such. The Plan acknowledged that insurance coverage may exist for the claims and the Company had provided the respective carriers notice. The Plan does not affect any right of the Plaintiffs to pursue such carriers, but any monetary claims against the Company are effectively eliminated. Because the suit cannot result in any monetary liability to the Company, the Company did not answer the complaint, and the Court entered default judgment against the Company in September 2013. Before and during the Company bankruptcy proceeding, the Company disputed the validity of the claims.

There is no other ongoing litigation to which the Company is subject.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of July 1, 2014 through September 30, 2014, the Company made the following pre-reverse issuances of its equity securities.


   DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES      CONSIDERATION      CLASS OF PURCHASER
-------------------- ---------------------- ---------------- ------------------- -----------------------

  August 19, 2014        Common Shares        129,851,356     $1,300,000 in cash    Business Associates

Exemption from Registration Claimed

The above sale by the Company of its unregistered security was made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity that purchased the unregistered security was known to the Company and its management, through pre-existing business relationships and as a long standing business associate. The purchaser was provided access to all material information, which they requested, and all information necessary to verify such information and was a forded access to management of the Company in connection with their purchase. The purchaser of the unregistered security acquired such security for investment and not with a view toward distribution, acknowledging such intent to the Company. The certificate or agreement representing such security that was issued contained a restrictive legend, prohibiting further transfer of the certificate or agreement representing such security, without such security either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  MINE AND SAFETY DISCLOSURE

NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.



Exhibit No        Description of Exhibits

3.1             Amended and Restated Articles of Incorporation(1)
3.2             Certificate of Correction (2)
3.3             Amended and Restated Bylaws(3)
3.4             Amended Bylaws(8)
3.5             Articles of Amendment(9)
3.6             Articles of Merger(9)
3.7             Articles of Merger -- Nevada(9)
3.8             Statement of Merger -- Colorado(9)
4.1             Form of non-Qualified Stock Option Agreement(4)
10.1 Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated as of September 30, 2013(5)
10.2 Settlement Agreement and Mutual Release between Rancher Energy Corp. and petroShare Corp. dated as of May 5, 2014(6)
31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS         XBRL Instance Document(7)
101.SCH         XBRL Taxonomy Extension Schema Document(7)
101.CAL         XBRL Taxonomy Extension Calculation Linkbase Docment(7)
101.DEF         XBRL Taxonomy Extension Definition Linkbase Docment(7)
101.LAB         XBRL Taxonomy Extension Label Linkbase Docment(7)
101.PRE         XBRL Taxonomy Extension Presentation Linkbase Docment(7)

*     Filed herewith.


(1) Incorporated by reference from the Company's Current Report on Form 8-K dated April 3, 2007.


(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007.


(3) Incorporated by reference from the Company's Current Report on Form 8-K dated December 28, 2006.


(4) Incorporated by reference from the Company's Current Report on Form 8-K dated December 3, 2013.


(5) Incorporated by reference from the Company's Current Report on Form 8-K dated October 9, 2013.


(6) Incorporated by reference from the Company's Current Report on Form 8-K dated May 6, 2014.


(7) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(8) Incorporated by reference from the Company's Current Report on Form 8-K dated August 26, 2014.

(9) Incorporated by reference from the Company's Current Report on Form 8-K dated October 29, 2014.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated November 17, 2014               T-REX OIL, INC.



                                      By: /s/ Donald Walford
                                          --------------------------------------
                                          Donald Walford
                                          Chief Executive Officer and
                                          Acting Chief Accounting Officer