Form 10-Q
period 2014-12-31
T-REX OIL, INC.
filed 2015-02-17
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2014

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________________.


                        Commission file number: 000-51425

                                 T-Rex Oil, Inc.

                         (Formerly Rancher Energy Corp)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                               98-0422451
--------------------------            ---------------------------

                            520 Zang Street, Suite 250
                              Broomfield, CO 80021
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                        Yes |X| No |_|

As of February 9, 2015, T-Rex Oil, Inc. has 7,809,857 shares of $0.001 par value common stock outstanding.


                                        Table of Contents


                                 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         Balance Sheets - December 31, 2014 (Unaudited) and March 31, 2014 (Audited)......................................4

         Statements of Operations (Unaudited) for the Three and Nine Months Ended
           December 31, 2014 and 2013 ....................................................................................5

         Statements of Cash Flows (Unaudited) for the Nine Months Ended
                December 31, 2014 and 2013 ...............................................................................7

         Statement of Changes in Stockholders' Equity (Unaudited) for the Nine Months Ended
           December 31, 2014 and (Audited) period from February 11, 2014 (inception) through March 31, 2014...............8

         Notes to Financial Statements (Unaudited)........................................................................9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................................20

Item 4.  Controls and Procedures.........................................................................................20


                                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................................21


Item 1A. Risk Factors....................................................................................................21


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................................................28


Item 3.  Defaults Upon Senior Securities.................................................................................28


Item 4.  Mine and Safety Disclosures.....................................................................................28

Item 5.  Other Information...............................................................................................28

Item 6.  Exhibits........................................................................................................28

SIGNATURES...............................................................................................................30

Item 1.   Financial Statements


                                  BALANCE SHEET

                         T-Rex Oil, Inc. and Subsidiary
                         (Formerly Rancher Energy Corp)

                                                              Consolidated
                                                              Balance Sheet          Balance Sheet
                                                              December 31,           March 31,
                                                              2014                   2014
                                                              (Unaudited)            (Audited)

ASSETS
   Current assets
Cash and cash equivalents                                         $1,064,935                $165,715
Prepaids                                                              20,365                       -
                                                              ------------------   ------------------
   Total current assets                                            1,085,300                 165,715
                                                              ------------------   ------------------

   Property and equipment
Oil and gas properties, full cost method of accounting
   Unproved                                                        1,862,062                  19,564
Furniture and equipment, net of accumulated depreciation and
   impairment of $31,812 and $0, respectively                         68,837                       -
                                                              ------------------   ------------------
   Net property and equipment                                      1,930,899                  19,564
                                                              ------------------   ------------------

   Other assets
Deposits and other assets                                            111,585                       -
                                                              ------------------   ------------------
   Total other assets                                                111,585                       -
                                                              ------------------   ------------------

   Total assets                                                   $3,127,784                $185,279
                                                              ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
Accounts payable and accrued liabilities                            $ 38,049                 $19,695
Note payable other                                                     8,728                       -
                                                              ------------------   ------------------
   Total current liabilities                                          46,777                  19,695
                                                              ------------------   ------------------
    Total liabilities                                                 46,777                  19,695
                                                              ==================   ==================

Commitments and Contingencies                                                 -                    -

STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value, 50,000,000 shares authorized;
   no shares issued and outstanding                                           -                    -
Common shares, $0.001 par value, 275,000,000 shares authorized;
   7,809,857 and 342,465 shares issued and outstanding at
   December 31, 2014 and March 31, 2014, respectively                  7,810                     342
Additional paid in capital                                         4,516,664                 178,673
Accumulated deficit                                               (1,443,467)                (13,431)
                                                              ------------------   ------------------
   Total stockholders' equity                                      3,081,007                 165,584
                                                              ==================   ==================

   Total liabilities and stockholders' equity                     $3,127,784                $185,279
                                                              ==================   ==================

The accompanying notes are an integral part of these financial statements.


                              Consolidated Statement of Operations
				   For the Three Months Ended
					 December 31, 2014
                                 T-Rex Oil, Inc. and Subsidiary
                                 (Formerly Rancher Energy Corp)





                                                 Consolidated Statement
                                                 of Operations                  Statement of Operations
                                                 For the Three Months End     For the Three Months Ended
                                                 December 31, 2014                December 31, 2013
                                                 (Unaudited)                          (Unaudited)

Operating expenses:
   General and administrative expense                  $ 200,835                                  $ -
   Depreciation                                            2,452                                    -
                                                 ---------------------------    ---------------------------
Total operating expenses                                 203,287                                    -
                                                 ---------------------------    ---------------------------

Loss from operations                                    (203,287)                                   -
                                                 ---------------------------    ---------------------------
Income taxes                                                   -                                    -
                                                 ---------------------------    ---------------------------

Net loss                                               $(203,287)                                 $ -
                                                 ===========================    ===========================

Net loss per common share
   Basic and diluted                                   $   (0.11)                                 $ -
                                                 ===========================    ===========================

Weighted average number
   of common shares                                    1,870,488                              342,465
                                                 ===========================    ===========================

The accompanying notes are an integral part of these financial statements.



                              Consolidated Statement of Operations
				  For the Nine Months Ended
					December 31, 2014
                                 T-Rex Oil, Inc. and Subsidiary
                                 (Formerly Rancher Energy Corp)





                                               Consolidated Statement
                                               of Operations                   Statement of Operations
                                               For the Nine Months Ended       For the Nine Months Ended
                                               December 31, 2014               December 31, 2013
                                               (Unaudited)                     (Unaudited)

Operating expenses:
   General and administrative expense                 $   1,389,949                     $         -
   Asset impairment                                          27,368                               -
   Depreciation                                               3,719                               -
                                               -------------------------           -----------------------
      Total operating expenses                            1,430,036                               -
                                               -------------------------           -----------------------
Loss from operations                                     (1,430,036)                              -
                                               -------------------------           -----------------------
Income taxes                                                      -                               -
                                               -------------------------           -----------------------
Net loss                                               $ (1,430,036)                    $         -
                                               =========================           =======================
Net loss per common share
   Basic and diluted                                   $      (1.56)                    $         -
                                               =========================           =======================
Weighted average number
   of common shares                                         914,368                         342,465
                                               =========================           =======================

The accompanying notes are an integral part of these financial statements.


                              Consolidated Statement of Cash Flows
                                 T-Rex Oil, Inc. and Subsidiary
                                 (Formerly Rancher Energy Corp)



                                                            Consolidated Statement
                                                            of Cash Flows                           Statement of Cash Flows
                                                            For the Nine Months Ended               For the Nine Months Ended
                                                            December 31, 2014                       December 31, 2013
                                                            (Unaudited)                             (Unaudited)
                                                            --------------------------              --------------------------

OPERATING ACTIVITIES
  Net loss attributable to common stockholders              $     (1,430,036)                   $             -
  Adjustments to reconcile net loss to net cash
    flows used in operating activities:
     Depreciation                                                      3,719                                  -
     Impairment of asset                                              27,368                                  -
     Shareholder's non-cash contribution                             200,000                                  -
     Shareholder's non-cash contribution, related party              750,000                                  -
     Equity based compensation                                           173                                  -
     Changes in:
       Prepaids                                                        4,932                                  -
       Accounts payable and accrued liabilities                       18,354                                  -
                                                            --------------------------      ----------------------------------
Net cash (used in) operating activities                             (425,490)                                 -
                                                            --------------------------      ----------------------------------
INVESTING ACTIVITIES
   Additions to oil and gas properties                            (1,755,473)                                 -
   Additions to non oil and gas properties                            (9,103)                                 -
   Acquisition of T-Rex Oil Inc, cash acquired                       905,171                                  -
   Additions to other assets                                         (11,585)                                 -
                                                            --------------------------      ----------------------------------
Net cash (used in) investing activities                             (870,990)                                 -
                                                            --------------------------      ----------------------------------
FINANCING ACTIVITIES
   Shareholders' cash contributions                                2,195,700                                  -
                                                            --------------------------      ----------------------------------
Net cash provided by financing activities                          2,195,700                                  -
                                                            --------------------------      ----------------------------------
NET CHANGE IN CASH

CASH, Beginning                                                      165,715                                  -
                                                            --------------------------      ----------------------------------
CASH, Ending                                                $      1,064,935                    $             -
                                                            ==========================      ==================================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Issuance of equity for property                          $         94,740                    $             -
                                                            ==========================      ==================================
   Interest paid                                            $              -                    $             -
                                                            ==========================      ==================================
   Income taxes paid                                        $              -                    $             -
                                                            ==========================      ==================================

The accompanying notes are an integral part of these financial statements.


                                 T-Rex Oil, Inc. and Subsidiary
                   Consolidated Statement of Changes in Stockholders' Equity
                                 (Formerly Rancher Energy Corp)



                                     Preferred Shares             Common Shares          Additional                      Total
                                       $.001 Par Value           $.001 Par Value         Paid-in        Accumulated   Stockholders'
                                  Shares           Amount      Shares          Amount    Capital        (Deficit)     Equity

BALANCES, February 11, 2014
 - Audited                          -        $       -             -     $       -   $           -    $      -      $         -
   Shareholders' cash
     contributions                  -                -             -             -         175,020            -         175,020
   Shareholders' cash
     contributions,
     related party                  -                -             -             -             285            -             285
   Shareholders' non-cash
     contributions                  -                -             -             -             845            -             845
   Shareholders' non-cash
     contributions,
     related party                  -                -             -             -           2,865            -           2,865
   Recapitalization of shares       -                -       342,465           342            (342)           -               -
   Net loss for the period          -                -             -             -               -       (13,431)       (13,431)
                                ------------------------------------------------------------------------------------------------
BALANCES, March 31, 2014
 - Audited                          -                -       342,465           342         178,673       (13,431)       165,584
   Shareholders' cash
     contributions                  -                -             -             -       2,195,700            -       2,195,700
   Shareholders' non-cash
     contributions                  -                -             -             -         250,000            -         250,000
   Shareholder's non-cash
     contributions,
     related party                  -                -             -             -         750,000            -         750,000
   Equity based compensation        -                -             -             -          45,913            -          45,913
   Fair value of T-Rex Oil Inc
     net assets
     at exchange date               -                -             -             -       1,103,846            -       1,103,846
   Recapitalization of shares       -                -     7,467,392         7,468          (7,468)           -               -
   Net loss for the period          -                -             -             -               -    (1,430,036)    (1,430,036)
                                ------------------------------------------------------------------------------------------------
BALANCES, December 31, 2014
 - Unaudited                        -        $       -     7,809,857     $   7,810   $   4,516,664   $(1,443,467)   $ 3,081,007
                                ================================================================================================

The accompanying notes are an integral part of these financial statements.

Note 1 - Business Organization

Organization and History
------------------------

T-Rex Oil, Inc. (the "Company") was incorporated in Colorado on September 2, 2014. Rancher Energy Corp was incorporated in Nevada on February 2, 2004. Effective October 20, 2014 T-Rex Oil, Inc. and Rancher Energy Corp were merged under the laws of the State of Colorado and T-Rex Oil, Inc. became the surviving entity. Effective October 29, 2014 the Company authorized 50,000,000 shares of preferred stock in addition to its common stock and completed a reverse split of its common stock, issued and outstanding, on a one (1) new share for three hundred fifty (350) old shares basis.


The Company is currently engaged in the acquisition, exploration, and if warranted, development of oil and gas prospects in the Rocky Mountain and Mid Continent regions. Prior to August 2014, the Company had minimal operations that were focused mainly on administrative activities, the identification of potential oil and gas prospects, and one prospect participation in Colorado that was rescinded in June 2014.

On December 22, 2014, the Company acquired 100% of the issued and outstanding common stock of Terex Energy Corporation ("Terex") pursuant to Exchange Agreements with the shareholders of Terex. Pursuant to the Exchange Agreements, the Company issued 7,385,700 shares of its restricted common stock for 100% of the issued and outstanding common stock of Terex. The shares were exchanged on a one for one basis. As a result, Terex has become a wholly-owned subsidiary of the Company.

T-Rex Oil, Inc. is the legal acquirer and Terex is the legal acquiree. However under accounting rules, since the Company is a public company, which had nominal activity, the acquisition is treated as a recapitalization of Terex. Therefore, Terex is the accounting acquirer in the transaction since Terex's shareholders and management gained control of T-Rex and T-Rex is the accounting acquiree. See
Note  2  -  Summary  of   Significant   Accounting   Policies  -  Principles  of
Consolidation.
 .
On August 19, 2014, prior to entering into the Agreement, Terex had purchased 371,004 shares from the Company. After such purchase, Terex owned approximately 52% of the issued and outstanding common stock of the Company. As part of the December 22, 2014 transaction, Terex surrendered its ownership of the 371,004 shares of T-Rex Oil Inc. common stock and as a result such shares have been canceled.

Terex was incorporated in the State of Colorado in February 2014 and is headquartered in Broomfield, Colorado. Terex has interests in oil and gas properties that are discussed hereafter and intends to strive to be a low cost and effective producer of hydrocarbons and to develop the business model and corporate strategy as discussed herein.

The Company's approach to lease acquisition, development and production is founded on the discipline of acquiring leases in areas of proven production. In most cases the leases that are under consideration have at one time contained producing oil or gas wells and have had offset production. Currently, the leases have production or shut-in wells that are viable for work over and or re-completion. This managed risk approach greatly reduces the risk normally associated with oil and gas development. There are hundreds of wells in the Company's area of interest that meet these criteria. In many instances, the wells were shut-in during a period of declining oil and gas prices and in most cases are ideal for our business model. Our business model is simple; strict adherence to lease acquisition surrounded by proven production, offering well workovers, re-completion, and enhanced oil recovery opportunities in the known producing formations, with long term production potential at a low cost of development, maintenance, and operation. The Company is not an exploration company per se but rather it seeks leases with discovered oil and gas current or prior production.

The Company's strategy that has grown in prominence and application with respect to petroleum is to use a development program approach. The Company describes its development plan approach as a set of techniques utilizing the injection of specific fluids such as: water, steam, natural gas, carbon dioxide, nitrogen, and various chemicals and surfactants intended to increase the amount of oil that can ultimately be extracted from any oil field. Many oil exploration and production companies are using development program approaches to maximize the potential of old oil fields.

The Company's business operations are in the development and production of oil and gas including unconventional natural gas, in the Rocky Mountain region of the continental United States; specifically in the Rocky Mountain areas of Utah, Colorado, Wyoming and Kansas.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The accompanying balance sheet as of March 31, 2014 and the statements of operations for the three and nine months ended December 31, 2013 and the statement of cash flows for the nine months ended December 31, 2013 include the accounts of Terex Energy Corporation only. The accompanying balance sheet as of December 31, 2014 include the accounts of Terex Energy Corporation and T-Rex Oil Inc. and the statements of operations for the three and nine months ended
December 31, 2014 and the statement of cash flows for the nine months ended December 31, 2014 include the accounts of Terex Energy Corporation and the accounts of T-Rex Oil Inc. for the period December 23, 2014 through December 31, 2014. All intercompany balances have been eliminated during consolidation.

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

Cash and Cash Equivalents
-------------------------

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"), although such deposits are in excess of the insurance coverage. At December 31, 2014, the Company had $564,935 of cash deposits in excess of FDIC insured limits.

Oil and Gas Producing Activities
--------------------------------

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. Unproved properties with significant acquisition costs are assessed annually on a property-by-property basis and any impairment in value is charged to expense. If the unproved properties are determined to be productive, the related costs are transferred to proved oil and natural gas properties and are depleted. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain or loss until all costs have been recovered. The costs of unproved oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become proved, the related costs transfer to proved oil and natural gas properties using full cost accounting. There were unproved capitalized costs at December 31, 2014 and March 31, 2014 of $1,862,062 and $19,564, respectively and the Company did not expense any capitalized costs for the three and nine months ended December 31, 2014 and 2013, respectively. There were no proved properties at December 31, 2014 and March 31, 2014, respectively.

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

Depreciation, Depletion & Amortization
--------------------------------------

Depreciation   of  other   property  and  equipment  is  calculated   using  the
straight-line method over the estimated useful lives of the assets of five years.

Depreciation, depletion and amortization of capitalized acquisition, exploration and development costs incurred in oil and gas producing activities are computed using the units-of-production method by individual fields on the basis of the total estimated units of proved reserves as the related proved reserves are produced.

Depreciation expense of other property and equipment for the three and nine months ended December 31, 2014 and 2013 was $2,452 and $0 and $3,719 and $0, respectively. Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No events occurred during the three and nine months ended December 31, 2014 and 2013, respectively that would be indicative of possible impairment.

Revenue Recognition
-------------------

The Company had no revenue from operations during the three and nine months ended December 31, 2014 and 2013, respectively.

Other Comprehensive Loss
------------------------

The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss for the period.

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

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. As a result of this review, the deferred tax asset in the amount of $174,520 has been fully reserved at December 31, 2014. At December 31, 2014, Terex has incurred net operating losses for income tax purposes of approximately $450,000. Such losses may be carried forward and are scheduled to expire in the year 2034, if not utilized, and may be subject to certain limitations as provided by the Internal Revenue Code.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2014, there were no uncertain tax positions that required accrual.

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:
                                   For the Nine Months Ended
                                          December 31,
                              -------------------------------------

                                   2014                2013
                              -----------------    ----------------


Dilutive                                   -                  -

Anti-dilutive                        878,545                  -


Equity Based Payments
---------------------
The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 5 - Equity Based Payments.

Major Customers
---------------

The Company has no operations during the three and nine months ended December 31, 2014 and 2013 and as a result there are no customers or billings.

Off-Balance Sheet Arrangements
------------------------------

As  part  of  its  ongoing  business,   the  Company  has  not  participated  in
transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through December 31, 2014, the Company has not been involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements
--------------------------------

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This standard update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities, and as a result removes all incremental financial reporting requirements. This standard update also eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of the investment equity that is at risk. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods beginning after December 15, 2017. Entities are allowed to apply the guidance early for any annual reporting period or interim period for which the entity's financial statements have not yet been issued or made available for issuance. The Company adopted these standards and they did not have a material impact on the Company's consolidated financial statements.

There were other accounting standards and interpretations issued during the nine months ended December 31, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Note 3 - Commitments and Contingencies

Operating Lease
---------------

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. Total rent expense under this lease for the three and nine months ended December 31, 2014 was $13,717 and $19,290, respectively.

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:


                                         Amount
       3/31/15                           $13,716
       3/13/16                            31,904
       3/31/17                            33,454
       3/31/18                            11,367
                                        ---------
                                         $90,441


Employment Agreement
--------------------

The Company entered into a three year employment agreement in January 2015 with its Chief Executive Officer and President that includes compensation of a base salary of $204,000 per year under certain terms and conditions along with an auto allowance of $600 per month.

Consulting Agreement
--------------------

The Company entered into a three year agreement effective September 1, 2014 with a consultant to perform services at the base rate of $150,000 per year under certain terms and conditions including with an auto allowance of $600 per month. In addition, the consultant has been granted cashless options to acquire up to 500,000 shares of Terex's common stock at an option price of $0.10 per share for a period of three years from April 1, 2014. The options vest ratably over the year ending March 31, 2015. See Note 5 - Equity Based Payments.

Note 4 - Stockholders' Equity

The Company's capital stock at December 31, 2014 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares
----------------

At December 31, 2014 there are no shares of preferred stock issuance and outstanding.

Common Shares
-------------

At December 31, 2014 and March 31, 2014, a total of 7,809,857 and 342,465 shares of common stock were issued and outstanding, respectively.

During the nine months ended December 31, 2014, the Company issued 7,385,700 shares of its common stock to the shareholders of Terex as part of an Exchange Agreement. See Note 6 - Exchange Agreements. In addition, the Company issued 81,692 shares as part of the recapitalization of the Company.

Shareholders Contributed Capital
--------------------------------

During the nine months ended December 31, 2014, shareholders of Terex as part of a private placement contributed cash in the amount of $2,195,700 in exchange for 2,195,700 shares of Terex common stock valued at $1.00 per share. In addition, shareholders of Terex contributed services valued at $950,000 in exchange for 950,000 shares of Terex that were expensed. Further, a shareholder of Terex contributed property valued at $50,000 in exchange for 50,000 shares of Terex that was capitalized under equipment.

During the three and nine months ended December 31, 2014, Terex realized additional paid in capital relative to the fair value of equity based payments in the amount of $41,061 and $45,913, respectively. See Note 5 - Equity Based Payments.

Note 5 - Equity Based Payments

The Company accounts for equity based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all equity based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the financial statements based on their fair values.

The Black-Scholes option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date that ranged from $0.01 to $1.00 per share as well as the following assumptions:

         Volatility                         88.553%
         Expected Option Term               3 years
         Risk-free interest rate            12% - 13%
         Expected dividend yield            0.00%

The expected term of the options and warrants granted were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

The following table summarizes the non-qualified stock option and warrant activity for the nine months ended December 31, 2014.

                                    Number of               Weighted Average
                                    Options/Warrants        Exercise Price
                                    ----------------        ----------------
Outstanding at March 31, 2014                 -                      -

Granted - Number of Shares
  Options                               900,000                     0.100
  Warrants                              800,000                     0.625

Vested
  Options                               675,000                     0.100
  Warrants                              800,000                     0.625

Exercised
  Options                                     -                      -
  Warrants                                    -                      -

Cancelled
  Options                                     -                      -
  Warrants                                    -                      -

Outstanding at December 31, 2014
  Options                               900,000                     0.100
  Warrants                              800,000                     0.625

Exercisable at December 31, 2014
  Options                               675,000                     0.100
  Warrants                              800,000                     0.625

Weighted average remaining                                  Aggregate
  Contractual Life                     Life                 Intrinsic Value
                                  -------------             ---------------
  Options                                  2.75                      $864
  Warrants                                 2.92                  $503,145

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the amount paid for and the exercise price of the options issued and outstanding. During the nine months ended December 31, 2014, Terex granted options and warrants that had a total fair value of $549,922 and reported $45,913 for the nine months ended December 31, 2014 of which $45,740 was capitalized as costs of unproved properties and $173 was expensed as compensation expense in the statement of operations.

Note 6 - Exchange Agreements

On December 22, 2014, the Company acquired 100% of the issued and outstanding common stock of Terex pursuant to Exchange Agreements with the shareholders of Terex. As part of the Exchange Agreements, the Company issued 7,385,700 shares of its restricted common stock for 100% of the issued and outstanding common stock of Terex. The shares were exchanged on a one for one basis. As a result, Terex has become a wholly-owned subsidiary of the Company.

Note 7 - Related Party Transactions

Equity for Services and Property

During the period February 11, 2014 (inception) through March 31, 2014, shareholders of Terex that are officers and directors of the Company contributed cash in the amount of $285 in exchange for 285,000 shares of Terex common stock valued at $0.001 per share. In addition, these same shareholders of Terex during the period February 11, 2014 (inception) through March 31, 2014 contributed services valued at $2,865 that were expensed in exchange for 2,865,000 shares of common stock of Terex valued at $0.001 per share.

On April 1, 2014, an officer and director of the Company was granted 100,000 options of Terex in exchange for services valued at $115 or $0.0015 per share.

     On August 25, 2014, a shareholder of Terex that is a director of the Company contributed services valued at $750,000 that were expensed in the statement of operations in exchange for 750,000 shares of common stock of Terex valued at $1.00 per share.

During September 2014, an officer of the Company sold unproved oil and gas property to the Company in exchange for $25,000 in cash and 200,000 warrants of the Company valued at $200,000 or $1.00 per share.

Consulting Services
-------------------

During the three months ended December 31, 2014, the Company paid its officers and directors $8,178 in fees that were expensed in the statement of operations.

During the nine months ended December 31, 2014, the Company paid its officers and directors $193,149 in fees that were expensed in the statement of operations.

Note 8 - Note Payable

In November 2014, the Company borrowed $17,228 from an unrelated party to finance its insurance policy. The unsecured note is repaid at $872 per month beginning in January 2015 including interest at the rate of 5.81% per annum. The Company owes $8,728 at December 31, 2014.

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

Unless the context requires otherwise, references in this document to "T-Rex Oil", "Terex", "we", "our", "us" or the "Company" are to T-Rex Oil, Inc.

Terex is considered the accounting acquirer on December 22, 2014 and therefore for the three and nine months ended December 31, 2014 the historical financial information is that of Terex and T-Rex Oil for the period December 23, 2014 through December 31, 2014. As such, since Terex was incorporated on February 11, 2014, there is no comparison of results for the three and nine months ended December 31, 2013.

Organization and History
------------------------

T-Rex Oil, Inc. was incorporated in Colorado on September 2, 2014. Rancher Energy Corp was incorporated in Nevada on February 2, 2004. Effective October 20, 2014 T-Rex Oil, Inc. and Rancher Energy Corp were merged under the laws of the State of Colorado and T-Rex Oil, Inc. became the surviving entity. Effective October 29, 2014 the Company authorized 50,000,000 shares of preferred stock in addition to its common stock and completed a reverse split of its common stock, issued and outstanding, on a one (1) new share for three hundred fifty (350) old shares basis.

The Company is currently engaged in the acquisition, exploration, and if warranted, development of oil and gas prospects in the Rocky Mountain and Mid Continent regions. Prior to August 2014, the Company had minimal operations that were focused mainly on administrative activities, the identification of potential oil and gas prospects, and one prospect participation in Colorado that was rescinded in June 2014.

On December 22, 2014, the Company acquired 100% of the issued and outstanding common stock of Terex pursuant to Exchange Agreements with the shareholders of Terex. Pursuant to the Exchange Agreements, the Company issued 7,385,700 shares of its restricted common stock for 100% of the issued and outstanding common stock of Terex. The shares were exchanged on a one for one basis. As a result, Terex has become a wholly-owned subsidiary of the Company.

T-Rex Oil, Inc. is the legal acquirer and Terex is the legal acquiree. However under accounting rules, since the Company is a public company, which had nominal activity, the acquisition is treated as a recapitalization of Terex. Therefore, Terex is the accounting acquirer in the transaction since Terex's shareholders and management attained control of T-Rex and T-Rex is the accounting acquiree.

On August 19, 2014, prior to entering into the Agreement, Terex had purchased 371,004 shares from the Company. After such purchase, Terex owned approximately 52% of the issued and outstanding common stock of the Company. As part of the December 22, 2014 transaction Terex surrendered its ownership of the 371,004 shares of T-Rex Oil Inc. common stock and as a result such shares have been canceled.

The Company's approach to lease acquisition, development and production is founded on the discipline of acquiring leases in areas of proven production. In most cases the leases that are under consideration have at one time contained producing oil or gas wells and have had offset production. Currently, the leases have production or shut-in wells that are viable for work over and or re-completion. This managed risk approach greatly reduces the risk normally associated with oil and gas development. There are hundreds of wells in the Company's area of interest that meet these criteria. In many instances, the wells were shut-in during a period of declining oil and gas prices and in most cases are ideal for our business model. Our business model is simple; strict adherence to lease acquisition surrounded by proven production, offering well workovers, re-completion, and enhanced oil recovery opportunities in the known producing formations, with long term production potential at a low cost of development, maintenance, and operation. The Company is not an exploration company per se but rather it seeks leases with discovered oil and gas current or prior production.

The Company's strategy that has grown in prominence and application with respect to petroleum is to use a development program approach. The Company describes its development plan approach as a set of techniques utilizing the injection of specific fluids such as: water, steam, natural gas, carbon dioxide, nitrogen, and various chemicals and surfactants intended to increase the amount of oil that can ultimately be extracted from any oil field. Many oil exploration and production companies are using development program approaches to maximize the potential of old oil fields.

The Company's business operations are in the development and production of oil and gas including unconventional natural gas, in the Rocky Mountain region of the continental United States; specifically in the Rocky Mountain areas of Utah, Colorado, Wyoming and Kansas.

We plan to spend up to $10,000,000 on acquisition, drilling, re-completion, and development programs in 2015. We plan to raise these funds in private placements of common stock, preferred stock and/or convertible debt or through industry participation in working interests. Many of our targeted prospects are in reservoirs that have demonstrated predictable geologic attributes and consistent reservoir characteristics, which typically lead to more repeatable drilling and re-completion results than those achieved through wildcats.

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

Results of Operations

Results of operations for the three months ended September 30, 2014
-------------------------------------------------------------------

Overview. For the three months ended December 31, 2014, we reported a net loss of $203,287 or $(0.11) per basic and fully-diluted share. Discussions of individually significant line items follow:

Revenues. The Company had no revenues from operations during the three months ended December 31, 2014.

General and administrative expenses. For the three months ended December 31, 2014, we incurred general and administrative expenses of $200,385. We anticipate these general and administrative expenses to increase in the first quarter of 2015 due to increased activity of operations.

Results of operations for the nine months ended December 31, 2014
-----------------------------------------------------------------

Overview. For the nine months ended December 31, 2014, we reported a net loss of $1,430,036 or $(1.56) per basic and fully-diluted share. Discussions of individually significant line items follow:

Revenues. The Company had no revenues from operations during the nine months ended December 31, 2014.

General and administrative expenses. For the nine months ended December 31, 2014, we incurred general and administrative expenses of $1,398,949.

Liquidity and Capital Resources

We have incurred a cumulative net loss of approximately $905,000 for the period from February 11, 2014 (inception) to December 31, 2014.

The Company will need substantial additional capital to support its proposed future energy operations. We have no revenues. The Company has no committed source for any funds but as of December 31, 2014 we have $1,064,935 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan or may never achieve sales.

The Company used cash flows in operations of $425,490 during the nine months ended December 31, 2014 that was adjusted by non-cash items including: depreciation of $3,719, impairment of asset of $27,368, shareholders' contributions of $950,000 and equity based compensation of $173.

The Company used cash flows in investing activities of $870,990 during the nine months ended December 31, 2014 that was primarily comprised of: additions to oil and gas properties of $1,755,473, additions to non oil and gas properties of $9,103 and additions to other assets of $11,585 net of cash acquired from T-Rex in the amount of $905,171.

The Company was provided  cash flows from  financing  activities  of  $2,195,700 during the nine months ended December 31, 2014 due to shareholders' cash contributions.

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

Critical Accounting Policies
Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 8 - Financial Statements and Supplementary Data. Additional disclosures are provided in Notes to Financial Statements (unaudited) which are included in Item 1 - Financial Statements to this Quarterly Report on Form 10-Q for the three months ended December 31, 2014.

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

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of December 31, 2014 and as determined in the fiscal year ended March 31, 2014 the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company's internal control over financial reporting as of December 31, 2014 was not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There is no ongoing litigation to which the Company is subject.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of October 1, 2014 through December 31, 2014, the Company made the following issuances of its equity securities.



        DATE OF SALE            TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION          CLASS OF PURCHASER
------------------------------ ----------------------- ----------------- ------------------------- -----------------------

      December 4, 2014             Common Shares            80,000           $240,000 in cash       Business Associates
      December 22, 2014            Common Shares          7,385,700      7,385,700 common shares    Business Associates
                                                                                 of Terex


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

Exhibit No        Description of Exhibits

3.1            Amended and Restated Articles of Incorporation(1)
3.2            Certificate of Correction (2)
3.3            Amended and Restated Bylaws(3)
3.4            Amended Bylaws(5)
3.5            Articles of Amendment(6)
3.6            Articles of Merger(6)
3.7            Articles of Merger -- Nevada(6)
3.8            Statement of Merger -- Colorado(6)
3.9            Articles of Incorporation (T-Rex Oil, Inc.)(6)
31.1           Certification of Chief Executive Officer and Acting Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act*
32.1           Certification of Chief Executive Officer and Acting Chief
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS        XBRL Instance Document(4)
101.SCH        XBRL Taxonomy Extension Schema Document(4)
101.CAL        XBRL Taxonomy Extension Calculation Linkbase Document(4)
101.DEF        XBRL Taxomony Extension Definition Linkbase Coment(4)
101.LAB        XBRL Taxomony Extension Label Linkbase Document(4)
101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document(4)



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


                                         T-REX OIL, INC.




Dated: February 11, 2015                By: /s/ Donald Walford
                                            ------------------------------------
                                            Donald Walford, Chief Executive
                                            Officer and Acting Chief Accounting
                                            Officer