Form 10-Q/A
period 2014-12-31
T-REX OIL, INC.
filed 2015-05-11
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2014

                                       OR

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________________.


                        Commission file number: 000-51425

                                 T-REX OIL, INC.

                         (FORMERLY RANCHER ENERGY CORP)
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                    98-0422451
----------------------------------        -------------------------------------
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

                            520 Zang Street Suite 250
                              Broomfield, CO 80021
                    (Address of principal executive offices)

                                 (720) 502-4483
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------

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

Large accelerated filer [  ]             Accelerated filer              [   ]
Non-accelerated filer   [  ]             Smaller reporting company      [ X ]
(Do not check if a smaller
 reporting company)

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

                                EXPLANATORY NOTE

T-Rex Oil, Inc. (the "Company") is filing this Amendment to its Report on Form 10-Q for the Quarter ended December 31, 2014 filed with the Securities and Exchange Commission on February 17, 2015 for the sole purpose of disclosing a change in accounting principle and its related affects under ASC Topic 250 as well as revisions so to be consistent in its disclosures that the Company is filing its financial statements on a consolidated basis..

As disclosed in the Company's filing of Form 8-K with the SEC on April 1, 2015, the Company acquired effective March 28, 2015, 83% of the outstanding common stock of Western Interiors Oil and Gas, Inc. ("WIOG") in a stock for stock Exchange Agreement with the right to acquire within 6 months the remaining 17% of WIOG's outstanding common stock. As such, WIOG is an oil and gas company that follows the successful efforts method of accounting for its oil and gas operations. As noted in its filing of Form 10-Q for the Quarter ended December 31, 2014, the Company currently follows the full cost method of accounting for its oil and gas operations. Thus, management believes it is in the best interest of the Company that, as a result of the acquisition of WIOG, the Company changes the accounting for its oil and gas operations to the successful efforts method of accounting. Therefore, as a result of this change in accounting principle, the Company has revised its enclosed Consolidated Financial Statements under
Part 1, Item 1 and Management's Discussion and Analysis under Part 1, Item 2.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

         Consolidated Balance Sheet - December 31, 2014 (Unaudited)
          and Balance Sheet - March 31, 2014 (Audited)...................... 5

         Consolidated Statements of Operations (Unaudited) for the Three
          and Nine Months Ended December 31, 2014 and Statements of
          Operations (Unaudited) for the Three and Nine Months Ended
          December 31, 2013 .................................................6

         Consolidated Statement of Cash Flows (Unaudited) for the Nine
          Months Ended and Statement of Cash Flows (Unaudited) for the
          Nine Months Ended December 31, 2013................................8

         Consolidated  Statement of Changes in Stockholders' Equity
          (Unaudited) for the Nine Months Ended December 31, 2014 and (Audited) period from February 11, 2014 (inception) through
          March 31, 2014.................................................... 9

         Notes to Consolidated Financial Statements (Unaudited).............10

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........20

Item 4.  Controls and Procedures............................................20


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................21

Item 1A. Risk Factors.......................................................21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........22

Item 3.  Defaults Upon Senior Securities....................................22

Item 4.  Mine and Safety Disclosures........................................22

Item 5.  Other Information..................................................22

Item 6.  Exhibits...........................................................23

SIGNATURES..................................................................24

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                                  BALANCE SHEET

                                         T-Rex Oil, Inc. and Subsidiary
                                (Formerly Rancher Energy Corp)(Explanatory Note)

                                                                           Consolidated
                                                                           Balance Sheet        Balance Sheet
                                                                           December 31,            March 31,
                                                                               2014                 2014
                                                                            (Unaudited)           (Audited)
                                                                         ------------------   ------------------
ASSETS
   Current assets
Cash and cash equivalents                                                $    1,064,935       $         165,715
Prepaids                                                                         20,365                       -
                                                                         ------------------   ------------------
   Total current assets                                                       1,085,300                 165,715
                                                                         ------------------   ------------------
   Property and equipment
Oil and gas properties, successful efforts method of accounting
   Unproved                                                                   1,770,164                  19,564
Furniture and equipment, net of accumulated depreciation and
   impairment of $31,812 and $0, respectively                                    68,837                       -
                                                                         ------------------   ------------------
   Net property and equipment                                                 1,839,001                  19,564
                                                                         ------------------   ------------------

   Other assets
Deposits and other assets                                                       111,585                       -
                                                                         ------------------   ------------------
   Total other assets                                                           111,585                       -
                                                                         ------------------   ------------------

   Total assets                                                          $    3,035,886       $         185,279
                                                                         ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
Accounts payable and accrued liabilities                                 $       38,049       $          19,695
Note payable other                                                                8,728                       -
                                                                         ------------------   ------------------
   Total current liabilities                                                     46,777                  19,695
                                                                         ------------------   ------------------
    Total liabilities                                                            46,777                  19,695
                                                                         ==================   ==================

Commitments and Contingencies                                                         -                       -

STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value, 50,000,000 shares authorized;
   no shares issued and outstanding                                                   -                       -
Common shares, $0.001 par value, 275,000,000 shares authorized;
   7,809,857 and 342,465 shares issued and outstanding at
   December 31, 2014 and March 31, 2014, respectively                             7,810                     342
Additional paid in capital                                                    4,516,664                 178,673
Accumulated deficit                                                          (1,535,365)                (13,431)
                                                                         ------------------   ------------------
   Total stockholders' equity                                                 2,989,109                 165,584
                                                                         ==================   ==================

   Total liabilities and stockholders' equity                            $    3,035,886       $         185,279
                                                                         ==================   ==================





   The accompanying notes are an integral part of these financial statements.


                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                         For the Three Months Ended
                                             December 31, 2014
                                       T-Rex Oil, Inc. and Subsidiary
                             (Formerly Rancher Energy Corp) (Explanatory Note)




                                                   Consolidated Statement
                                                       of Operations             Statement of Operations
                                                 For the Three Months Ended     For the Three Months Ended
                                                     December 31, 2014              December 31, 2013
                                                        (Unaudited)                     (Unaudited)
                                                 ---------------------------    ---------------------------
Operating expenses:
   Geological and geophysical costs              $               26,031         $                       -
   General and administrative expense                           200,835                                 -
   Depreciation                                                   2,452                                 -
                                                 ---------------------------    ---------------------------
        Total operating expenses                                229,318                                 -
                                                 ---------------------------    ---------------------------

Loss from operations                                           (229,318)                                -
                                                 ---------------------------    ---------------------------
Income taxes                                                          -                                 -
                                                 ---------------------------    ---------------------------

Net loss                                         $             (229,318)        $                       -
                                                 ===========================    ===========================

Net loss per common share
   Basic and diluted                             $                (0.12)        $                       -
                                                 ===========================    ===========================

Weighted average number
   of common shares                                           1,870,488                           342,465
                                                 ===========================    ===========================

















   The accompanying notes are an integral part of these financial statements.



                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                         For the Nine Months Ended
                                             December 31, 2014
                                       T-Rex Oil, Inc. and Subsidiary
                              (Formerly Rancher Energy Corp)(Explanatory Note)





                                                Consolidated Statement
                                                    of Operations                  Statement of Operations
                                               For the Nine Months Ended          For the Nine Months Ended
                                                  December 31, 2014                   December 31, 2013
                                                      (Unaudited)                        (Unaudited)
                                               -------------------------           -----------------------

Operating expenses:
   Geological & geophysical costs              $             91,898                $              -
   General and administrative expense                     1,398,949                               -
   Asset impairment                                          27,368                               -
   Depreciation                                               3,719                               -
                                               -------------------------           -----------------------
      Total operating expenses                            1,521,934                               -
                                               -------------------------           -----------------------
Loss from operations                                     (1,521,934)                              -
                                               -------------------------           -----------------------
Income taxes                                                      -                               -
                                               -------------------------           -----------------------
Net loss                                       $         (1,521,934)               $              -
                                               =========================           =======================
Net loss per common share
   Basic and diluted                           $              (1.66)               $              -
                                               =========================           =======================
Weighted average number
   of common shares                                         914,368                         342,465
                                               =========================           =======================


















   The accompanying notes are an integral part of these financial statements.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                              T-Rex Oil, Inc. and Subsidiary
                                     (Formerly Rancher Energy Corp)(Explanatory Note)



                                                             Consolidated Statement
                                                                 of Cash Flows                 Statement of Cash Flows
                                                            For the Nine Months Ended         For the Nine Months Ended
                                                               December 31, 2014                 December 31, 2013
                                                                  (Unaudited)                         (Unaudited)
                                                            --------------------------        --------------------------

OPERATING ACTIVITIES
  Net loss attributable to common stockholders              $     (1,521,934)                 $             -
  Adjustments to reconcile net loss to net cash
    flows used in operating activities:
     Depreciation                                                      3,719                                -
     Impairment of asset                                              27,368                                -
     Shareholder's non-cash contribution                             200,000                                -
     Shareholder's non-cash contribution, related party              750,000                                -
     Equity based compensation                                           173                                -
     Changes in:
       Prepaids                                                        4,932                                -
       Accounts payable and accrued liabilities                       18,354                                -
                                                            --------------------------        --------------------------
Net cash (used in) operating activities                             (517,388)                               -
                                                            --------------------------        --------------------------
INVESTING ACTIVITIES
   Additions to oil and gas properties                            (1,663,575)                               -
   Additions to non oil and gas properties                            (9,103)                               -
   Acquisition of T-Rex Oil Inc, cash acquired                       905,171                                -
   Additions to other assets                                         (11,585)                               -
                                                            --------------------------        --------------------------
Net cash (used in) investing activities                             (779,092)                               -
                                                            --------------------------        --------------------------
FINANCING ACTIVITIES
   Shareholders' cash contributions                                2,195,700                                -
                                                            --------------------------        --------------------------
Net cash provided by financing activities                          2,195,700                                -
                                                            --------------------------        --------------------------
NET CHANGE IN CASH

CASH, Beginning                                                      165,715                                -
                                                            --------------------------        --------------------------
CASH, Ending                                                $      1,064,935                  $             -
                                                            ==========================        ==========================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Issuance of equity for property                          $         94,740                  $             -
                                                            ==========================        ==========================
   Interest paid                                            $              -                  $             -
                                                            ==========================        ==========================
   Income taxes paid                                        $              -                  $             -
                                                            ==========================        ==========================







   The accompanying notes are an integral part of these financial statements.


                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  T-Rex Oil, Inc. and Subsidiary
                                       (Formerly Rancher Energy Corp)(Explanatory Note)



                                     Preferred Shares             Common Shares       Additional                       Total
                                       $.001 Par Value           $.001 Par Value        Paid-in       Accumulated   Stockholders'
                                  Shares           Amount      Shares       Amount      Capital        (Deficit)       Equity
                                ------------------------------------------------------------------------------------------------
BALANCES, February 11, 2014
 - Audited                          -        $       -             -     $       -   $           -    $       -      $         -
   Shareholders' cash
     contributions                  -                -             -             -         175,020            -         175,020
   Shareholders' cash
     contributions,
     related party                  -                -             -             -             285            -             285
   Shareholders' non-cash
     contributions                  -                -             -             -             845            -             845
   Shareholders' non-cash
     contributions,
     related party                  -                -             -             -           2,865            -           2,865
   Recapitalization of shares       -                -       342,465           342            (342)           -               -
   Net loss for the period          -                -             -             -               -       (13,431)       (13,431)
                                ------------------------------------------------------------------------------------------------
BALANCES, March 31, 2014
 - Audited                          -                -       342,465           342         178,673       (13,431)       165,584
   Shareholders' cash
     contributions                  -                -             -             -       2,195,700            -       2,195,700
   Shareholders' non-cash
     contributions                  -                -             -             -         250,000            -         250,000
   Shareholder's non-cash
     contributions,
     related party                  -                -             -             -         750,000            -         750,000
   Equity based compensation        -                -             -             -          45,913            -          45,913
   Fair value of T-Rex Oil Inc
     net assets
     at exchange date               -                -             -             -       1,103,846            -       1,103,846
   Recapitalization of shares       -                -     7,467,392         7,468          (7,468)           -               -
   Net loss for the period          -                -             -             -               -    (1,521,934)    (1,521,934)
                                ------------------------------------------------------------------------------------------------
BALANCES, December 31, 2014
 - Unaudited                        -        $       -     7,809,857     $   7,810   $   4,516,664   $(1,535,365)   $ 2,989,109
                                ================================================================================================









   The accompanying notes are an integral part of these financial statements.

NOTE 1 - BUSINESS ORGANIZATION
------------------------------

ORGANIZATION AND HISTORY

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The accompanying balance sheet as of March 31, 2014 and the statements of operations for the three and nine months ended December 31, 2013 and the statement of cash flows for the nine months ended December 31, 2013 include the accounts of Terex Energy Corporation only. The accompanying consolidated balance sheet as of December 31, 2014 include the accounts of Terex Energy Corporation and T-Rex Oil Inc. and the consolidated statements of operations for the three and nine months ended December 31, 2014 and the consolidated statement of cash flows for the nine months ended December 31, 2014 include the accounts of Terex Energy Corporation and the accounts of T-Rex Oil Inc. for the period December 23, 2014 through December 31, 2014. All intercompany balances have been eliminated during consolidation.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CHANGE IN ACCOUNTING PRINCIPLE

The Company disclosed in its financial statements for the three and six months ended September 30 2014 as filed in its Form 10Q with the Securities and Exchange Commission on November 19, 2014 that it changed its method of accounting from the successful efforts to the full cost method of accounting for its oil and natural gas operations and, as such pursuant to ASC Topic 250 and ASC Topic 932 further disclosed there was no retroactive restatement of financial statements for the relative periods as there were no oil and natural gas capitalized costs or operations incurred to date by the Company.
However, as disclosed in the Company's filing of Form 8-K with the SEC on April 1, 2015, the Company acquired effective March 28, 2015, 83% of the outstanding common stock of Western Interiors Oil and Gas, Inc. ("WIOG") in a stock for stock Exchange Agreement with the right to acquire within 6 months the remaining 17% of WIOG's outstanding common stock. As such, WIOG is an oil and gas company that follows the successful efforts method of accounting for its oil and gas operations.

Therefore, management believes it is in the best interest of the Company that, as a result of the acquisition of WIOG, the Company changes the accounting for its oil and gas operations back to the successful efforts from the full cost method of accounting. As a result of this change in accounting principle, the Company's carrying value of its unproved oil and gas properties on its consolidated balance sheet at December 31, 2014 decreased by $91,898 due to its geological and geophysical costs being expensed in its consolidated statement of operations for the nine months ended December 31, 2014. See Note 2 - Oil and Gas Producing Activities. Therefore please note the following other changes as a result of the change in accounting principle:

                                            BEFORE THE CHANGE   AFTER THE CHANGE
                                            -----------------   ----------------
   At December 31, 2014:
Oil and gas properties - unproved              $1,862,062          $1,770,164
Total assets                                   $3,127,784          $3,035,886
Accumulated deficit                           $(1,443,467)        $(1,535,365)
Total stockholders' equity                     $3,081,007          $2,989,109

   For the Three Months Ended
   December 31, 2014:
Net loss                                         $203,287            $229,318
Net loss per common share -
   Basic and diluted                               $(0.11)             $(0.12)

   For the Nine Months Ended
   December 31, 2014:
Net loss                                      $(1,430,036)        $(1,521,934)
Net loss per common share -
   Basic and diluted                               $(1.56)             $(1.66)

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

OIL AND GAS PRODUCING ACTIVITIES

The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. Exploratory dry hole costs are included in cash flows from investing activities as part of capital expenditures within the consolidated statements of cash flows. The costs of development wells are capitalized whether or not proved reserves are found. Costs of unproved leases, which may become productive, are reclassified to proved properties when proved reserves are discovered on the property. Unproved oil and gas interests are carried at the lower of cost or estimated fair value and are not subject to amortization.

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

The Company complies with ASC 932, "Extractive Activities - Oil and Gas". The Company currently does not have any existing capitalized exploratory well costs, and has therefore determined that there are no suspended well costs that should be impaired. There were unproved capitalized costs at December 31, 2014 and March 31, 2014 of $1,770,164 and $19,564, respectively and the Company expensed geological and geophysical costs for the three and nine months ended December 31,, 2014 and 2013of $26,031 and $91,898, respectively. There were no proved properties at December 31, 2014 and March 31, 2014, respectively.

PROPERTY AND EQUIPMENT

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consoliated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2014, there were no uncertain tax positions that required accrual.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

OPERATING LEASE

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. Total rent expense under this lease for the three and nine months ended December 31, 2014 was $13,717 and $19,290, respectively.

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:


                                          AMOUNT
                                        ---------
       3/31/15                           $13,716
       3/31/16                            31,904
       3/31/17                            33.454
       3/31/18                            11,367
                                        ---------
                                         $90,441


EMPLOYMENT AGREEMENT

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

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

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

NOTE 5 - EQUITY BASED PAYMENTS
------------------------------

The Company accounts for equity based payment accruals under authoritative guidance on stock compensation as set forth in the Topics of the ASC. The guidance requires all equity based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based on their fair values.

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

The following table summarizes the non-qualified stock option and warrant activity for the nine months ended December 31, 2014.

                                           Number of           Weighted Average
                                       Options/Warrants         Exercise Price
                                     ----------------------  -------------------
Outstanding at March 31, 2014                      -         $           -

Granted - Number of Shares
  Options                                    900,000         $       0.100
  Warrants                                   800,000         $       0.625

Vested
  Options                                    675,000         $       0.100
  Warrants                                   800,000         $       0.625

Exercised
  Options                                          -         $           -
  Warrants                                         -         $           -

Cancelled
  Options                                          -         $           -
  Warrants                                         -         $           -

Outstanding at December 31, 2014
  Options                                    900,000         $       0.100
  Warrants                                   800,000         $       0.625

Exercisable at December 31, 2014
  Options                                    675,000         $       0.100
  Warrants                                   800,000         $       0.625

Weighted average remaining                  Life                 Aggregate
  Contractual Life                                            Intrinsic Value
                                     ----------------------  -------------------
  Options                                       2.75        $          864
  Warrants                                      2.92        $      503,145

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the amount paid for and the exercise price of the options issued and outstanding. During the nine months ended December 31, 2014, Terex granted options and warrants that had a total fair value of $549,922 and reported $45,913 for the nine months ended December 31, 2014 of which $45,740 was capitalized as costs of unproved properties and $173 was expensed as compensation expense in the consolidated statement of operations.

NOTE 6 - EXCHANGE AGREEMENTS
----------------------------

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

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

EQUITY FOR SERVICES

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

On August 25, 2014 a shareholder of Terex that is a director of the Company contributed services valued at $750,000 that were expensed in the consolidated statement of operations in exchange for 750,000 shares of common stock of Terex valued at $1.00 per share.

During September 2014, an officer of the Company sold unproved oil and gas property to the Company in exchange for $25,000 in cash and 200,000 warrants of the Company valued at $200,000 or $1.00 per share.

CONSULTING SERVICES

During the three months ended December 31, 2014, the Company paid its officers and directors $8,178 in fees that were expensed in the consolidated statement of operations.

During the nine months ended December 31, 2014, the Company paid its officers and directors $193,149 in fees that were expensed in the consolidated statement of operations.

NOTE 8 - NOTE PAYABLE
---------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES IN THIS DOCUMENT TO "T-REX OIL", "TEREX", "WE", "OUR", "US" OR THE "COMPANY" ARE TO T-REX OIL, INC..

TEREX IS CONSIDERED THE ACCOUNTING ACQUIRER ON DECEMBER 22, 2014 AND THEREFORE FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2014 THE HISTORICAL CONSOLIDATED FINANCIAL INFORMATION IS THAT OF TEREX AND T-REX OIL FOR THE PERIOD DECEMBER 23, 2014 THROUGH DECEMBER 31, 2014. AS SUCH, SINCE TEREX WAS INCORPORATED ON FEBRUARY 11, 2014, THERE IS NO COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2013.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

OVERVIEW. For the three months ended December 31, 2014, we reported a net loss of $229,318 or $(0.12) per basic and fully-diluted share. Discussions of individually significant line items follow:

REVENUES. The Company had no revenues from operations during the three months ended December 31, 2014.

GEOLOGICAL AND GEOPHYSICAL COSTS: For the three months ended December 31, 2014, we incurred geological and geophysical costs of $26,031. We anticipate these geological and geophysical costs to increase in the first quarter of 2015 due to increased activity of operations.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended December 31, 2014, we incurred general and administrative expenses of $200,385. We anticipate these general and administrative expenses to increase in the first quarter of 2015 due to increased activity of operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2014

OVERVIEW. For the nine months ended December 31, 2014, we reported a net loss of $1,521,934 or $(1.66) per basic and fully-diluted share. Discussions of individually significant line items follow:

REVENUES. The Company had no revenues from operations during the nine months ended December 31, 2014.

GEOLOGICAL AND GEOPHYSICAL COSTS: For the nine months ended December 31, 2014, we incurred geological and geophysical costs of $81,898.

GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended December 31, 2014, we incurred general and administrative expenses of $1,398,949.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred a cumulative net loss of approximately $1,535,000 for the period from February 11, 2014 (inception) to December 31, 2014. The Company will need substantial additional capital to support its proposed future energy operations. We have NO revenues. The Company has no committed source for any funds but as of December 31, 2014 we have $1,064,935 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan or may never achieve sales.

The Company used cash flows in operations of $517,388 during the nine months ended December 31, 2014 that was adjusted by non-cash items including: depreciation of $3,719, impairment of asset of $27,368, shareholders' contributions of $950,000 and equity based compensation of $173.

The Company used cash flows in investing activities of $779,092 during the nine months ended December 31, 2014 that was primarily comprised of: additions to oil and gas properties of $1,663,575, additions to non oil and gas properties of $9,103 and additions to other assets of $11,585 net of cash acquired from T-Rex in the amount of $905,171.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 8 - Financial Statements and Supplementary Data. Additional disclosures are provided in Notes to Consolidated Financial Statements (unaudited) which are included in Item 1 - Consolidated Financial Statements to this Quarterly Report on Form 10-Q/A for the three months ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

There is no ongoing litigation to which the Company is subject.

ITEM 1A. RISK FACTORS
---------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the period ended March 31, 2014, which risk factors are incorporated herein by this reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

During the period of October 1, 2014 through December 31, 2014, the Company made the following issuances of its equity securities.

----------------- --------------------- --------------- ----------------------- -----------------------
  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES       CONSIDERATION        CLASS OF PURCHASER
----------------- --------------------- --------------- ----------------------- -----------------------
December 4, 2014      Common Shares          80,000         $240,000 in cash     Business Associates
----------------- --------------------- --------------- ----------------------- -----------------------
December 22, 2014     Common Shares        7,385,700    7,385,700 common shares  Business Associates
                                                                of Terex
----------------- --------------------- --------------- ----------------------- -----------------------

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

NONE.

ITEM 4.  MINE AND SAFETY DISCLOSURE
-----------------------------------

NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION
--------------------------

NONE.







                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 6.  EXHIBITS
-----------------

The following is a complete list of exhibits filed as part of this Form 10-Q/A. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


EXHIBIT NO.                        DESCRIPTION OF EXHIBITS
----------     -----------------------------------------------------------------


3.1            Amended and Restated Articles of Incorporation(1)

3.2            Certificate of Correction (2)

3.3            Amended and Restated Bylaws(3)

3.4            Amended Bylaws(8)

3.5            Articles of Amendment(9)

3.6            Articles of Merger(9)

3.7            Articles of Merger - Nevada(9)

3.8            Statement of Merger - Colorado(9)

3.9            Articles of Incorporation (T-Rex Oil, Inc.)(9)

31.1           Certification  of  Chief  Executive   Officer  and  Acting  Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1           Certification  of  Chief  Executive   Officer  and  Acting  Chief
               Financial Officer pursuant to 18 U.S. C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS        XBRL Instance Document(7)

101.SCH        XBRL Taxonomy Extension Schema Document(7)

101.CAL        XBRL Taxonomy Extension Calculation Linkbase Document(7)

101.DEF        XBRL Taxonomy Extension Definition Linkbase Document(7)

101.LAB        XBRL Taxonomy Extension Label Linkbase Document(7)

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document(7)
-----------

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


                                        T-REX OIL, INC.


Dated:  May 11, 2015                  By   /s/ Donald Walford
                                        ----------------------------------

                                        Donald Walford, Chief Executive Officer, and Acting Chief Accounting Officer