Form 10-K
period 2015-03-31
T-REX OIL, INC.
filed 2015-07-16
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Or

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-51425

T-REX OIL, INC.

 (Exact name of registrant as specified in its charter)

Colorado		98-0422451
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.
520 Zang Street, Suite 250, Broomfield, CO 80021
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:
(720)502-4483

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 (Title of class)

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

                                                                                                                                                                Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

                                                                                                                                                                Yes |X| No |_|

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

                                                                                                                                                                Yes |_| No |X|

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                            Yes |_| No |X|

On June 30, 2015, 7,047,508 shares of common stock were held by non-affiliates and had a value of $22,375,380 based on the average closing bid and ask of $3.175.

There were 15,672,119 shares issued and outstanding of the registrant's Common Stock as of June 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Note about Forward-Looking Statements

This Form 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

PART I

ITEM 1.  BUSINESS

General

The following is a summary of some of the information contained in this document.  Unless the context requires otherwise, references in this document to "T-Rex" or the "Company" are to T-Rex Oil, Inc.

BUSINESS STRUCTURE

T-Rex Oil, Inc. was organized under the laws of the State of Nevada as Rancher Energy Corp. ("Rancher.")

On October 8, 2014, as approved by our board of directors and a written consent of our majority shareholder, an amendment to the Articles of Incorporation was filed in order to authorize a reverse split of the common stock, issued and outstanding, on a one (1) new share for three hundred fifty (350) old shares basis. At the same time, the Articles of Incorporation were amended change our authorized capital to 275,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.01 par value preferred stock.  The Financial Industry Regulatory Authority ("FINRA") approved the amendment, effective October 29, 2014.

On October 17, 2014, we merged into our wholly owned subsidiary, T-Rex Oil, Inc., a Colorado corporation and as a result were re-domiciled in the state of Colorado.

Prior to August 2014, we had minimal operations that were focused mainly on administrative activities, the identification of potential oil and gas prospects, and one prospect participation in Colorado that was rescinded in June 2014, as discussed below.

We are an energy company, focused on the acquisition, exploration, development and production of oil and natural gas.  We have acquired oil and natural gas properties located in the western United States, mainly in the Rocky Mountain region. Our goal is to drill and produce oil and gas cost effectively, by concentrating our efforts in proven oil rich areas where we have in-house geologic and operating experience.

CORPORATE ACTIVITIES

PetroShare Participation Agreement

In September and October 2013, the Company (then Rancher) negotiated and became party to a Participation Agreement for the drilling of two wells in the Niobrara formation in Moffat County in northwestern Colorado with PetroShare Corp. ("PetroShare"), an unaffiliated entity, was the operator of the prospect. Rancher and PetroShare had previously entered into a non-binding letter of intent by which the two parties were negotiating and pursuing a business combination (the "LOI"). Rancher contributed its share to the drilling and completion of the two wells of approximately $1,200,000. Disputes then developed between Rancher and PetroShare with respect to the wells and the contemplated business combination. On March 27, 2014, the Board of Rancher approved an arrangement to settle with PetroShare and on May 5, 2014, the parties entered into an agreement to settle their claims which required, among other things, payment of $1,142,237, (such funds were received in full in June 2014), as well as mutual releases that become effective in June 2014. The settlement agreement acknowledges that neither Rancher nor PetroShare admits any liability to the other.

Rancher did not convey any properties or assets to PetroShare, but (upon receipt of the final payment from PetroShare) Rancher acknowledged that the Participation Agreement and Rancher's rights under the related joint operating agreement had been terminated. Inasmuch as Rancher had never received an assignment of any interest in the oil and gas leases, it had not obligation or right to assign any interests to PetroShare or to any other person.

Terex Energy Corp Securities Purchase Agreement

On August 19, 2014, Terex Energy Corp ("Terex") entered into a Securities Purchase Agreement to purchase 371,003 shares (adjusted for reverse split) of our restricted common stock from us. After such purchase, Terex held approximately 52% of the issued and outstanding common stock of the Company, at that time.  As part of the Exchange Agreement, discussed below, with the Terex shareholders, these shares were returned to the Company and cancelled.

Terex Exchange Agreements

On December 22, 2014, we entered into the Exchange Agreements with the Terex shareholders for 100% of the shares of Terex. Pursuant to the Exchange Agreements, we agreed to issue 7,385,700 shares of our restricted common stock for 100% of the issued and outstanding common stock of Terex. The shares are to be exchanged on a one for one basis. As a result, Terex became a wholly-owned subsidiary of the Company.

In addition, 800,000 in warrants and 900,000 in options issued and outstanding at Terex were exchanged for an equal number of warrants and options in T-Rex.

The effective date of the acquisition was December 22, 2014, with T-Rex being the legal acquirer. However, since T-Rex is a public company, which had nominal activity, the acquisition was treated as a recapitalization of Terex. Though T-Rex was the legal acquirer in the acquisition, Terex was the accounting acquirer since its shareholders gained control of T-Rex. Therefore at the date of the acquisition the historical financial statements of Terex became those of T-Rex. As a result, the historical financial statements of Terex supersede any prior financial statements of T-Rex.

Western Interior Oil & Gas Corporation Acquisition

On February 24, 2015, we entered into a Share Exchange Agreement with Western Interior Oil & Gas Corporation ("Western Interior") and the shareholders of Western Interior.  Under the Share Exchange Agreement we exchanged shares of our common stock for 83% of the issued and outstanding common stock of Western Interior. The acquisition was closed on March 27, 2014 and effective March 31, 2015.  At the time of closing, we issued 7,465,168 shares of our restricted common stock in exchange for shares of Western Interior.  In addition, we have agreed to appoint two nominees of Western Interior to our Board of Directors at a future date.

On March 31, 2015, we entered into an amendment to the Share Exchange Agreement whereby we assumed certain repurchase agreements between Western Interior and its dissident shareholders and as a result acquired the remaining 17% of Western Interior. As part of these agreements, we assumed certain promissory notes issued to the dissenting shareholders in the total amount of $1,770,047 that are secured by Western Interior's assets. As a result, Western Interior has become a wholly-owned subsidiary of the Company.

ORGANIZATIONAL STRUCTURE

Part of our strategy includes the use of partnerships to not only own individual projects, but to handle the drilling, completion, operation and raising of capital for the funding of such prospects.  The Company or one of its subsidiaries will then handle the operation and management of the partnership.  T-Rex Oil LLC #1 is one such partnership that is managed by T-Rex.

Terex Energy Corp

Terex was incorporated in the State of Colorado in February 2014. Terex has interests in oil and gas properties. Prior to the share exchange with T-Rex, Terex had acquired interests in oil and gas prospects and properties discussed herein.  Terex is an operator of oil and gas properties owned by the Company and its subsidiaries.

T-Rex Oil LLC, #1

T-Rex Oil LLC, #1 ("T-Rex #1") is a Colorado limited liability company organized in December 2014.  T-Rex is the manager of T-Rex #1 and manages the Sioux County, Nebraska project.  The Company doesn't have an equity interest in T-Rex #1.

Western Interior Oil & Gas Corporation

Western Interior was incorporate in the State of Wyoming in August 2005.  Western Interior has producing and developmental oil and gas properties in southwest central Wyoming.  Upon the acquisition of Western Interior, Mr. Jon Nicolaysen, an officer and director of T-Rex was appointed the Chief Executive Officer of Western Interior.

CORPORATE STRATEGY

Our approach is to acquire Proven Developed Producing properties that are also de-risk.   The ideal candidate will also include Proven Undeveloped well sites, which should supply upside development potential, ("running room.")  Specifically, properties that have the advantage of having established producing oil and/or natural gas wells that have drillable offset locations and have wells that may be shut-in but are candidates for re-working or re-completion, are high priority acquisition targets.

Our acquisition strategy also takes older wells that are shut in or have lower production results and applies new and existing technologies to work-over and/or recomplete so as to increase production and ultimate recovery.  Technologies to be deployed include 3-D seismic imaging to target undeveloped areas of the reservoir that contain remaining primary reserves; horizontal drilling to increase recoveries; as well as secondary and tertiary recovery methods to increase ultimate produced reserves.

We intend to achieve success through the following:

•Build a Portfolio of Low-Risk, High-Return O&G Assets in the Rocky Mountain Region

•Acquire, Explore & Develop Assets to Reach an Annual Production Rate of 500 to 1,000 BBls per Day in 2015

•Utilize Scalable Financial Model to Drive Top- And Bottom-Line Results

•Leverage Expertise of the Leadership Team to Build a Strong Track Record

 OIL AND GAS PROJECTS

During the fiscal years ended March 31, 2015 and 2014, we focused efforts on the acquisition of properties that met certain criteria for both exploration and development and work-over projects.  With an initial focus on the Rocky Mountain Region, our current projects are found primarily in Wyoming and Nebraska.  Additional information as to our oil and gas projects can be found in Item 2 of this Filing.

Wyoming

As part of the acquisition of Western Interior, we acquired approximately 15,896 gross acres spread across the Big Horn Basin, the Wind River Basin and south central Wyoming.

Properties held by Western Interior include:

Big Horn Basin Prospect

The Big Horn Basin, located in north-central Wyoming is a geological structural basin of sedimentary rocks dating from the Cambrian to Miocene.  The principal productive reservoir of oil in the Big Horn Basin to date has been the Pennsylvanian Tensleep Formation.  Other producing horizons include the Mississippian Madison Limestone, Permian Phosphoria and the Cretaceous Frontier Sandstone.

Our Big Horn Basin projects currently produce from the Triassic Crow Mountain, Permian Phosphoria, and the Frontier formations.  They provide us with both development and exploration opportunities.

The Big Horn Basin Prospect contains 5 Properties, which have a combination of development and exploration projects. We expect to drill, subject to reasonable financing, between 16 and 36 wells on the properties over the next two years.

Rawhide - This is an opportunity for development of existing production and exploration for deeper reserves.  Cumulative historical production to date is approximately 147.0 MBO.

Meeteetse "Deep" - This is an opportunity to develop a large Phosphoria-Tensleep oil field.  This is the largest project in the Western portfolio.  In mid-2008, the Carter 1 discovery well was re-entered and recompleted in the Phosphoria formation to restore production.  Extensive testing and analysis have established Phosphoria 2P reserves on the 240 acre lease block.

Baird Peak - Baird Peak is a well-defined structure with 200' of closure, with multiple pay objectives. Historically, it has produced 128,000 BO.

Adam - Adam consists of two adjacent tilted fault blocks along the Southeast plunge of the Enos Creek Anticline.

Wind River Basin

Located just to the south of the Big Horn Basin, the Wind River Basin is an asymmetric sedimentary basin bounded by the Owl Creek Mountains on the North, Casper Arch on the East and Sweetwater Uplift on the South.  The most prolific oil producing horizons in the Wind River Basin have been the Tensleep, Phosphoria, and Frontier Formations.

The Wind River Basin includes production from the Cretaceous Frontier Formation at shallow depths of 3,800 to 4,500 feet.  This area produces a light-oil - 42 to 45 API gravity.

The Wind River Basin contains 2 projects, a combination of existing development and new exploration targets. The initial plan for these projects is development drilling, where warranted.

South Central Wyoming

The Rattlesnake Creek and Overland Trail prospects are the result of thrust-fault controlled structures.   Overland Trail is situated upon a shallow pop-up structure lying along the Arlington Fault zone with possible recovery from 3 distinct formations: the Cretaceous Muddy Sandstone, the Jurassic Sundance and the Permian Casper, with depths ranging from 1,600 to 3,900 feet.

The Rattlesnake Creek prospect, sits over a Late-Laramide thrust-fault detachment structure. The resulting linear anticlinal structure has significant opportunity for hydrocarbon entrapment in several intervals.

Management is evaluating existing seismic data, integrating those data into the overall geologic models and developing an appropriate drilling plan for the properties.  At this time, emphasis is on development and new drilling among the most promising high-production, low risk properties in this portfolio.

Our other properties in Wyoming include:

Cole Creek Oil Field, Wyoming

Located is the southwest margin of the Powder River Basin in Natrona and Converse Counties.  The Shannon Sand Formation historically is the main oil producing formation in the field.  The Shannon Sand Formation is found at a depth of 4,500 - 5,500 ft.

The Cole Creek Lease covers approximately 7,000 acres and is located 20 miles to the northeast of Casper, Wyoming.  The lease includes 7 well bores.  Currently, these are not producing and can not be worked on.  We intend to drill 3 development wells in late 2016 or early 2017, depending upon the availability of financing. Contingent on the results of those 3 wells, additional wells may also be drilled.

The land is under a Bureau of Land Management (BLM) Held by Production (HBP) lease. Permits will take up to 1 year for approval, although re-entries and extension permits may take as little as 30 days.

We intend to focus on the re-development of the Shannon formation using new technology and 3-D seismic re-work methods.   We intend to drill edge and infill wells initially, then develop the property for tertiary recovery, using polymer floods, surfactants and possibly CO2 injection.

Burke Ranch Project, Natrona County, Wyoming

The Burke Ranch Field of Wyoming, consists of approximately 4,500 acres located in the southwest corner of the Powder River Basin.  The project has a potential for 40+ development and exploratory wells.   Historically, the Dakota Formation has been the primary objective. The Burke Ranch Unit was originally developed on 80 acre spacing. Downsizing the spacing to 40 acres and drilling infill and edge wells offers low risk and high potential production.

There are 5 additional formations, which appear to be productive at Burke Ranch. There are good drilling opportunities in the first bench of the Frontier (Wall Creek), Second Frontier, Niobrara, Mowry, and Tensleep Formations.

The Powder River Basin was originally known for its coal deposits.  The Powder River Basin contains the well-known Salt Creek Oil Field.  Oil and Gas are produced from rocks ranging from Pennsylvanian to Tertiary.  While most of the oil produced in the Powder River Basin comes from the sandstones in thick sections of Cretaceous rocks, shale formations have recently become primary targets locally.  This recent upsurge in production in the Wyoming portion of the basin is largely due to recent technological advancements in horizontal drilling and hydraulic fracturing techniques.

The project has the potential to produce, with conventional drilling, from three formations: the Tensleep, Dakota and the Frontier formations.

Burke Ranch Field offers a variety of drilling and development opportunities

•         Tensleep Formation - new drilling on seismic anomaly

•         Dakota Formation - additional development of the Dakota Formation to re-work the field to increase existing production

•         Frontier Formation - to recomplete the existing wells to access existing reserves behind pipe.

Most of the Burke Ranch leasehold is BLM and therefore is subject to Federal regulations.   It is expected that it will take up to 12 months for Drilling Permit approvals to be obtained. Some wells in the Dakota formation will be recompletions. As such it is expected that their approval will be obtained in a shorter time frame.

Nebraska

Sioux and Kimball County, Nebraska

The Sioux County Project has potential revenue from two sources.  The first is through production from existing wells, the second is from the water injection/disposal project.

We have development of the project through the T-Rex #1.

Oil Well Development

•         We have a 100% WI and a 75% NRI in the well and key acreage of 240 acres.

•         We have sufficient acreage to drill two new wells in an up-dip direction structurally.

•         The original operator drilled and tested 24-30 BOPH from two different horizons; initial drilling damaged the formation, so production is only a fraction of what it tested at.

•         The well currently produces intermittently and a work over plan is being developed.

Water Injection - Disposal Project

•         Company has a 31.25% WI until payout, at which time the Company would get an additional 25% working interest for a total of 56.25%.

•         Water injection well application for permit was submitted and in early April 2015 it was approved for injection rates of 5,000 barrels of water per day, pending appeal.

•         Water injection well has been drilled and cased with 7 inch pipe.

•         Management believes the well is capable of disposing of up to 11,000 barrels of water per day.

We intend to continue to develop plans for the water disposal facility

Utah

Located adjacent to the Covenant Field in Sevier County, Utah, we have ownership in oil and gas leases which make up the Covenant Mondo Prospect, subject to a participating on a well by well basis.

We have a participation agreement in 3,995 gross acres located along the Central Utah overthrust belt, specifically the Jurassic Navajo Sandstone reservoir.  The Navajo Sandstone is 740 to 1700 feet thick and is overlaid by the Jurassic Twin Creek Limestone and underlaid by the Jurassic Kayenta Formation.

During the latter part of 2014, we drilled the first of two wells that resulted in a dry hole.  During the first part of 2015, we drilled a second well which was also a dry hole.

Further plans for the acreage are under review.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the exploration for oil and gas; accordingly, there is a high degree of competition for desirable properties. However, the staff at T-Rex is experienced and knowledgeable in the Rocky Mountains and can evaluate potential acquisitions and opportunities with greater efficiency.

Markets

The availability of a ready market for newly discovered oil and gas reserves will depend on numerous factors beyond our control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas is volatile and beyond our control.

Global Oil Supply

Currently, the produced global oil supply is outpacing oil demand which in part, has resulted in the steeply declining oil prices in late 2014 and early 2015.  These price trends are expected to continue in the near term as foreign producers, continue to increase production in response to declining prices.

Despite this, the industry continues to work on a production decline curve, and the industry continues to focus on trying to replace depleting reserves with more conventional and cost effective production techniques.

Effect of Changing Industry Conditions on Drilling Activity

Lower oil and gas prices have caused a decline in drilling activity in the U.S. recently. However, such reduced activity will normally result in a decline in drilling, lease acquisition and equipment costs, and an improvement in the terms under which drilling prospects are generally available. We cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on our ability to generate economic drilling prospects nor to raise the necessary funds with which to drill them.

Effect of Technology

Evolving scientific and technological developments in the last five years have not only provided access to previously unreachable and large reserves, but in many cases has made the production of such reserves highly profitable.  In addition these developments have taken previously shut in fields/wells and made them once again economically viable and in some cases, greatly so.

Government Regulations

Governmental Regulation and Environmental Consideration.

Oil and Gas:  The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls.  No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future.  Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

The above paragraphs only give a brief overview of potential state and federal regulations.  Because we have only acquired specific properties, and because of the wide range of activities in which we may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on us.

The Department of Energy

The Department of Energy Organization Act (Pub. L. No. 95-91) became effective October 1, 1977.  Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE).  The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation.  The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC's responsibility for natural gas regulation.

Crude Oil and Natural Gas Liquids Price and Allocation Regulation

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids.  Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation.  The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions.  As a result of this action, oil which may be sold by us will be sold at deregulated or free market prices.  At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations

Our production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas.  In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir.  Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Environmental Laws.

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control.  Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners.  We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment.  All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection.  Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

Title to Properties.

We are not the record owner of our interest in our properties and rely instead on contracts with the owner or operator of the property, pursuant to which, among other things, we have the right to have our interest placed of record.  As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us.  Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, we will conduct a title examination and attempt extremely significant defects before proceeding with operations or the acquisition of proved properties, as we may deem appropriate.

Our properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions.  Although we are not aware of any material title defects or disputes with respect to its undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

BACKLOG OF ORDERS.

We currently have no orders for sales at this time.

GOVERNMENT CONTRACTS.

We have no government contracts.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT.

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED.

As of March 31, 2015, T-Rex and its subsidiaries had 6 full-time employees.  Donald Walford, Jon Nicolaysen, and Alan Heim, officers and directors of T-Rex, have Employment Agreements with our subsidiary Terex Energy. Martin Gottlob, an officer and director of T-Rex has an Employment Agreement with the Company.  All officers of the Company work 40 hours a week.  All other employees are at will employees.

ITEM 1A.  RISK FACTORS

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to T-Rex's plans, strategies, objectives, expectations, intentions and adequacy of resources.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These factors include, among others, the following: our ability of to implement our business strategy; ability to obtain additional financing; T-Rex limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this filing or in other of T-Rex's filings with the Securities and Exchange Commission.  T-Rex is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS RELATED TO OUR COMPANY

Our business has an operating history of only two years after Bankruptcy emergence and is unproven and therefore risky.

We have only recently begun operations under the business plan discussed herein. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry.

We have a lack of revenue history and have a short history of operations.

We have only recently begun operations in the oil and gas industry.  During the year ended March 31, 2015, we recognized a net loss of $11,043,541 compared to $13,431 during the year ended March 31, 2014.  Though with our acquisition of Western Interior, during the first quarter of the fiscal year ended March 31, 2016, we have started to recognize revenues from operations, though these are not enough to support operations.

We are not profitable and the business effort is considered to be in an early stage of operations.  We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

We are not diversified and we will be dependent on only one business.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations.  Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

We can give no assurance of success or profitability to our investors.

There is no assurance that we will ever operate profitably.  There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We may have a shortage of working capital in the future which could jeopardize our ability to carry out our business plan.

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $10,000,000 in the next twelve months. Such funds are not currently committed.

If we find oil and gas reserves to exist on a prospect we will need substantial additional financing to fund the necessary exploration and development work.  Furthermore, if the results of that exploration and development work are successful, we will need substantial additional funds for continued development.  We will not receive proceeds from this offering to conduct such work and, therefore, we will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property.  There is no assurance that we will be successful in obtaining any financing.  These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties.

We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.

We have limited funds, and such funds may not be adequate to carry out the business plan in the oil and gas industry.  Our ultimate success depends upon our ability to raise additional capital.  We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us.  If not available, our operations will be limited to those that can be financed with our modest capital.

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

We have warrants and options issued and outstanding which are convertible into our common stock.  A conversion of such equity instruments could have a dilutive effect to existing shareholders.

At March 31, 2015, we have warrants issued and outstanding exercisable into 942,858 shares of our common stock at ranges from $0.10 to $3.50 per share and options issued and outstanding exercisable into 935,000 shares of common stock at $0.10 per share.  They are exercisable in whole or in part. The exercise of the warrants and/or options into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

We will depend upon management but we may at times have limited participation of management.

Our directors are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our  business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan.  Consultants may be employed on a part-time basis under a contract to be determined.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses.  Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities.  Each officer and director of our business may be engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors to our business will be up to 40 hours per week.  Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention.  Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.

We have agreed to indemnification of officers and directors as is provided by Colorado Statute.

Colorado Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf.  We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.  This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our directors' liability to us and shareholders is limited

Colorado Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances.  Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case.  This provision does not affect the liability of any director under federal or applicable state securities laws.

RISK FACTORS RELATING TO OUR BUSINESS

Our business, the oil and gas business has numerous risks which could render us unsuccessful.

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred.  There is no assurance we will find or produce oil or gas from any of the wells we have acquired or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable.

We have substantial competitors who have an advantage over us in resources and management.

We are and will continue to be an insignificant participant in the oil and gas business.  Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying and developing or exploring suitable prospects.   Competitor's resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our business plan.

We will be subject to all of the market forces in the energy business, many of which could pose a significant risk to our operations.

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control.  These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors.  Current economic and market conditions have created dramatic fluctuations in oil prices.  Any significant decrease in the market prices of oil and gas could materially affect our profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells.  In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas.  There may, on occasion, be an oversupply of gas in the marketplace or in pipelines; the extent and duration may affect prices adversely.  Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers.  (See "Our Business and Competition, Markets, Regulation and Taxation.")

We believe investors should consider certain negative aspects of our operations.

Dry Holes: We may expend substantial funds acquiring and potentially participating in exploring properties which we later determine not to be productive.  All funds so expended will be a total loss to us.

Technical Assistance:  We will find it necessary to employ technical assistance in the operation of our business.  As of the date of this Prospectus, we have not contracted for any technical assistance.  When we need it such assistance is likely to be available at compensation levels we would be able to pay.

Uncertainty of Title:  We will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase.  The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application.

Government Regulations:  The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on our operations.  Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop our prospects.

Nature of our Business:  Our business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses.  In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

General Economic and Other Conditions:  Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

Our business is subject to significant weather interruptions.

Our activities may be subject to periodic interruptions due to weather conditions.  Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. The Company's current estimates of reserves could change, potentially in material amounts, in the future, in particular due to the recent significant decline in commodity prices.

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses, and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and present value of our reserves. See Part I, Item 2 for information about our estimated crude oil and natural gas reserves, PV-10, and Standardized Measure of discounted future net cash flows as of May 31, 2015.

In order to prepare reserve estimates, we must project production rates and the amount and timing of development expenditures. Our booked proved undeveloped reserves must be developed within five years from the date of initial booking under SEC reserve rules. Changes in the timing of development plans that impact our ability to develop such reserves in the required time frame could result in fluctuations in reserves between periods as reserves booked in one period may need to be removed in a subsequent period.

We must also analyze available geological, geophysical, production and engineering data in preparing reserve estimates. The extent, quality and reliability of this data can vary with the uncertainty of decline curves and the ability to model heterogeneity of the porosity, permeability and pressure relationships in unconventional resources. The process also requires economic assumptions, based on historical data but projected into the future, about matters such as crude oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

The prices used in calculating our estimated proved reserves are, in accordance with SEC requirements, calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12 months. Commodity prices declined significantly in the fourth quarter of calendar year 2014 and the first quarter of calendar year 2015 and if such prices do not increase significantly, our future calculations of estimated proved reserves will be based on lower commodity prices which could result in our having to remove non-economic reserves from our proved reserves in future periods.

Actual future production, crude oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable crude oil and natural gas reserves will vary and could vary significantly from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reserves, which in turn could have an adverse effect on the value of our assets. In addition, we may adjust estimates of proved reserves, potentially in material amounts, to reflect production history, results of exploration and development, prevailing crude oil and natural gas prices and other factors, many of which are beyond our control.

 The present value of future net revenues from our proved reserves will not necessarily be the same as the current market value of our estimated crude oil and natural gas reserves and, in particular, may be reduced due to the recent significant decline in commodity prices.

You should not assume the present value of future net revenues from our proved reserves is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC rules, we base the estimated discounted future net revenues from proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months. Actual future prices may be materially higher or lower than the SEC pricing used in the calculations. Actual future net revenues from crude oil and natural gas properties will be affected by factors such as:

-           the actual prices we receive for sales of crude oil and natural gas;

-           the actual cost and timing of development and production expenditures;

-           the timing and amount of actual production; and

-           changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of crude oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net revenues may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the crude oil and natural gas industry in general.

We may be required to write down the carrying values of our crude oil and natural gas properties if crude oil prices remain at their current levels or decline further.

Accounting rules require that we periodically review the carrying values of our crude oil and natural gas properties for possible impairment. Based on specific market factors, prices, and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying values of our crude oil and natural gas properties. A write-down results in a non-cash charge to earnings. We have incurred impairment charges in the past and may incur additional impairment charges in the future, particularly if crude oil prices remain at their currently low levels or decline further, which could have a material adverse effect on our results of operations for the periods in which such charges are taken

We are subject to significant operating hazards and uninsured risk in the energy industry.

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury.  We will maintain general liability insurance but we have not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense.  Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially adversely affected.

We are subject to Federal Income Tax laws and changes therein which could adversely impact us.

Federal income tax laws are of particular significance to the oil and gas industry in which we engage.  Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend.  Congress is continually considering proposals with respect to Federal income taxation which could have a material adverse effect on our future operations and on our ability to obtain risk capital which our industry has traditionally attracted from taxpayers in high tax brackets.

We are subject to substantial government regulation in the energy industry which could adversely impact us.

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste.  There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect our earnings potential and cause material changes in the in our  proposed business.  We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us.  Such regulations may have a significant affect on our operating results.

RISK FACTORS RELATED TO OUR STOCK

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a "penny stock" company.  Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000, excluding the primary residence, or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks".  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities.  The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We will pay no foreseeable dividends in the future.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

Our investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our shareholders purchasing in this Offering as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

At March 31, 2015, we have warrants issued and outstanding exercisable into 942,858 shares of our common stock at ranges from $0.10 to $3.50 per share.  In addition, we have options exercisable into 935,000 shares of our common stock at a price of $0.10 per share.  The warrants and options are exercisable in whole or in part.  The exercise of the warrants and/or options into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

Rule 144 sales in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six month.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Because of the limited trading market for our common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our Securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay.  Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

  Variations in our quarterly operating results;
  Loss of a key relationship or failure to complete significant transactions;
  Additions or departures of key personnel; and
  Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.  In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock.  If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Any new potential investors will suffer a disproportionate risk and there will be immediate dilution of existing investor's investments.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to shares will pay for their stock holdings or at which future purchasers in the market may pay.  Therefore, any new potential investors will bear most of the risk of loss.

Our business is highly speculative and the investment is therefore risky.

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor.  Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

REAL ESTATE.

None.

PATENTS AND PATENT APPLICATIONS.

None.

OIL AND GAS PROPERTIES.

Our oil and natural gas properties are located in the states of Wyoming, Nebraska and Utah.

Title to Properties

As is customary in the oil and natural gas industry, we generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination will usually be conducted and any significant defects will be remedied before proceeding with operations. We believe the title to our leasehold properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. With respect to our properties of which we are not the record owner, we rely instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

Summary of Oil and Natural Gas Reserves

The following disclosures for the fiscal year ended March 31, 2015 includes only those reserves attributable to those located in Fremont, Hot Springs and Park Counties in Wyoming, which are part of the Western Interior acquisition.

Any reserves attributable to our Nebraska, Burke Ranch, Wyoming, Cole Creek, Wyoming and certain undeveloped properties at Western Interior and the Mondo, Utah project were not considered in the reserve report, as all properties are undeveloped at this time.

Reserves

The following table sets forth our estimated net proved reserves as of March 31, 2015, based on the Reserve Report dated June 3, 2015.  All such reserves are attributable to those located in Fremont, Hot Springs and Park Counties in Wyoming, which are part of the Western Interior acquisition, these include the Baird, Meeteetse, Rawhide and Kirby Draw Southfield projects.

	Oil Reserves (MBbls)
	2015
Estimated Proved Reserves Data:	Gross (100%)	Net
Proved developed proving (PDP)	240.2	89.0
Proved developed non-producing (PDNP)	0.0	0.0
Total Developed	240.2	89.0

Proved undeveloped reserves (PUD)	451.0	372.1
Total Proved Reserves	691.2	461.1

Probable	1,128.5	720.9

Possible	910.2	592.5

Proved developed oil reserves are reserves that can be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped oil reserves are reserves on undrilled acreage are limited to those directly offsetting development spacing and in areas that are reasonably certainty of economic productivity at greater distances.

Probable oil reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves are likely as not to be recovered.

Possible oil reserves are those additional reserves that are less certain to be recovered that probable reserves.

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price and production cost changes and other factors. See "- Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process."

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Steven M. Jenkins and Mr. Shane M. Howell.  Mr. Jenkins, a Licensed Professional Engineer in the State of Texas (No. 118072), has been practicing consulting petroleum engineering at NSAI since 2013 and has over 16 years of prior industry experience.  He graduated from Montana Tech of the University of Montana in 1996 with a Bachelor of Science Degree in Geophysical Engineering and from The Pennsylvania State University in 2003 with a Master of Science Degree in Community and Economic Development.  Mr. Howell, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276), has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience.  He graduated from San Diego State University in 1997 with a Bachelor of Science Degree in Geological Sciences and in 1998 with a Master of Science Degree in Geological Sciences.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

Mr. Martin Gottlob, the Company's Vice President of Geology, is primarily responsible for the determination of and the presentation of the reserves presented by the Company.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our internal staff of geoscience professionals who work closely with our independent petroleum engineer to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process.  We review with them our properties and discuss methods and assumptions used in their preparation of our fiscal year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of each of the NSAI reserve report is reviewed with representatives of NSAI and our internal technical staff before we disseminate any of the information. Additionally, our senior management reviews and approves the final reserve report and any significant internally estimated changes to our proved reserves on an annual basis.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm's collection of all required geologic, geophysical, engineering and economic data, and such firm's complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See "Note 13 - Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)" to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term "reasonable certainty" implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, NSAI employs technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, seismic data and well test data.

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

During the fiscal years ended March 31, 2015 and 2014, we did not have any production of or sales of oil or natural gas.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of March 31, 2015 and 2014:

	2015				2014
	Developed Acres		Undeveloped Acres		Developed Acres		Undeveloped Acres
	Gross(1)	Net (2)	Gross	Net	Gross	Net	Gross	Net
Wyoming
Big Horn Basin	4,677	3,728	530	180	-	-	-	-
Wind River Basin	303	26	4,390	439	-	-	-	-
South Central	-	-	5,995	4,3450	-	-	-	-
Cole Creek	-	-	4,000	2,039	-	-	-	-
Burke Ranch	-	-	4,837	4,837	-	-	-	-
Nebraska
Sioux County	80	80	160	160	-	-	-	-
Kimball County	40	26	-	-	-	-	-	-
Utah
Covenant Mondo	-	-	3,995	559	-	-	-	-
Total	5,100	3,860	23,907	12,563	-	-	-	-

(1)     "Gross" means the total number of acres in which we have a working interest.

(2)     "Net" means the sum of the fractional working interests that we own in gross acres.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of March 31, 2015 and 2014:

	2015				2014
	Oil Wells		Natural Gas Wells		Oil Wells		Natural Gas Wells
	Gross(1)	Net(2)	Gross	Net	Gross	Net	Gross	Net
Wyoming
Big Horn Basin	6	6	-	-	-	-	-	-
Wind River Basin	5	0.39	-	-	-	-	-	-
South Central	-	-	-	-	-	-	-	-
Cole Creek	-	-	-	-	-	-	-	-
Burke Ranch	4	4	-	-	-	-	-	-
Nebraska			-	-	-	-	-	-
Sioux County	1	1	-	-	-	-	-	-
Kimball County	1.65		-	-	-	-	-	-
Utah			-	-	-	-	-	-
Covenant Mondo	-	-	-	-	-	-	-	-
Total	17	12.04	-	-	-	-	-	-

(1)     "Gross" means the total number of wells in which we have a working interest.

(2)     "Net" means the sum of the fractional working interest that we own in gross wells.

(3)     The Company has done minimal rework on the 27 oil wells and as it begins a more intensive rework effort it may discover that some of these well may need to be plugged or abandoned.

(4)     Cisco Springs - The Company has done minimal rework on the 7 gas wells and as it begins a more intensive rework effort, it may discover that some of these well may need to be plugged or abandoned.

Drilling Activity

The Company's operational activities are focused on re-work of existing wells for production purposes.

During the year ended March 31, 2015, the Company recognized $1,360,119 in exploration expenses to drill two wells in the Covenant Mondo project.  Both wells were dry holes.

At March 31, 2015, the Company had no wells being drilled.

ITEM 3.  LEGAL PROCEEDINGS

T-Rex anticipates that it (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4.  MINING AND SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB and has been traded under the symbol "RNCH" since October 28, 2009. As a result of our name change in October 2014, our trading symbol was changed to "TRXO" on November 25, 2014.

On October 8, 2014, an amendment to the Articles of Incorporation was filed in order to authorize a reverse split of the common stock, issued and outstanding, on a one (1) new share for three hundred fifty (350) old shares basis, with fractional shares being redeemed in cash. FINRA approved the amendment, effective October 29, 2014.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock as reported by the OTCQB for our fiscal years ending March 31, 2015 and 2014. In considering this information, it is important to note that the historical prices for the fiscal year ended March 31, 2015 and those for the periods prior to October 29, 2014 have been adjusted to reflect the reverse split.

These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	HIGH	LOW
Fiscal Year 2015
Quarter Ended:
June 30, 2014	$ 3.98	$ 1.57
September 30, 2014	$ 5.20	$ 2.13
December 31, 2014	$ 6.40	$ 2.05
March 31, 2015	$ 3.50	$ 1.54

Fiscal Year 2014
Quarter Ended:
June 30, 2013	$ 8.75	$ 3.50
September 30, 2013	$ 5.39	$ 2.975
December 31, 2013	$ 5.75	$ 2.975
March 31, 2014	$ 11.025	$ 5.60

Holders

There are approximately 468 holders of record of T-Rex's common stock as of March 31, 2015.

Dividend Policy

Holders of the Company's common stock are entitled to receive such dividends as may be declared by T-Rex's board of directors.  The Company has not declared or paid any dividends on T-Rex's common shares and it does not plan on declaring any dividends in the near future.  The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2014, we did not issue any shares of our common stock.

During the fiscal year ended March 31, 2015, we made the following sales of our unregistered shares.  The numbers below have been adjusted for the 1 for 350 share reverse split of October 2014.

DATE OF	TITLE OF	NO. OF

CLASS OF

SALE	SECURITIES	SHARES	CONSIDERATION

PURCHASER

October 2014	Common Shares	371,003	$2,195,700

Terex Energy Corporation (1)

October 2014	Common Shares	81,692	Recapitalization

Shareholders

December 2014	Common Shares	7,385,700	Shares of Terex Energy Corporation

Shareholders of Terex Energy Corporation

March 2015	Common Shares	7,465,168	Shares of Western Interior Oil & Gas Corporation

Shareholders of Western Interior Oil & Gas Corporation

(1)     In December 2014, as part of the acquisition of Terex by T-Rex, the 2,195,700 shares issued to and held by Terex were returned to T-Rex and cancelled.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act").  All of the  individuals  and/or  entities  that purchased the unregistered securities were either primarily existing shareholders,  sophisticated shareholders of the acquirees, Terex and Western Interior, consultants or sophisticated investors known  to  the  Company  and  its  management,   through  pre-existing  business relationships.   All purchasers  were  provided  access  to  all  material  information,  which  they requested,  and all  information  necessary to verify such  information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements  representing  such securities that were issued contained  restrictive legends,  prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first  registered  or  otherwise  exempt from  registration  in any further resale or disposition.

Issuer Purchases of Equity Securities

T-Rex did not repurchase any shares of its common stock during the years ended March 31, 2015 and 2014.

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

The independent registered public accounting firm's report on the Company's financial statements as of March 31, 2015, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

We are an energy company, focused on the acquisition, exploration, development and production of oil and natural gas.  We have acquired oil and natural gas properties located in the western United States, mainly in the Rocky Mountain region. Our goal is to drill and produce oil and gas cost effectively, by concentrating our efforts in proven oil rich areas where we have in-house geologic and operating experience.

Prior to August 2014, we had minimal operations that were focused mainly on administrative activities, the identification of potential oil and gas prospects, and one prospect participation in Colorado that was rescinded in June 2014.

Our approach is to acquire Proven Developed Producing properties that are also de-risk.   The ideal candidate will also include Proven Undeveloped well sites, which should supply upside development potential, ("running room.")  Specifically, properties that have the advantage of having established producing oil and/or natural gas wells that have drillable offset locations and have wells that may be shut-in but are candidates for re-working or re-completion, are high priority acquisition targets.

Our acquisition strategy also takes older wells that are shut in or have lower production results and applies new and existing technologies to work-over and/or recomplete so as to increase production and ultimate recovery.  Technologies to be deployed include 3-D seismic imaging to target undeveloped areas of the reservoir that contain remaining primary reserves; horizontal drilling to increase recoveries; as well as secondary and tertiary recovery methods to increase ultimate produced reserves.

On December 22, 2014, we entered into the Exchange Agreements with the Terex shareholders for 100% of the shares of Terex. Pursuant to the Exchange Agreements, we agreed to issue 7,385,700 shares of our restricted common stock for 100% of the issued and outstanding common stock of Terex. The shares are to be exchanged on a one for one basis. As a result, Terex became a wholly-owned subsidiary of the Company, as previously discussed in Item 1 of this Filing.  As a result of our acquisition of Terex, we acquired oil and gas properties and projects in Wyoming, Nebraska and Utah.

In line with that strategy on March 28, 2015 we closed on the acquisition of Western Interior, as our wholly-owned subsidiary.  Western Interior has producing and developmental oil and gas properties in southwest central Wyoming.

During the remainder of 2015, management intends to focus efforts on not only the exploration of existing properties, but also additional acquisitions to grow production.

Financing Efforts

On April 26, 2015, we entered into a Subscription Agreement for the purchase of shares of its restricted common stock pursuant to Regulation S.  As of June 30, 2015, we have received $800,000 in funds and are obligated to issue 372,094 shares of its restricted common stock.  The Company intends to use such funds to support ongoing operations.

We will require substantial additional capital to support our existing and proposed future operations.  We have only during the second calendar quarter of 2015, started realizing reoccurring and consistent revenue, although insufficient to fully support current operations.  We have no committed source for any additional funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future prospect acquisitions or other participation activities will be made on a case-by-case basis.  We may, in any particular case, decide to participate or decline participation.  If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing.  If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

RESULTS OF OPERATIONS

For the Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

During the years ended March 31, 2015 and 2014, the Company did not recognize any revenues from its oil and gas operations.  The Company as a result of the Western Interior acquisition, has begun to recognize revenues during the first quarter of the fiscal year ended March 31, 2016 and intends to grow revenue through its acquisition strategy.

During the year ended March 31, 2015, the Company recognized total operating expenses of $11,043,602 compared to $13,431 during the year ended March 31, 2014.  The increase of $11,030,171 was primarily a result of increased operational activity resulting from our acquisition of Terex in December 2014. The primary component of operating expenses was the $7,814,365 asset  impairment which included the impairment of goodwill in the amount of $7,780,336 as part of the Western Interior acquisition. This is a one time charge.  In addition, we incurred exploration expense of $1,444,742 that included the costs in the amount of $1,360,119 for the drilling of two dry wells in Utah. During the year ended March 31, 2015, we incurred general and administrative expenses of $1,744,263, consisting of $969,707 in equity based compensation.

During the years ended March 31, 2015 and 2014, we recognized net losses of $11,043,541 and $13,431, respectively.  The increase of $11,030,110 was a result of the increases in operational expenses discussed above.

LIQUIDITY

At March 31, 2015, we had total current assets of $769,140, consisting of $636,542 in cash and cash equivalents, $35,660 in accounts receivable, a $50,000 loan to an affiliate and $46,938 in prepaid expenses.  At March 31, 2015, we had total current liabilities of $2,759,243, consisting of $660,901 in accounts payable and accrued liabilities, $163,389 in current asset retirement obligations and $1,934,953 in notes payables.  At March 31, 2015, we had a working capital deficit of $1,990,103.

During the year ended March 31, 2015, we used $884,951 in operations.  During the year ended March 31, 2015, we incurred a net loss of $11,043,541 that was reconciled for non-cash items consisting of $10,143 in depreciation and amortization, a $1,360,119 dry hole expenses and a $7,814,365 impairment charge and equity based compensation of $969,707.

During the year ended March 31, 2015, we used $9,590 in operations.  During the year ended March 31, 2014, we recognized a net loss of $13,431, which was reconciled for non-cash items consisting of $3,710 in equity based compensation.

During the year ended March 31, 2015, we used $851,825 in investing activities compared to nil during the year ended March 31, 2014.  During the year ended March 31, 2015, we expended $1,817,527 in additions to oil and gas properties and $42,510 in additions to non-oil and gas properties.  As part of the acquisitions of Terex and Western Interior, we received cash of $966,027 and $103,771, respectively.  We used $11,586 to make additions to other assets.

During the year ended March 31, 2015, we received $2,207,603 from our financing activities compared to $175,305 during the year ended March 31, 2014.

At March 31, 2015, in connection with the Western Interior acquisition we assumed five promissory notes in the amount of $1,770,047 as part of agreements relative to the repurchase of 33,085 shares of Western Interior common stock owned by dissident shareholders and these notes are collateralized by certain oil and properties of Western Interior.

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit was to mature in May 2015, but has been extended. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $144,275 at March 31, 2015.

Installment Notes

The Company in November 2014, borrowed $17,228 from unrelated parties to finance their insurance policies. The unsecured notes are repaid at $2,797 per month including interest at the rate of 5.81% per annum. The Company owes $20,630 at March 31, 2015.

During the year ended March 31, 2015, we sold 20,000 shares of its restricted common stock as part of a private placement for $50,000 in cash or $2.50 per share.

During the year ended March 31, 2015, prior to our acquisition of Terex, shareholders of Terex as part of a private placement contributed cash in the amount of $2,195,700 in exchange for 2,195,700 shares of Terex common stock valued at $1.00 per share. In addition, shareholders of Terex contributed services that were expensed at $950,000 in exchange for 950,000 shares of Terex.

Short Term.

On a short-term basis, we have not generated revenues sufficient to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

Capital Resources

The Company has only common stock as its capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet its cash needs.  The Company will have to seek loans or equity placements to cover such cash needs.  Once exploration commences, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company's management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company's expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future energy operations.  We have insufficient revenues to cover our corporate costs.  The Company has no committed source for any funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sufficient sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis.  The Company may, in any particular case, decide to participate or decline participation.  If participating, we may pay the proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing.  If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Critical Accounting Policies

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities.  Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves.  Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred.  Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.  The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate.  A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $10,003,625 and $0 at March 31, 2015 and 2014, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value.  When impairment occurs, a loss is recognized.  When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended March 31, 2015 and 2014, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained.  A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property.  A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $8,187,991 and $19,564 at March 31, 2015 and 2014, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities.  Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties.  At March 31, 2015 and 2014, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the years ended March 31, 2015 and 2014, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. There was no impairment to proved properties for the years ended March 31, 2015 and 2014.

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

Revenue Recognition

The Company had no revenue from operations during the years ended March 31, 2015 and 2014, respectively.

Business Combination

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair values at the date of acquisition. The guidance further provides that acquisition costs will generally be expenses as incurred and changes in deferred tax asset valuations and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether ass acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment.  This impairment test is calculated at the reporting unit level.  The goodwill impairment test has two steps.  The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary.  If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount.  If the implied goodwill is less than the carrying amount, a write-down is recorded.  Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred.  See Note 3 - Fair Value Measurement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations do not employ financial instruments or derivatives which are market sensitive.  Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts.  Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss.   The Company's cash holdings do not generate interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of T-Rex Energy, Inc. for the years ended March 31, 2015 and 2013 for the, appear as pages 50 through 75 at the end of the document.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

Management, consisting of the Company's Chief Executive Officer and Chief Financial Officer (the same individual) after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2015 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, as discussed further below.

T-Rex's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

(1)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

(2)     provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of T-Rex's management and directors; and

(3)     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on T-Rex's financial statements.

We have identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

(1)     The Company currently does not have, but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

(2)     Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transaction.  We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

(3)     As is the case with many companies of similar size, we currently a lack of segregation of duties in the accounting department.  Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

We have concluded that our internal controls over financial reporting were ineffective as of March 31, 2015, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as T-Rex Energy, Inc. directors or executive officers, including their ages as of March 31, 2015.

Name	Age	Position	Term

Donald Walford	69	Chairman and Chief Executive Officer	Annual
Martin Gottlob	64	Vice President of Geology and Director	Annual
Alan Heim	58	Vice President of Operations	Annual
Jon Nicolaysen	68	Executive Vice President and Director	Annual
Jeffrey Bennett	60	Director	Annual

Effective August 19, 2014, Messrs. Al "Sid" Overton and Mathijis van Houweninge resigned as directors of the Company.

The officers are elected by the board of directors at the first meeting after each annual meeting of the Company's shareholders and hold office until their successors are duly elected and qualified under T-Rex's bylaws.

The directors named above will serve until the next annual meeting of T-Rex's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

DONALD WALFORD, Age 68, Chairman and CEO

Mr. Walford has served as a Director and an Officer of several corporations among a variety of industries during the 46 years of his business experience. They have included oil and gas companies, real estate development and sales companies, medical research and clinical medical companies, as well as registered broker dealers.

He is a founder and has served the Chief Executive Officer and Director of Terex Energy Corporation, prior to its merger with T-Rex Oil, Inc., starting in February 2014.  In December 2014, he became the Chief Executive Officer and Chairman of T-Rex Oil, Inc.  From October 22, 2013 to January 28, 2014, he served as the Chairman and Chief Executive Officer of Three Forks, Inc.  From 2011 to March 2012, he served as a Vice President and Chief Executive Officer of Gulfstar Energy Corp. and from February 2012 through March 2012, a director of Gulfstar Energy Corp.  In recent years, he served as Founder, Chairman, CEO, and in various other capacities of Eveia Medical, Boulder County Paramedics.

He has been licensed as a broker/dealer in every state, as a principal in the NYSE and FINRA. He has been a principal licensed in commodities and in municipal bonds, and was an Allied Member of the NYSE. Mr. Walford has been a consultant to the US Department of Justice as well as an expert in three Federal Court Jurisdictions and in numerous arbitration matters. He has been a principal and or underwriter of securities in industries such as agri-business, electronics, engineering, consumer manufacturing, construction/home building and oil and gas. Mr. Walford has been principal or an underwriter of twelve oil and gas public companies.

He received a B.A. in Liberal Arts from Harpur College, State University of New York (fka Binghamton University) in 1967, where he was a full scholarship, N.Y.S. Regents Scholar.

Mr. Walford brings to the Board of Directors both his experience in the oil and gas industry, but also his knowledge and experience in funding smaller reporting companies.

MARTIN R. GOTTLOB, Age 64, Director and Vice President of Geology of T-Rex

Mr. Gottlob is an experienced Rocky Mountain States geologist, oil finder, driller, and operator of oil and gas wells.  Mr. Gottlob was appointed as the Vice President of Geology and a Director of T-Rex in August 2014, he has served in the same positions with Terex since February 2014.

He is the owner of Independence Oil II, LLC, where he has developed, drilled, completed and operated wells on behalf of clients.

Prior to working with Terex and from 2003, he was responsible for exploration and operations for Davis Oil Co. oil properties, where he has been responsible for most phases of multiple field discoveries in the D-J Basin, in Colorado, Wyoming, and Nebraska.

He has worked in similar capacities for Petrogulf, Minnoco, Decalta, Resource Technology and Mountain Minerals all in Colorado from 1979 to 2003.

He has a B.A. in Geology from the University of Colorado with an emphasis in petroleum exploration and sedimentary basin analysis, and a Master of Science from the Colorado School of Mines, in oil and gas operations research, and management science of oil and gas investment projects.

As a disclosure item, Mr. Gottlob, in 1999, was convicted of domestic violence felony in the state of Colorado.

Mr. Gottlob provides the Board of Directors with a perspective and experience in the operational and exploration aspects of the oil and gas industry.

ALLEN HEIM, Age 58, Director, Vice President of Operations

Mr. Heim has served as the Vice President of Operations and a director of Terex since February 2014.

Mr. Heim has devoted most of his 30 year career to a variety of oil field disciplines including leasing, dealing in working interests, drilling wells, fracking, and managing hands-on all phases of post drilling including completions and follow on operations through plug and abandon.

He is experienced in location construction of oil well properties, pumping and long term well ops as well as directional drilling and frac operations planning and execution.

Prior to working with T-Rex, he was retained by Davis Oil Co.  Prior to that he has worked with Bic Petroleum, Smith Oil, Petro West, Bolling Oil, Pease Oil and Gas, Pan Western Energy, Paladin Energy, Charterhall, Haines Oil Field Services, New Tech Energy, O'Brien Energy, Peterson Energy, Sunburst Inc., Markus Production, Lyco Energy and Wanda Madden Oil.

He is the owner of Allen's Pumping Service in Kimball, Nebraska.

JON NICOLAYSEN, Age 68, Director, Executive Vice President and Director

Mr. Nicolaysen was appointed an Executive Vice President in December, 2014.  Prior to that, he has served as the CEO and a Director of Rancher Energy Corporation (kna T-Rex Oil, Inc.) since September 2009.

Mr. Nicolaysen through his company, JK Minerals Inc., was a non-operating working interest owner, but by 1997 he had bought out the other working interest owners and as Operator, began a successful 2nd Frontier development program at Cole Creek in Wyoming.

In 2005, Slawson Exploration Inc. took over as operator and continued to develop the Frontier and Dakota formations. Eventually, Blue Tip Inc. purchased all of Slawson's and JK's interests in the Frontier and Dakota. In 2006, he purchased the majority working interest in the Shannon formation at Cole Creek through JK Minerals Inc. In 2004, he was part of a group that redeveloped the Big Muddy Field in Converse County, Wyoming. In 2007, these fields were sold to Rancher Energy (kna T-Rex Oil, Inc.) for $25 million.

In 2009, as a dissatisfied shareholder, he led a successful proxy fight for control of Rancher Energy (kna T-Rex Oil, Inc.) He led the company successfully through a long Chapter 11 bankruptcy process paying off all creditors in full.

Mr. Nicolaysen provides the board of directors with not only his experience with a public reporting company but also his experience in the oil and gas industry.

JEFFREY BENNETT, Age 60, Director

Mr. Bennett was appointed a Director of Rancher Energy Corporation (kna T-Rex Oil, Inc.) in September 2009 and helped lead the company through Chapter 11 bankruptcy.

Mr. Bennett has over 30 years of oilfield experience in operations and senior management. He currently is a co-owner of TCF Services, Inc., a consulting company located in Casper, Wyoming.

TCF Services provides consulting project engineering and supervision for drilling, completion, production and facilities in the Rocky Mountain operating area. Prior to consulting, he was Vice President-Operations for NQL Energy Services in Nisku, Alberta Canada with operational responsibility for offices in the United States, Canada and South America.

Mr. Bennett is a graduate of Western State College (now Western Colorado State University), and is a 25 year member of the Society of Petroleum Engineers.

Mr. Bennett provides the board of directors with his operational experience in the oil and gas industry.

WERNER G. BIBERACHER, Age 49, Director Appointee

As part of the acquisition of Western Interior, Mr. Biberacher is to be appointed to the Board of Directors of T-Rex.  At the time of this filing, the appointment has not been ratified by the Company's Board of Directors.

Mr. Biberacher is the President, PROMA Insurance Broker GmbH & Co. KG, President, FINANZINVEST Consulting GmbH.

Mr. Biberacher has 26 years of experience in the areas of insurance, capital investment and asset management consulting. He is responsible for the management of PROMA Versicherungsmakler GmbH & Co. KG serving over 60,000 clients in Germany. Mr. Biberacher is also in the management of several financial services and investment management companies including FINANZINVEST Consulting GmbH, a German banking license.

Mr. Biberacher is expected to provide the board of directors with experience in financing and investment industries.

Mr. Biberacher has been active in the oil and gas business in the Rocky Mountain region of the United States since 1999.  From 2014 through March 2015, he served as a director of Western Interior Oil & Gas Corp.

Mr. Biberacher received a Master degree in Finance from the IOFC in Berlin in 2003 and in 2006 became a Certified Pension Planner (CPP) also received from the IOFC in Berlin.  In addition, in 2006 he was a Lecturer at the University of Cooperative Education BW.  Since 2007, Mr. Biberacher has been a Certified Consultant of the Generations and Business (Academie Estate Planning Germany.)

Committees of the Board of Directors

The Company is managed under the direction of its board of directors.

                Executive Committee

                The Company does not have an executive committee, at this time.

    Audit Committee

                The Company does not have an audit committee at this time.

Conflicts of Interest - General.

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses.  Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.  While each officer and director of the Company's business is engaged in business activities outside of its business, the amount of time they devote to our business will be up to approximately 40 hours per week.

Conflicts of Interest - Corporate Opportunities

Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to T-Rex business opportunities which come to their attention.  The Company's officers and directors do, however, have a fiduciary duty of loyalty to T-

Rex to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2015 and 2014. The table sets forth this information for T-Rex Energy, Inc. including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (1)	Total ($)

Donald Walford, CEO & CFO (2)	2015	186,000	26,000	-	-	-	-	10,594	222,594
	2014	-	-	1,100	-	-	-	-	1,100

Martin Gottlob, VP of Geology (3)	2015	108,562	-	-	115	-	-	1,350	110,027
	2014	-	-	750	-	-	-	-	750

Alan Heim, VP of Operations (4)	2015	173,865	-	-	-	-	-	3,629	177,494
	2014	-	-	750	-	-	-	-	750

Jon Nicolaysen, Executive Vice President (5)	2015	127,500	-	750,000	-	-	-	106	877,606
	2014	120,000	-	-	1,231	-	-	6,000	127,231
	2013	120,000	-	-	-	-	-	6,000	126,000

(1)   All other compensation for the officers listed above consists of an auto allowance plus medical reimbursement.

(2)  During the fiscal year ended March 31, 2015, Mr. Walford received payment for his services as an officer from both T-Rex and Terex.  In February 2014, Mr. Walford was issued 1,100,000 shares of Terex valued at $0.001 per share for services.  As part of the T-Rex/Terex Acquisition these shares and option were exchanged for T-Rex shares and Options in December 2014.

(3)  Mr. Gottlob's salary is paid solely by Terex.  In February 2014, Mr. Gottlob was issued 750,000 shares of Terex which was valued at $0.001 for services.  In April 2014, Mr. Gottlob was issued an option exercisable for shares of Terex with an exercise price of $0.10 per share, which was expensed at $115.  As part of the T-Rex/Terex Acquisition these shares and option were exchanged for T-Rex shares and Options in December 2014.

(4)  Mr. Heim's salary is paid by Terex.

(5)  Mr. Nicolaysen served as the CEO of T-Rex till December 2014, at which time he was appointed a Executive Vice President.  In December 2013, was granted fully-vested options to purchase 7,412 shares of the Company's common stock with an exercise price of $3.50 per share.  In August 2014 such option was canceled.  In August 2014, he was issued 750,000 shares of restricted common stock for his services, these shares were valued at $1.00 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive and Financial Officer and the Company's most highly compensated executive officers for the fiscal year ended March 31, 2015 (the "Named Executive Officers"):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)

Donald	-	-	-	-	-	-	-	-	-
Walford

Martin Gottlob	100,000	0	0	$1.00	4/2017	-	-	-	-
VP of
Geology

2013 Stock Incentive Plan

Effective March 29, 2013, the Company's 2013 Stock Option and Award Plan (the "2013 Stock Incentive Plan") was approved by its board of directors. Under the 2013 Stock Incentive Plan, the board of directors may grant options or rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the board of directors, except that the term of the options shall not exceed ten years. A total of 12 million shares of our common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2015 and 2014, no options were granted, expired or exercised under the 2013 Stock Incentive Plan. At March 31, 2015, no options were issued and outstanding under the 2013 Stock Incentive Plan.

2014 Stock Incentive Plan

Effective October 1, 2014, Terex's 2014 Stock Option and Award Plan (the "2014 Stock Incentive Plan") was approved by its board of directors. As part of the acquisition of Terex, by T-Rex, the 2014 Stock Option Plan has be renamed the T-Rex 2014 Stock Option and Award Plan.

Under the 2014 Stock Incentive Plan, the board of directors may grant options or rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the board of directors, except that the term of the options shall not exceed ten years. A total of 2 million shares of our common stock are subject to the 2014 Stock Incentive Plan. The shares issued for the 2014 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended March 31, 2015, there were 35,000 options were granted,  under the 2014 Stock Incentive Plan and no options expired or were exercised.. At March 31, 2015, there were 35,000 options issued and outstanding under the 2014 Stock Incentive Plan.

EMPLOYMENT AGREEMENTS WITH OFFICERS AND DIRECTORS

 OF T-REX AND TEREX ENERGY

Messrs.  Donald Walford, Alan Heim and Jon Nicolaysen have entered into Employment Agreements with our subsidiary, Terex Energy.  Mr. Martin Gottlob has entered into an Employment Agreement with T-Rex.

All of our officers and/or directors will continue to be active in other companies.  All officers and directors have retained the right to conduct their own independent business interests.

Donald  Walford Employment Agreement with Terex

In August 2014, Mr. Walford entered into an Employment Agreement with Terex Energy for his services as its Chief Executive Officer, President and Director.  The Employment Agreement has a term of 3 years and provides for an annual compensation of $204,000 and a monthly car allowance of $600.  Mr. Walford is eligible for annual bonuses as to be determined by our board of directors.

Alan Heim Employment Agreement with Terex

In November 2014, Mr. Heim entered into an Employment Agreement with Terex Energy for his services as its Vice President of Operations and Director.  The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000.  Mr. Heim is eligible for an annual bonus as to be determined by the board of directors.

Jon Nicolaysen Employment Agreement with Terex

In November 2014, Mr. Nicolaysen entered into an Employment Agreement with Terex Energy for his services as its Vice President of Geology and Director.  The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000.  Mr. Heim is eligible for an annual bonus as to be determined by the board of directors.

Martin Gottlob Employment Agreement with T-Rex

In January 2015, Mr. Gottlob entered into an Employment Agreement with T-Rex for his services as its Vice President of Operations and Director.  The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000.  Mr. Heim is eligible for an annual bonus as to be determined by the board of directors.

General Terms of All Employment Agreements

      Termination for Cause

All Employment Agreements provide for termination for cause.  Cause be defined as:

-          Conviction of a felony, crime or moral turpitude or commission of an act of embezzlement or fraud against the Company and/or its subsidiaries;

-           Deliberate dishonesty resulting in damages to the Company; and

-           Dereliction of duty.

If terminated for cause, the employee is not entitled to any bonus for the period preceding the termination or nor any benefits there under.

      Termination At Will

All Employment Agreements provide for termination at will by the Company with 60 days written notice.  As part of any such termination, the Company is required to repurchase 50% of the shares held by the employee up to 1,000,000 shares at a price equal to 90% of the average trading price over the 60 days preceding the notice.  Such repurchase shall happen within 30 days of the notice.

Change In Control

In the event of a change in control, the Employment Agreement is treated the same as if the Employment Agreement was terminated without cause.  If the Employment Agreement is terminated for a Change of Control, that severance payments are payable on the 15th day after the Company gives notice of the termination.  Such severance pay will consist of:

-                       Full salary through termination specified in the termination notice.

-                      An amount equal to the amount of salary and benefits equal to a 6 month period.

-                      Full vestment of any outstanding stock and/or option grants.

 As a result of the acquisition of Terex by T-Rex, the Change in Control clause in Messrs. Walford, Heim and Nicolaysen's employment agreements was activated.  All have agreed to waive such clause as it pertains to the change of control event of Terex by T-Rex.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests.  Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest.  To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests.  Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us.  Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

DIRECTOR COMPENSATION

All of the Company's officers and/or directors will continue to be active in other companies.  All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the fiscal year ended March 31, 2015:

DIRECTORS' COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Donald	212,000	-	-	-	-	10,594	222,594
Walford(1)

Martin	108,592	-	115	-	-	1,350	110,027
Gottlob (1)

Jon	127,500	750,000	-	-	-	106	177,494
Nicolaysen (1)

Jeffrey	$22,850	-	47,006	-	-	-	69,856
Bennett(2)

(1)     Mr. Walford's, Gottlob's and Nicolaysen's, compensation as discussed in the table above and in this footnote were paid for their services as officers of the Company as discussed in the Executive Compensation table.

(2)     In August 2014, Mr. Bennett was issued a warrant exercisable for 14,286 shares of common stock of T-Rex and was valued at $47,006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of T-Rex's outstanding common stock by:

•                     each person who is known by T-Rex to be the beneficial owner of five percent (5%) or more of T-Rex common stock;

•                     T-Rex chief financial officer, its other executive officers, and each director as identified in the "Management - Executive Compensation" section; and

•                     all of the Company's directors and executive officers as a group.

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

The information below is based on the number of shares of T-Rex's common stock that we believe was beneficially owned by each person or entity as of June 1, 2015.

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Owner Common Stock	Warrants and/or Options	Percent of Common Stock Issued and Outstanding (1)
Donald Walford, Chief Executive Officer	1,080,000	-	7.06%
& Chairman

Martin Gottlob, VP of Geology & Director (2)	750,000	100,000	4.9%

Jon Nicolaysen, Executive VP & Director	1,050,000	-	6.86%

Jeffrey Bennett, Director (3)	-	14,285	-0-%

Schwaben Kapital GmbH	1,480,152	-	9.6%

Eckhardt Huber-Flotho (4)	1,849,698	-	12.09%

RMI GmbH (5)	1,983,256	-	12.96%

Rainer Mayerhofer (5)	431,505	-	2.82%

All Directors and Executive Officers as
a Group (4 persons)	2,888,000	114,285	18.88%

 *The Address for the above individuals and entities is c/o T-Rex Oil, Inc., 520 S. Zang Street, Suite 250, Broomfield, Colorado 80021.

(1)  Based upon 15,295,025 shares of issued and outstanding common stock at June 1, 2015.

(2)  Mr. Gottlob holds an option exercisable for 100,000 shares of common stock with an exercise price of $0.10 per share and a term of 3 years.  The option is fully vested.

(3)  Mr. Bennett holds a warrant exercisable for 14,285 shares of common stock with an exercise price of $3.50 per share and a term of 3 years.  The option is fully vested.

(4)  Mr. Huber-Flotho holds 1,361,457 shares directly and 488,241 shares indirectly through his wife.

(5)  Mr. Mayerhoffer is the controlling officer of RMI GmbH and as such holds voting control of the 1,983,256 shares held by RMI GmbH.  He holds 431,505 shares of stock directly.  He has voting control over a total of 2,429,754 shares of stock or 15.78%.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the stock transactions discussed below, the Company has not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Employment Agreements with Officers and Directors

Donald  Walford Employment Agreement with Terex

In August 2014, Mr. Walford entered into an Employment Agreement with Terex Energy for his services as its Chief Executive Officer, President and Director.  The Employment Agreement has a term of 3 years and provides for an annual compensation of $204,000 and a monthly car allowance of $600.  Mr. Walford is eligible for annual bonuses as to be determined by our board of directors.

Alan Heim Employment Agreement with Terex

In November 2014, Mr. Heim entered into an Employment Agreement with Terex Energy for his services as its Vice President of Operations and Director.  The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000.  Mr. Heim is eligible for an annual bonus as to be determined by the board of directors.

Jon Nicolaysen Employment Agreement with Terex

In November 2014, Mr. Nicolaysen entered into an Employment Agreement with Terex Energy for his services as its Vice President of Geology and Director.  The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000.  Mr. Heim is eligible for an annual bonus as to be determined by the board of directors.

Martin Gottlob Employment Agreement with T-Rex

In January 2015, Mr. Gottlob entered into an Employment Agreement with T-Rex for his services as its Vice President of Operations and Director.  The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000.  Mr. Heim is eligible for an annual bonus as to be determined by the board of directors.

Equity Issuances to Officers and Directors

Year Ended March 31, 2015

In August 2014, Mr. Nicolaysen, an officer and director of Terex was issued 750,000 shares of the common stock of Terex with a value of $750,000.  Such shares were exchanged for shares of T-Rex as part of the acquisition of Terex by T-Rex.  In addition, Mr. Nicolaysen, a director and officer of T-Rex, returned to T-Rex an option exercisable for 7,142 shares of common stock.  T-Rex cancelled such option.

In August 2014, T-Rex issued warrants in the following amounts and terms to its then officers and directors as follows.  All amounts have been adjusted for the October 2014 reverse split.

Name	Number of Shares	Exercise Price	Term
Jeffrey Bennett	14,285	$3.50	3 years
Mathijs van Houweninge	14,285	$3.50	3 years
Al "Sid" Overton	14,285	$3.50	3 years

In April 2014, Mr. Gottlob was issued an option exercisable for 100,000 shares of Terex's common stock with an exercise price of $0.10 per share and a term of 3 years.  The option is fully vested and had a value of $115 at the time of issuance that was expensed.  As part of the acquisition of Terex by T-Rex, this option has been exchanged for an option exercisable for 100,000 shares of T-Rex.

Year Ended March 31, 2014

During the year ended March 31, 2014, Terex issued the following shares of its common stock to the following officers and directors for services that were valued in total at $2,600 and were expensed.  As part of the acquisition of Terex by T-Rex, these shares were exchanged for an equal number of shares of restricted common stock of T-Rex in December 2014.

Name	Number of Shares	Value of Shares at Issuance
Donald Walford	1,100,000	$1,100
Martin Gottlob	750,000	$750
Allen Heim	750,00	$750

Cole Creek, Wyoming Farmout Agreement

On September 30, 2014, Terex entered into a Farmout Agreement with Red Hawk Oil Exploration, Inc. ("Red Hawk.")  Mr. Jon Nicolaysen an officer and director of Terex and is also the president of Red Hawk.

The Farmout Agreement provides for Terex to drill two Shannon formation wells in an operating unit formation within 24 months.  Upon drilling of the first two wells, Terex has the option of drilling additional wells at locations of its choice.  Upon drilling and completion of the first two wells, Terex is entitled to an assignment of 100% of the interest held by Red Hawk.  In the event an earning well is capable of production in paying quantities, Terex will notify Red Hawk, where upon they have a right to elect to back in to an undivided 10% of the interest assigned to Terex.

Purchase of Sioux and Kimball County, Nebraska Properties

On September 20, 2014, Terex entered into a Purchase and Sale Agreement with Allen Heim, Pamela Heim and Marlin C. Heim (Pamela Heim is the wife of Allen  Heim. Allen Heim is an officer and director of Terex) to purchase certain oil and gas leases and a well bore in Sioux County, Nebraska, in exchange for certain consideration.  As part of the consideration, Mr. and Mrs. Heim received cash of $50,000 and  warrants to acquire 400,000 shares of Terex's common stock at $1.00 per share.  The warrant at the time of purchase was valued at $325,798.  However, since the Heims are considered related parties, the oil and gas leases and well bore were recorded at the historical costs of the Heims or $278,000. As part of the T-Rex - Terex acquisition, the warrant has been re-issued and is exercisable for shares of T-Rex.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Mr. Bennett is "independent" as such term is used under the rules and regulations of the Securities and Exchange Commission. Messrs. Walford, Nicolaysen and Gottlob as Officers of the Company are not considered to be "independent."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL.

BF Borger's CPA LLC ("Borgers") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining their independence.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2015 and 2014.  The fees paid in 2014 were paid and expensed by T-Rex Oil prior to the acquisition of Terex, and as a result do not show in the historical financial statements of the Company.

	Year Ended March 31,
	2015	2014
Audit Fees	$22,140	$32,940

Audit-related Fees	$0	$0

Tax Fees	$0	$2,500

All Other Fees	$0	$0

Total Fees	$22,140	$35,440

All audit work was performed by the auditors' full time employees.

Pre-approval Policies and Procedures

The Board of Directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are preapproved by the Board of Directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Board of Directors has considered the role of BF Borgers CPA PC in providing services to us for the fiscal years ended March 31, 2015 and 2014 and has concluded that such services are compatible with their independence as our auditors. The Board has considered the services rendered and fees billed to the date of this report by BF Borgers CPA PC, and are satisfied as to their services being rendered on a basis of independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

3.1	Amended and Restated Articles of Incorporation of Rancher Energy Corp	(1)
3.2	Certificate of Correction	(2)
3.3	Amended and Restated Bylaws of Rancher Energy Corp	(9)
3.4	Articles of Merger, by and between Rancher Energy Corp and T-Rex Oil, Inc.	(8)
3.5	Statement of Merger	(8)
3.6	Article of Incorporation of T-Rex Oil, Inc.	(8)
3.7	Articles of Incorporation of Terex Energy Corporation	Filed Herewith
3.8	Amendment to the Articles of Incorporation of Terex Energy Corporation, dated February 2007	Filed Herewith
3.9	Articles of Incorporation of Western Interior Oil & Gas Corporation	Field Herewith
3.10	Amendment to the Article of Incorporation of Western Interior Oil & Gas Corporation, dated April 2007	Filed Herewith
3.11	Amendment to the Articles of Incorporation of Western Interior Oil & Gas Corporation, dated May 2007	Filed Herewith
4.1	Form of Non-Qualified Stock Option Agreement	(4)
4.2	2014 T-Rex Oil, Inc. Stock Option and Award Plan	Filed Herewith
10.1	Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated September 30, 2013	(5)
10.2	Settlement Agreement and Mutual Release between Rancher Energy Corp. and PetroShare Corp. dated as of May 5, 2014	(6)
10.3	Securities Purchase Agreement by and between Rancher Energy Corp. and Terex Energy Corp as of August 19, 2014	(7)
10.4	Share Exchange Agreement between T-Rex Oil, Inc. and Western Interior Oil & Gas Corp & Its Shareholders dated February 25, 2015	(10)
10.5	Share Exchange Agreement between T-Rex Oil, Inc. and Terex Energy Corp as of December 22, 2014	Filed Herewith
23.1	Consent of Independent Petroleum Engineers and Geologists	Filed Herewith
31.1	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
		Filed Herewith
32.1	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
		Filed Herewith
99.1	Reserve Report, dated June 3, 2015	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith(12)
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith(12)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith(12)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith(12)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith(12)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith(12)

(1)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated April 3, 2007.

(2)Incorporated by reference from the exhibits included in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(3)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated December 28, 2006.

(4)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated December 3, 2013.

(5)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated October 9, 2013.

(6)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated May 6, 2014.

(7)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated August 21, 2014.

(8)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated October 31, 2014.

(9)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K/A dated October 29, 2014.

(10)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated February 24, 2015

(12)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

T-REX OIL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of T-Rex Oil, Inc.:

We have audited the accompanying balance sheets of T-Rex Oil, Inc. ("the Company") as of March 31, 2015 and 2014, and the related statement of operations, stockholders' equity (deficit) and cash flow for the years ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Rex Oil, Inc., as of  March 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B F Borgers CPA PC
Denver, CO
July 14, 2015

T-Rex Oil, Inc. and Subsidiaries
(Formerly Rancher Energy Corp)

	Consolidated
	Balance Sheet	Balance Sheet
	March 31,	March 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$636,542	$165,715
Accounts receivable, trade	35,660	-
Loan to affiliate	50,000	-
Prepaids	46,938	-
Total current assets	769,140	165,715

Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	10,003,625	-
Unproved	8,087,991	19,564
Other	396,355	-
Total property and equipment	18,487,971	19,564
Less accumulated depreciation, depletion, amortization and accretion	3,000,940	-
Net property and equipment	15,487,031	19,564

Other assets
Deposits and other assets	294,715	-
Total other assets	294,715	-

Total assets	$16,550,886	$185,279

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$660,901	$19,695
Asset retirement obligations, current	163,389	-
Notes payable	1,934,953	-
Total current liabilities	2,759,243	19,695

Long-term liabilities
Asset retirement obligations, net of current	295,905	-

Total liabilities	3,055,148	19,695

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value, 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, $0.001 par value, 275,000,000 shares authorized;
15,295,025 and 342,465 shares issued and outstanding at
March 31, 2015 and 2014, respectively	15,295	342
Additional paid in capital	24,537,415	178,673
Accumulated deficit	(11,056,972)	(13,431)
Stockholders' equity	13,495,738	165,584

Total liabilities and stockholders' equity	$16,550,886	$185,279
The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
(Formerly Rancher Energy Corp)

	Consolidated Statement of	Statement of Operations
	Operations for the Year Ended	For the Year Ended
	March 31, 2015	March 31, 2014
Operating expenses:
Lease operating expense	30,089	-
General and administrative expense	1,744,263	13,431
Exploration expense	1,444,742	-
Asset impairment	7,814,365	-
Depreciation and amortization	10,143	-
Total operating expenses	11,043,602	13,431

Loss from operations	(11,043,602)	(13,431)

Other income
Interest	61	-

Loss before income taxes	(11,043,541)	(13,431)

Income taxes	-	-

Net loss	$(11,043,541)	$(13,431)

Net loss per common share
Basic and diluted	$(3.78)	$(0.04)

Weighted average number
of common shares	2,922,235	342,465

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Formerly Rancher Energy Corp)

	Preferred Shares		Common Shares		Additional		Total
	$.001 Par Value		$.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, February 11, 2014	-	$-	-	$-	$-	$-	$-
Shareholders' cash contributions	-	-	-	-	175,020	-	175,020
Shareholders' cash contributions,							-
related party	-	-	-	-	285	-	285
Shareholders' non-cash contributions	-	-	-	-	845	-	845
Shareholders' non-cash contributions,							-
related party	-	-	-	-	2,865	-	2,865
Recapitalization of shares	-	-	342,465	342	(342)	-	-
Net loss for the period	-	-	-	-	-	(13,431)	(13,431)
BALANCES, March 31, 2014	-	-	342,465	342	178,673	(13,431)	165,584
Shareholders' cash contributions	-	-	-	-	2,195,700	-	2,195,700
Shareholder's non-cash contribution				-
of services	-	-	-	-	200,000	-	200,000
Shareholder's non-cash contribution
of property	-	-	-	-	50,000	-	50,000
Shareholder's non-cash contribution							-
of services, related party	-	-	-	-	750,000	-	750,000
Issuance of warrants for property	-	-	-	-	374,975	-	374,975
Issuance of warrants for property,
related party	-	-	-	-	228,000	-	228,000
Equity based compensation	-	-	-	-	19,707	-	19,707
Fair value of T-Rex Oil Inc. net assets							-
at exchange date	-	-	-	-	1,095,876	-	1,095,876
Recapitalization of shares	-	-	7,467,392	7,468	(7,468)	-	-
Sale of shares for cash at $2.50							-
per share	-	-	20,000	20	49,980	-	50,000
Issuance of shares to acquire
Western Interior Oil and Gas,
Corporation	-	-	7,465,168	7,465	19,401,972		19,409,437
Net loss for the period	-	-	-	-	-	(11,043,541)	(11,043,541)
BALANCES, March 31, 2015	-	$-	15,295,025	$15,295	$24,537,415	$(11,056,972)	$13,495,738

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries (Formerly Rancher Energy Corp.)

	Consolidated Statement of	Statement of Operations
	Cash Flows for the Year Ended	For the Year Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(11,043,541)	$(13,431)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation and amortization	10,143	-
Dry hole expense	1,360,119	-
Impairment of assets	7,814,365	-
Equity based compensation	969,707	3,710
Changes in:
Accounts receivable, trade	387	-
Prepaids	15,495	-
Accounts payable and accrued liabilities	(11,626)	131

Net cash (used in) operating activities	(884,951)	(9,590)

INVESTING ACTIVITIES
Additions to oil and gas properties	(1,817,527)	-
Additions to non oil and gas properties	(42,510)	-
Acquisition of T-Rex Oil, Inc., cash acquired	966,027	-
Acquisition of Western Interior Oil and Gas	-
Corporation, cash acquired	103,771	-
Loan to affiliate	(50,000)	-
Additions to other assets	(11,586)	-

Net cash (used in) investing activities	(851,825)	-

FINANCING ACTIVITIES
Shareholders' cash contributions	2,195,700	175,305
Proceeds from notes payable, net of repayments	11,903	-

Net cash provided by financing activities	2,207,603	175,305

NET CHANGE IN CASH		165,715

CASH, Beginning	165,715	-

CASH, Ending	$636,542	$165,715

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Issuance of equity for property	$625,608	$-
Issuance of debt for property	$1,770,047	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Note 1 - Organization and History

T-Rex Oil, Inc. (the "Company") was incorporated in Colorado on September 2, 2014. Rancher Energy Corp was incorporated in Nevada on February 2, 2004. Effective October 20, 2014, T-Rex Oil, Inc. and Rancher Energy Corp were merged under the laws of the State of Colorado and T-Rex Oil, Inc. became the surviving entity. Effective October 29, 2014, the Company authorized 50,000,000 shares of preferred stock in addition to its common stock and completed a reverse split of its common stock, issued and outstanding, on a one (1) new share for three hundred fifty (350) old shares basis.

The Company is currently engaged in the acquisition, exploration, and if warranted, development of oil and gas prospects in the Rocky Mountain and Mid Continent regions. Prior to August 2014, the Company had minimal operations that were focused mainly on administrative activities, the identification of potential oil and gas prospects and one prospect participation in Colorado that was rescinded in June 2014.

On December 22, 2014, the Company acquired 100% of the issued and outstanding common stock of Terex Energy Corporation ("Terex") pursuant to Exchange Agreements with the shareholders of Terex. Terex was incorporated in the State of Colorado in February 2014 and is headquartered in Broomfield, Colorado. Pursuant to the Exchange Agreements, the Company issued 7,385,700 shares of its restricted common stock for 100% of the issued and outstanding common stock of Terex. The shares were exchanged on a one for one basis. As a result, Terex has become a wholly-owned subsidiary of the Company. T-Rex Oil, Inc. is the legal acquirer and Terex is the legal acquiree. However under accounting rules, since the Company is a public company, which had nominal activity, the acquisition is treated as a recapitalization of Terex. Therefore, Terex is the accounting acquirer in the transaction since Terex's shareholders and management gained control of T-Rex Oil, Inc. and T-Rex Oil, Inc. is the accounting acquiree. On August 19, 2014, prior to entering into the Exchange Agreements, Terex had purchased 371,004 shares from the Company. After such purchase, Terex owned approximately 52% of the issued and outstanding common stock of the Company. As part of the December 22, 2014 transaction, Terex surrendered its ownership of the 371,004 shares of T-Rex Oil, Inc. common stock and as a result such shares have been canceled.

On February 24, 2015, the Company entered into a Share Exchange Agreement with Western Interior Oil & Gas Corporation, a Wyoming private oil and natural gas company ("WIOG") and the shareholders of WIOG.  Under the Share Exchange Agreement the Company exchanged 7,465,168 shares of its restricted common stock for 170,878 shares of the issued and outstanding common stock of WIOG thereby owning 83% of WIOG. The acquisition was closed on March 27, 2014 and became effective March 31, 2015. In addition, the Company agreed to appoint two nominees of WIOG to the Company's Board of Directors at a future date. On March 31, 2015, the Company entered into an amendment to the Share Exchange Agreement whereby the Company assumed certain repurchase agreements between WIOG and its dissident shareholders and as a result acquired the remaining 17% of WIOG. As part of these agreements, the Company assumed certain promissory notes issued to the dissenting shareholders in the total amount of $1,770,047 that are secured by WIOG assets. As a result, WIOG has become a wholly-owned subsidiary of the Company.  See Note 2 - Summary of Significant Accounting Policies - Principles of Consolidation.

As a result of these acquisitions, the Company has interests in oil and gas properties that are discussed hereafter and intends to strive to be a low cost and effective producer of hydrocarbons and to develop the business model and corporate strategy as discussed herein. The Company is focused on the acquisition, exploration, development and production of oil and natural gas.  Through acquisition the Company has acquired oil and natural gas properties located in the central and western United States, mainly the Rocky Mountain region.  Our goal is to drill and produce oil and gas cost effectively, by concentrating our efforts in proven oil rich areas where we have in-house geologic and operating experience.  The industry is going through major changes due to the drop in the global price of oil over the past 18 months.  Due the size and scope of expenditures of many exploration and production companies, it is no longer feasible for them to operate and they are no longer

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

able to service the debt that was incurred to fund these operations without raising additional capital or pledging additional assets.  This and other related events have created opportunities to acquire quality production and leases at value pricing and operate them at a profit within the current pricing environment.

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

The Company's business operations are in the development and production of oil and gas including unconventional natural gas, in the Rocky Mountain region of the continental United States; specifically in the Rocky Mountain areas of Utah, Colorado, Wyoming and Nebraska.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying balance sheet at March 31, 2014 and the statement of operations and the statement of cash flows for the year ended March 31, 2014 include only the accounts of Terex Energy Corporation. The accompanying consolidated balance sheet at March 31, 2015 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc. and Western Interior Oil and Gas Corporation and the consolidated statement of operations and the consolidated statement of cash flows for the year ended March 31, 2015 include the accounts of Terex Energy Corporation and the accounts of T-Rex Oil, Inc. for the period December 23, 2014 through March 31, 2015. All intercompany balances have been eliminated during consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the fair value of assets and liabilities, oil and natural gas reserves, income taxes and the valuation allowances related to deferred tax assets, asset retirement obligations and contingencies.

Change in Accounting Principle

The Company disclosed in its unaudited financial statements for the three and six months ended September 30 2014 as filed in its Form 10Q with the Securities and Exchange Commission on November 19, 2014 that it changed its method of accounting from the successful efforts to the full cost method of accounting for its oil and natural gas operations and, as such pursuant to ASC Topic 250 and ASC Topic 932 further disclosed there was no retroactive restatement of financial statements for the relative periods as there were no oil and natural gas capitalized costs or operations incurred to date by the Company.

However, as disclosed in the Company's filing of Form 8-K with the SEC on April 1, 2015, the Company acquired 83% of the outstanding common stock of Western Interiors Oil and Gas Corporation on March 28, 2015, effective March 31, 2015, in a stock for stock Exchange Agreement. As such, WIOG is an oil and gas company that follows the successful efforts method of accounting for its oil and gas operations.

Therefore, management believes it is in the best interest of the Company that, as a result of the acquisition of WIOG, the Company changes the accounting for its oil and gas operations back to the successful efforts from the full cost method of accounting. As a result of this change in accounting principle, there was no change

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

in the carrying amount of its oil and gas properties on its balance sheet at March 31, 2014 or in its statement of operations for the year ended March 31, 2014.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value.  The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"), although such deposits are in excess of the insurance coverage.  At March 31, 2015, the Company had $100,053 of cash deposits in excess of FDIC insured limits.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities.  Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves.  Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred.  Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.  The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate.  A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $10,003,625 and $0 at March 31, 2015 and 2014, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value.  When impairment occurs, a loss is recognized.  When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended March 31, 2015 and 2014, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained.  A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property.  A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $8,087,991 and $19,564 at March 31, 2015 and 2014, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities.  Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties.  At March 31, 2015 and 2014, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the years ended March 31, 2015 and 2014, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. There was no impairment to proved properties for the years ended March 31, 2015 and 2014.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment for the years ended March 31, 2015 and 2014 was $10,143 and $0, respectively.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations ("ARO") related to its oil and gas properties.  The Company records the estimated fair value of a liability for ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset.  The increased carrying value is depleted using the units-of-production method, and the discounted liability is increased through accretion over the remaining life of the respective oil and gas properties.

The estimated liability is based on historical industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements.  The Company's liability is discounted using management's best estimate of its credit-adjusted, risk-free rate.  Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

A reconciliation of the changes in the Company's liability is as follows:

	For the Years Ended
	March 31,
	2015	2014
ARO - beginning of year	$ -	$ -
Additions - acquisition of
Western Interior Oil & Gas
Corporation	459,294	-
	459,294	-

Less current portion	163,389	-
ARO - end of year	$295,905	$ -

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

Revenue Recognition

The Company had no revenue from operations during the years ended March 31, 2015 and 2014, respectively.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

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

The Company's deferred income taxes include certain future tax benefits.  The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2015, there were no uncertain tax positions that required accrual.

Business Combination

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair values at the date of acquisition. The guidance further provides that acquisition costs will generally be expenses as incurred and changes in deferred tax asset valuations and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether ass acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment.  This impairment test is calculated at the reporting unit level.  The goodwill impairment test has two steps.  The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary.  If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

goodwill with the carrying amount.  If the implied goodwill is less than the carrying amount, a write-down is recorded.  Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred.  See Note 3 - Fair Value Measurement.

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

	For the Years Ended
	March 31,
	2015	2014
Dilutive	-	-
Anti Dilutive	1,389,546	-

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 8 - Equity Based Payments.

Major Customers

The Company has no operations during the years ended March 31, 2015 and 2014 and as a result there are no customers or billings.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through March 31, 201, the Company has not been involved in any unconsolidated SPE transactions.

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

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

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

In August 2014, the FASB issued Update No. 2014-15 - Presentation of Financial Statements - Going Concern that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the entity's financial statements are issued, or within one year after the date that the entity's financial statements are available to be issued, and to provide disclosures when certain criteria are met. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact, but does not currently believe it will have a material effect on the Company's financial statements or disclosures.

There were other accounting standards and interpretations issued during the year ended March 31, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 - Going Concern and Managements' Plan

The Company's consolidated financial statements for the years ended March 31, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $11,043,541 and $13,431 for the years ended March 31, 2015 and 2014, respectively, and an accumulated deficit of $11,056,792 as of March 31, 2015.  At March 31, 2015, the Company had a working capital deficit of $(1,990,103).

The future success of the Company is dependent on its ability to attract additional capital and ultimately, upon its ability to develop future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 4 - Fair Value Measurements

The Company applies the authoritative guidance applicable to all financial assets and liabilities required to be measured and reported on a fair value basis, as well as to non-financial assets and liabilities measured at fair value on a non-recurring basis, including impairments of proved oil and gas properties and other long-lived assets and AROs initially measured at fair value. The fair value of an asset or liability is the amount that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable input are inputs that reflect the Company's assumptions of what market participants would use in valuing the asset or liability based on the information available in the circumstances.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Financial and non-financial assets and liabilities are classified within the valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The Company's policy is to recognize transfers in and out of the fair value hierarchy as of the end of the reporting period in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented. The hierarchy is organized into three levels based on the reliability of the inputs as follows:

            Level 1: Quoted prices in active markets for identical assets or liabilities; or

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs, quoted prices for identical or similar assets or liabilities in markets that are not active and model-derived valuations whose inputs or significant value drivers are observable; or

Level 3: Unobservable pricing inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following table presents the Company's non-financial assets and liabilities that were measured at fair value on a non-recurring basis during the year ended March 31, 2015 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Goodwill	$ -	$ -	$ -	$ -
Other property and equipment	$ -	$ 22,632	$ -	$ 22,632

Effective March 31, 2015, the Company acquired Western Interior Oil & Gas Corporation and as a result realized goodwill in the amount of $7,780,336. Thus, due to the significance of this event, goodwill was tested under ASC 360 as to its recoverability. Therefore, goodwill is recorded at fair value if impairment is required under the accounting guidance. The Company uses Level 2 inputs and the income valuation techniques of undiscounted oil and gas future net cash flows to measure the fair value of goodwill and thus the model forecast using standard pricing as defined by the Securities and Exchange Commission by the independent engineers of Netherland, Sewell & Associates, Inc. As such, the Company's goodwill was fully impaired during the year ended March 31, 2015 in the amount of $7,780,336 and reported in the consolidated statement of operations.

Fair value in the initial recognition of other equipment is determined based on the quoted fair value of the vehicle using inputs from valuation techniques used by industry participants. Accordingly, the fair value is based on observable pricing inputs and is considered a Level 2 value measurement. Therefore, the Company's other equipment was written down to its fair value of $22,632 and an impairment during the year ended March 31, 2015 in the amount of $27,368 was reported in the consolidated statement of operations.

Note 5 - Significant Acquisition

Effective March 31, 2015, the Company acquired 100% of the issued and outstanding stock of Western Interior Oil and Gas Corporation. WIOG is a Wyoming private oil and natural gas company. As a result of the acquisition, the Company has expanded its oil and natural gas reserves. The acquisition was accounted for using the acquisition method in accordance with ASC 805.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their fair values at March 31, 2015:

Consideration Given
T-Rex shares issued to WIOG shareholders	7,465,168
Fair value of T-Rex shares at date of acquisition	$ 2.60	$19,409,437

Promissory notes issued to WIOG shareholders		1,770,047

Total purchase price		$21,179,484

Allocation of Consideration Given
Current assets	$ 154,695
Oil and gas properties
Proved	8,458,250
Unproved	5,585,583
Other property and equipment	242,837
Goodwill	7,780,336
Other assets	183,129

Total assets		$22,404,830

Current liabilities	929,441
Long-term liabilities	295,905

Total liabilities		1,225,346

Net assets acquired		$21,179,484

Goodwill associated with the above transaction has been impaired. See Note 4 - Fair Value Measurements.

The unaudited pro forma condensed combined results of operations are presented below as though the acquisition of Western Interior Oil and Gas Corporation occurred on April 1, 2014.

	Revenue	Net Loss
Year ended March 31, 2015 - as reported	$ -	$11,043,541

Year ended March 31, 2015 - pro forma	$895,182	$14,285,867

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Note 6 - Debt

Promissory Notes

The Company at March 31, 2015 assumed five promissory notes in the amount of $1,770,047 as part of agreements relative to the repurchase of 33,085 shares of WIOG common stock owned by dissident shareholders and these notes are collateralized by certain oil and properties of WIOG.  The notes are repaid at the rate of $349,650 per month beginning May 15, 2015 including interest at the rate of 3.5% per month.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures in May 2015. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $144,275 at March 31, 2015.

Installment Notes

The Company in November 2014, borrowed $17,228 from unrelated parties to finance their insurance policies. The unsecured notes are repaid at $2,797 per month including interest at the rate of 5.81% per annum. The Company owes $20,630 at March 31, 2015.

Note 7 - Stockholders' Equity

The Company's capital stock at March 31, 2015 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

At March 31, 2015, there are no shares of preferred stock issued and outstanding.

Common Shares

At March 31, 2015 and 2014, a total of 15,295,025 and 342,465 shares of common stock were issued and outstanding, respectively.

During the year ended March 31, 2015, the Company issued 7,385,700 shares of its restricted common stock to the shareholders of Terex as part of an Exchange Agreement. See Note 1 - Organization and History. In addition, the Company issued 81,692 shares as part of the recapitalization of the Company. Also, the Company issued 7,465,168 shares of its restricted common stock valued at $19,409,437 to the shareholders of Western Interior Oil and Gas Corporation as part of an acquisition. See Note 4 - Significant Acquisition. Further, the Company sold 20,000 shares of its restricted common stock as part of a private placement for $50,000 in cash or $2.50 per share.

Additional Paid-in Capital

During the year ended March 31, 2015, shareholders of Terex as part of a private placement contributed cash in the amount of $2,195,700 in exchange for 2,195,700 shares of Terex restricted common stock valued at $1.00 per share. In addition, shareholders of Terex contributed services valued at $950,000 in

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

exchange for 950,000 shares of Terex restricted common stock that were expensed including 750,000 shares to a related party. See Note 10 - Related Party Transactions.

Further, Terex received property valued at $50,000 in exchange for 50,000 shares of Terex restricted common stock that was capitalized under other property and equipment.

During the year ended March 31, 2015, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $394,682 of which $19,707 was expensed and $374,975 was capitalized as well as $150,978 from a transaction with a related party. See Note 8 - Equity Based Payments.

During the period February 11, 2014 (inception) through March 31, 2014, as part of a private placement shareholders of Terex contributed cash in the amount of $175,020 in exchange for 175,020 shares of Terex restricted common stock valued at $1.00 per share and shareholders performed services in the amount of $845 in exchange for 845,000 shares of Terex restricted common stock valued at $0.001 per share. In addition, officers and directors of Terex contributed cash in the amount of $2,865 in exchange for 2,865,000 shares of Terex restricted common stock valued at $0.001 per share as well as performed services in the amount of $285 in exchange for 285,000 shares of Terex restricted common stock valued at $0.001 per share.

Note 8 - Income Taxes

The effective income tax rate for the years ended March 31, 2015 and 2014 differs from the U.S. Federal statutory rate due to the following:

	2015	2014
Federal statutory income tax rate	$ 3,865,000	$ 4,600
State income taxes, net of federal benefit	332,000	400
Permanent items	(2,960,000)	-
Change in valuation allowance	(1,237,000)	(5,000)
	$ -	$ -

The components of the deferred tax assets and liabilities at March 31, 2015 and 2014 are as follows:

	2015	2014
Long-term deferred tax assets:
Federal net operating loss carryforwards	$ 870,000	$ 5,000
Equity based compensation	368,000	-
Long-term deferred tax liabilities:
Property, plant and equipment	4,000	-
Valuation allowance	(1,242,000)	(5,000)
Net long-term deferred tax assets	$ -	$ -

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

For Income tax Return Purposes Only

On August 19, 2014, Terex Energy Corporation acquired 52% of the outstanding common stock of T-Rex Oil Inc. and thus T-Rex had a change of control event under IRC section 382, which will limit T-Rex's ability to utilize its deferred tax assets, including net operating loss carryforwards, to offset future taxable income.  T-Rex has net operating loss carryforwards of approximately $42,000,000 which will begin to expire in 2024.

Note 9 - Equity Based Payments

The Company accounts for equity based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

The Black-Scholes option-pricing model is used to estimate the option and warrant fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date that ranged from $0.01 to $3.50 per share as well as the following assumptions:

Volatility                                                88.553% - 123.600%

                Expected Option/Warrant Term         3 years

                Risk-free interest rate                          .12% - .25%

                Expected dividend yield                      0.00%

The expected term of the options and warrants granted were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option and warrant terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

2014 Stock Incentive Plan

Effective October 1, 2014, the Company's 2014 Stock Option and Award Plan (the "2014 Stock Incentive Plan") was approved by its Board of Directors. Under the 2014 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company's common stock are subject to the 2014 Stock Incentive Plan. The shares issued for the 2014 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended March 31, 2015, the Company granted 35,000 options under the 2014 Stock Incentive Plan and no options expired or were exercised.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

The following table summarizes the non-qualified stock option and warrant activity for the years ended March 31, 2015 and 2014:

	2015		2014
	Number of		Number of
	Options/	Weighted Average	Options/	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at
beginning of year
Options	28,571	$0.010	28,571	$0.035
Warrants	-	$0.000	-	$-

Granted
Options	935,000	$0.100	28,571	$0.010
Warrants	942,858	$0.800	-	$-

Exercised
Options	-	$-	-	$-
Warrants	-	$-	-	-
				$
Cancelled
Options	(28,571)	$0.010	(28,571)	$0.035
Warrants	-	$-	-	$-

Outstanding at March 31,
Options	935,000	$0.100	28,571	$0.010
Warrants	942,858	$0.800	-	$-

Exercisable at March 31,
Options	907,917	$0.100	28,571	$0.010
Warrants	942,858	$0.800	-	$-

Weighted average
remaining contractual		Aggregate		Aggregate
life	Life	Intrinsic Value	Life	Intrinsic Value
Options	2.68	$2,258,200	9.97	$147,783
Warrants	2.82	$1,668,000	-	$-

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the amount paid for and the exercise price of the options and warrants issued and outstanding.

Note 10 - Commitments and Contingencies

Operating Lease

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. Total rent expense under this lease for the year ended March 31, 2015 is $37,614.

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

Amount
3/31/16 3/31/17 3/31/18	$55,283 55,667 18,647
$129,597

Employment Agreement

The Company's subsidiary, Terex, entered into a three year employment agreement in August 2014with the Company's Chief Executive Officer and President to serve as its Chief Executive Officer and President that includes compensation of a base salary of $204,000 per year under certain terms and conditions along with an auto allowance of $600 per month.

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

Note 11 - Related Party Transactions

Equity for Services

During the period February 11, 2014 (inception) through March 31, 2014, shareholders of Terex that are officers and directors of the Company contributed cash in the amount of $285 in exchange for 285,000 shares of Terex restricted common stock valued at $0.001 per share. In addition, these same shareholders of Terex during the period February 11, 2014 (inception) through March 31, 2014 contributed services valued at $2,865 that were expensed in exchange for 2,865,000 shares of Terex restricted common stock valued at $0.001 per share.

On April 1, 2014, an officer and director of the Company was granted options to acquire 100,000 shares of Terex restricted common stock in exchange for services valued at $115 or $0.0015 per share.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

On August 25, 2014 a shareholder of Terex that is a director of the Company contributed services valued at $750,000 that were expensed in exchange for 750,000 shares of Terex restricted common stock valued at $1.00 per share.

During September 2014, an officer of the Company and a related party sold unproved oil and gas property to the Company in exchange for $50,000 in cash and warrants to acquire 400,000 shares of the Terex restricted common stock that was recorded by the Company at the historical cost basis to the officer and related party or $150,798.

Consulting Services

During the year ended March 31, 2015, the Company paid its officers and directors $193,149 in fees that were expensed.

Consulting Services

During the year ended March 31, 2015, the Company paid its officers and directors $193,149 in fees that were expensed.

T-Rex Oil LLC #1

The Company is the Manager of T-Rex Oil LLC #1 that was formed during December of 2014 for the purpose of drilling and producing oil and gas wells. During the year ended March 31, 2015, the Company loaned the LLC $50,000 and at March 31, 2015 the Company is owed $50,000.

Note 12 - Subsequent Events

In April 2015, the Company took receipt of a Subscription Agreement to sell up to 2,500,000 shares of its restricted common stock pursuant to Regulation S of the Securities Act in exchange for funds total $6,020,000.  At June 30, 2014, a total of $800,000 had been received under such Subscription Agreement for a total of 372,094 shares of restricted common stock.

Note 13 - Supplemental Oil And Gas Disclosure (Unaudited)

Estimated Net Quantities Of Oil And Gas Reserves (Unaudited)

There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

The area of the reservoir considered as proved includes all of the following: (a) the area identified by drilling and limited by fluid contacts, if any, and (b) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establish a lower contact with reasonable certainty.

Reserves that can be produced economically through application of improved recovery techniques (including but not limited to, fluid injection) are included in the proved classification when both of the following occur: (a) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir of an analogous reservoir, or other evidence of reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and (b) the project has been approved for development by all necessary parties and entities, including governmental entities.

Existing economic conditions include prices and costs at which economic productivity from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

Proved developed oil and gas reserves are proved reserves that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the costs of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserve estimate if the extraction is by means not involving a well.

Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

"Prepared" reserves are those quantities of reserves which were prepared by an independent petroleum consultant. "Audited" reserves are those quantities of revenues which were estimated by the Company's employees and audited by an independent petroleum consultant. An audit is an examination of a company's proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been determined using methods and procedures widely accepted within the industry and in accordance with SEC rules.

Estimates of the Company's crude oil and natural gas reserves and present values at May 31, 2015 were prepared by Netherland, Sewell & Associates, Inc., independent reserve engineers.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Oil And Gas Reserves

The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at May 31, 2015.  The Company did not own any properties during the year ended March 31, 2014.

Net Proved Developed And Undeveloped Oil Reserves - (UNAUDITED):

Natural
	Oil	Gas
	(MBbls)	(MMcf)

Estimated proved reserves
at April 1, 2014	-	-
Purchase of proved reserves [2]	461	-
Extensions and discoveries	-	-
Production	-	-
Disposition of properties	-	-

Estimated proved reserves
at May 31, 2015	461	-

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Net Proved Oil And Gas Reserves Consisted Of The Following At May 31, 2015:

	Oil Reserves ("MMBL")
	Gross	Net
	(unaudited)	(unaudited)
Proved developed reserves:
May 31, 2015	240	89

Proved undeveloped reserves:
May 31, 2015	451	372

Probable reserves:
May 31, 2015	1,129	721

Possible undeveloped reserves:
May 31, 2015	910	592

Base pricing, before adjustments
for contractual differentials:	$/bbl WTI spot
May 31, 2015	$71.71

[1] Mboe is based on a ratio of 6 Mcf to 1 barrel.
[2] The Company purchased Western Interior Oil and Gas Corporation at May 31, 2015.

Results Of Operations For Oil And Gas Producing Activities For The Years Ended March 31, 2015 and 2014:

During the year ended March 31, 2015, the Company did not own any oil and gas properties and did not have any results of operations from such activities.

Year Ended
March 31,
2015
(unaudited)
Revenue	$ -
Expenses:
Production costs	30,089
Depreciation and depletion	-
Exploration	1,444,742
Impaired properties	6,681

Results of operations of oil and gas producing activities	$ (1,481,512)

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Cost Incurred For Oil And Gas Property Acquisition, Exploration And Development Activities

	For the Years Ended
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Property acquisition:
Proved	$ 10,003,625	$ -
Unproved	8,042,728	19,564
Exploration	1,444,742	-
Development	45,263	-

Total costs incurred	$ 19,536,358	$ 19,564

Aggregate Capitalized Costs

Capitalized costs relating to oil and gas activities for the years ended March 31, 2015 and 2014 are as follows:

March 31,
	2015	2014
	(unaudited)	(unaudited)

Proved	$ 10,003,625	$ -
Unproved	8,068,427	19,564

Total capitalized costs	$ 18,072,052	$ 19,564

Accumulated depreciation and depletion	$ 2,912,155	-

Net capitalized costs	$ 15,159,897	$ 19,564

Standardized Measure of Discounted Future Net Cash Flows

Information with respect to the standardized measure of discounted future net cash flows relating to total proved reserves is summarized below. The price used to estimate the reserves is held constant over the life of the reserve. Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

The discounted future net cash flows related to total proved oil and gas reserves at May 31, 2015:

	May 31, 2015
	Wyoming	Utah	Nebraska	Total
Future cash inflows	$ 27,024	$ -	$ -	$ 27,024
Less future costs:
Production	14,076	-	-	14,076
Development and abandonment	6,605	-	-	6,605
Income taxes [1]	-	-	-	-
Future net cash flows	6,343			6,343
10% discount factor	(5,180)			(5,180)
Standardized measure of discounted
future net cash flows	$ 1,163	$ -	$ -	$ 1,163

[1] No income tax provision is included in the standardized measure calculation shown above as the  Company does not project to be taxable or pay cash income taxes based on its available tax assets and   tax assets generated in the development of its reserves because the tax basis of its oil and gas properties and NOL carryforwards exceed the amount of discounted future net earnings.

 Changes in Discounted Future Net Cash Flows

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows for total proved reserves during the year ended May 31, 2015:

May 31, 2015
	Wyoming	Utah	Nebraska	Total
	(M$)	(M$)	(M$)	(M$)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Beginning of the period	$ -	$ -	$ -	$ -
Purchase of reserves	1,163	-	-	1,163
Changes in costs and prices	-	-	-	-
Extension and discoveries	-	-	-	-
Sales of oil and natural gas produced
during the period, net of production costs	-	-	-	-
Timing and other considerations	-	-	-	-

End of period	$ 1,163	$ -	$ -	$ 1,163

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REX OIL, INC.

Dated: July 14, 2015
By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer
(Principal Executive Officer & Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2015
T-REX OIL, INC.

/s/ Donald Walford
Donald Walford, Director

/s/ Jon Nicolaysen
Jon Nicolaysen, Director

/s/ Jeffrey Bennett
Jeffrey Bennett, Director

/s/ Martin Gottlob
Martin Gottlob, Director