Form 10-Q
period 2015-06-30
T-REX OIL, INC.
filed 2015-08-18
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes	[_]	No	[_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[x]	No	[_]

As of August 14, 2015, T-Rex Oil, Inc. has 15,771,142 shares of $0.001 par value common stock outstanding.

ITEM 1.   FINANCIAL STATEMENTS

T-Rex Oil, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$777,420	$636,542
Accounts receivable, trade	57,593	35,660
Loan to affiliate	25,000	50,000
Prepaids	42,428	46,938
Total current assets	902,441	769,140

Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	10,281,659	10,003,625
Unproved	7,843,176	8,087,991
Other	394,422	396,355
Total property and equipment	18,519,257	18,487,971
Less accumulated depreciation, depletion, amortization and accretion	3,095,026	3,000,940
Net property and equipment	15,424,231	15,487,031

Other assets
Deposits and other assets	275,526	294,715
Total other assets	275,526	294,715

Total assets	$16,602,198	$16,550,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$688,206	$660,901
Asset retirement obligations, current	166,218	163,389
Notes payable	1,958,032	1,934,953
Total current liabilities	2,812,456	2,759,243

Long-term liabilities
Asset retirement obligations, net of current	301,084	295,905

Total liabilities	3,113,540	3,055,148

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value, 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, $0.001 par value, 275,000,000 shares authorized;
15,602,353 and 15,295,025 shares issued and outstanding at
June 30, 2015 and March 31,2015, respectively	15,602	15,295
Additional paid in capital	25,220,981	24,537,415
Accumulated deficit	(11,747,925)	(11,056,972)
Stockholders' equity	13,488,658	13,495,738

Total liabilities and stockholders' equity	$16,602,198	$16,550,886

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
(Unaudited)

	Consolidated
	Statement of	Statement
	Operations for the	of Operations for the
	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
Revenues
Oil and gas sales	$163,911	$-
Total revenues	163,911	-

Operating expenses:
Lease operating expense	73,640	-
Production taxes	5,550	-
General and administrative expense	615,780	259,911
Explorations expense	(40,622)	65,187
Depreciation, depletion, amortization and accretion	144,648	544
Total operating expenses	798,996	325,642

Loss from operations	(635,085)	(325,642)

Other income (expense)
Interest expense	(55,962)	-
Interest income	94	-

Total other income (expense)	(55,868)	-

Loss before income taxes	(690,953)	(325,642)

Income taxes	-	-

Net loss	$(690,953)	$(325,642)

Net loss per common share
Basic and diluted	$(0.05)	$(0.95)

Weighted average number
of common shares	15,345,683	342,465

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
(Unaudited)

	Consolidated
	Statement of	Statement
	Cash Flows for the	of Cash Flows for the
	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(690,953)	$(325,642)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation and amortization	144,648	544
Equity based compensation	21,373	200,259
Changes in:
Accounts receivable, trade	(21,933)	-
Prepaids	4,510	-
Accounts payable and accrued liabilities	27,305	24,749

Net cash (used in) operating activities	(515,050)	(100,090)

INVESTING ACTIVITIES
Additions to oil and gas properties	(123,877)	-
Additions to non oil and gas properties	-	(17,752)
Loan to affiliate, net of repayments	25,000	-
Proceeds from sale of mineral interest	30,000	-
Additions to other assets	39,226	-

Net cash (used in) investing activities	(29,651)	(17,752)

FINANCING ACTIVITIES
Shareholders' cash contributions	-	824,000
Sale of common shares	662,500	-
Gross Proceeds from notes payable, and repayments	23,079	-

Net cash provided by financing activities	685,579	824,000

NET CHANGE IN CASH	140,878	706,158

CASH, Beginning	636,542	165,715

CASH, Ending	$777,420	$871,873

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	$30,697	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended June 30, 2015
(Unaudited)

	Preferred Shares		Common Shares		Additional		Total
	$.001 Par Value		$.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, April 1, 2015	-	$-	15,295,025	$15,295	$24,537,415	$(11,056,972)	$13,495,738
Sale of shares for cash at $2.15 per share	-	-	302,238	302	649,698	-	650,000
Sale of shares for cash at $2.50 per share	-	-	5,000	5	12,495	-	12,500
Equity based compensation	-	-	-	-	21,373	-	21,373
Net loss for the period	-	-	-	-	-	(690,953)	(690,953)
BALANCES, June 30, 2015	-	$-	15,602,263	$15,602	$25,220,981	$(11,747,925)	$13,488,658

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

On February 24, 2015, the Company entered into a Share Exchange Agreement with Western Interior Oil & Gas Corporation, a Wyoming private oil and natural gas company ("Western Interior") and the shareholders of Western Interior.  Under the Share Exchange Agreement the Company exchanged 7,465,168 shares of its restricted common stock for 170,878 shares of the issued and outstanding common stock of Western Interior thereby owning 83% of Western Interior. The acquisition was closed on March 27, 2014 and became effective March 31, 2015. In addition, the Company agreed to appoint two nominees of Western Interior to the Company's Board of Directors at a future date. On March 31, 2015, the Company entered into an amendment to the Share Exchange Agreement whereby the Company assumed certain repurchase agreements between Schwaben Kapital GmbH, Western Interior and its dissident shareholders and as a result acquired the remaining 17% of Western Interior. As part of these agreements, the Company assumed certain promissory notes issued to the dissenting shareholders in the total amount of $1,770,047 that are secured by Western Interior assets. As a result, Western Interior has become a wholly-owned subsidiary of the Company.

As a result of these acquisitions, the Company has interests in oil and gas properties that are discussed hereafter and intends to strive to be a low cost and effective producer of hydrocarbons and to develop the business model and corporate strategy as discussed herein. The Company is focused on the acquisition, exploration, development and production of oil and natural gas.  Through acquisition the Company has acquired oil and natural gas properties located in the central and western United States, mainly the Rocky Mountain region.  Our goal is to drill and produce oil and gas cost effectively, by concentrating our efforts in proven oil rich areas where we have in-house geologic and operating experience.  The industry is going through major changes due to the drop in the global price of oil over the past 18 months.  Due the size and scope of expenditures of many exploration and production companies, it is no longer feasible for them to operate and they are no longer able to service the debt that was incurred to fund these operations without raising additional capital or pledging additional assets.  This and other related events have created opportunities to acquire quality production and leases at value pricing and operate them at a profit within the current pricing environment.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying statement of operations and the statement cash flows for the three months ended June 30, 2014 include only the accounts of Terex Energy Corporation. The accompanying consolidated balance sheets at June 30, 2015 and March 31, 2015 and the consolidated statement of operations and the consolidated statement of cash flows for the three months ended June 30, 2015 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc. and Western Interior Oil and Gas Corporation. All intercompany balances have been eliminated during consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates include the fair value of assets and liabilities, oil and natural gas reserves, income taxes and the valuation allowances related to deferred tax assets, asset retirement obligations and contingencies.

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

However, as disclosed in the Company's filing of Form 8-K with the SEC on April 1, 2015, the Company acquired 83% of the outstanding common stock of Western Interiors Oil and Gas Corporation on March 28, 2015, effective March 31, 2015, in a stock for stock Exchange Agreement. As such, Western Interior is an oil and gas company that follows the successful efforts method of accounting for its oil and gas operations.

Therefore, management believes it is in the best interest of the Company that, as a result of the acquisition of Western Interior, the Company changes the accounting for its oil and gas operations back to the successful efforts from the full cost method of accounting. As a result of this change in accounting principle, there was no change in the carrying amount of its oil and gas properties on its balance sheet at March 31, 2014 or in its statement of operations for the year ended March 31, 2014.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value.  The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"), although such deposits are in excess of the insurance coverage.  At June 30, 2015, the Company had $80,555 of cash deposits in excess of FDIC insured limits.

Concentration of Credit Risk

The Company's producing properties are primarily located in Wyoming and the oil and gas production is sold to various purchasers based on market index prices. The risk of non-payment by these purchasers is considered minimal and the Company does not generally obtain collateral for sales. The Company continually monitors the credit standing of the primary purchasers.

During the three months ended June 30, 2015, one purchaser accounted for 88% of total revenues.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities.  Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves.  Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred.  Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.  The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate.  A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $10,281,659 and $10,003,625 at June 30, 2015 and March 31, 2015, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value.  When impairment occurs, a loss is recognized.  When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three months ended June 30, 2015 and 2014, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained.  A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property.  A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $7,843,176 and $8,087,991 at June 30, 2015 and March 31, 2015, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities.  Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. Capitalized developmental costs were included in WIP in the amount of $52,706 and $0 at June 30, 2015 and March 31, 2015, respectively.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. Depreciation, depletion and amortization expense on oil and gas properties were recorded in the amount of $127,046 and $0 for the three months ended June 30, 2015 and 2014, respectively.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. There was no impairment to proved properties for the three months ended June 30, 2015 and 2014, respectively.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment for the three months ended June 30, 2015 and 2014 was $9,594 and $544, respectively.

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

A reconciliation of the changes in the Company's liability is as follows:

	For the Three Months Ended
	June 30,
	2015	2014
ARO - beginning of period	$ 459,294	$ -
Additions	-	-
Accretion expense	8,008	-

	467,302	-

Less current portion	166,218	-

ARO - end of period	$ 301,084	$ -

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

Revenue Recognition

The Company recognizes oil revenues when production is sold to a purchaser, delivery occurs and title is transferred. The Company recognizes natural gas revenues when the title and risk pass to the purchaser. The Company records its share of revenues based on its share of proceeds. The Company sells the majority of its products soon after production at various locations, including the wellhead, at which time title and risk of loss pass to the buyer. The Company had no revenue from operations during the three months ended June 30, 2014.

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

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. Also, the Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized, As a result of this analysis, the deferred tax asset in the amount of $1,504,000 has been fully reserved at June 30, 2015.

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

On December 22, 2014, T-Rex acquired 100% of the outstanding common stock of Terex and Terex did not have a change of control event under IRS Section 382. Terex has net operating loss carryforwards of approximately $425,000 which will begin to expire in 2034.

The Company has material operations in the state of Wyoming, however, Wyoming does not impose a corporate income tax. The tax years that remain open to examination by the IRS are 2011 through 2014.  Due to the Company's net operating loss carryforward, the IRS may also examine and adjust the amount of loss realizable from these carryforwards back to 2006.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2015, there were no uncertain tax positions that required accrual.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

	For the Three Months Ended
	June 30,
	2015	2014
Dilutive	-	-
Anti Dilutive	1,878,067	-

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 7 - Equity Based Payments.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through June 30, 2015, the Company has not been involved in any unconsolidated SPE transactions.

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

There were other accounting standards and interpretations issued during the three months ended June 30, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 - Going Concern and Managements' Plan

The Company's unaudited consolidated financial statements for the three months ended June 30, 2015 has been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $690,953 for the three months ended June 30, 2015 and an accumulated deficit of $11,747,925 at June 30, 2015.  At June 30, 2015, the Company had a working capital deficit of $1,910,015.

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

Note 4 - Debt

Promissory Notes

The Company at June 30, 2015 owed five promissory notes in the amount of $1,598,417 as part of agreements relative to the repurchase of 33,085 shares of Western Interior common stock owned by dissident shareholders and these notes are collateralized by certain oil and properties of Western Interior. See Note 10 - Subsequent Events.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures on August 31, 2015. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $347,376 at June 30, 2015.

Installment Notes

The Company in November 2014, borrowed $17,228 from unrelated parties to finance their insurance policies. The unsecured notes are repaid at $2,797 per month including interest at the rate of 5.81% per annum. The Company owes $12,239 at June 30, 2015.

Interest expense relative to debt for the three months ended June 30, 2015 and 2014 was $55,962 and $0, respectively.

Note 5 - Stockholders' Equity

The Company's capital stock at June 30, 2015 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

At June 30, 2015, there are no shares of preferred stock issued and outstanding.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

Common Shares

At June 30, 2015 and March 31, 2015, a total of 15,602,353 and 15,295,025 shares of common stock were issued and outstanding, respectively.

During the three months ended June 30, 2015, the Company sold 302,238 shares of its restricted common stock as part of a Subscription Agreement for $650,000 in cash or $2.15 per share. In April 2015, the Company entered into the Subscription Agreement to sell up to 2,800,000 shares of its restricted common stock pursuant to Regulation S of the Securities Act in exchange for funds totaling $6,020,000. In addition and as part of a private placement the Company sold 5,000 shares of its restricted common stock for cash in the amount of $7,500 or $2.50 per share. See Note 10 - Subsequent Events.

Additional Paid-in Capital

During the three months ended June 30, 2014, shareholders of Terex as part of a private placement contributed cash in the amount of $824,000 in exchange for 824,000 shares of Terex restricted common stock valued at $1.00 per share. In addition, a shareholder of Terex contributed services that were expensed valued at $200,000 in exchange for 200,000 shares of Terex restricted common stock.

During the three months ended June 30, 2014, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $259 which was expensed including $29 from a transaction with a related party. See Note 9 - Related Party Transactions.

Note 6 - Information on Business Segments

At June 30, 2015, the Company considered its business activities to constitute a single segment.

Note 7 - Equity Based Payments

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

2014 Stock Incentive Plan

Effective October 1, 2014, the Company's 2014 Stock Option and Award Plan (the "2014 Stock Incentive Plan") was approved by its Board of Directors. Under the 2014 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company's common stock are subject to the 2014 Stock Incentive Plan. The shares issued for the 2014 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the three months ended June 30, 2015, the Company granted 250 options under the 2014 Stock Incentive Plan and no options expired or were exercised.

The following table summarizes the non-qualified stock option and warrant activity for the three months ended June 30, 2015:

	Number of
	Options/	Weighted Average
	Warrants	Exercise Price
Outstanding at April 1, 2015
Options	935,000	$ 0.100
Warrants	942,858	$ 0.800

Granted
Options	250	$ 1.000
Warrants	-	$ -

Exercised
Options	-	$ -
Warrants	-	$ -

Cancelled
Options	-	$ -
Warrants	-	$ -

Outstanding at June 30, 2015
Options	935,250	$ 0.110
Warrants	942,858	$ 0.800

Exercisable at June 30, 2015
Options	916,729	$ 0.100
Warrants	942,858	$ 0.800

Weighted average
remaining contractual		Aggregate
life	Life	Intrinsic Value
Options	2.59	$ 2,258,580
Warrants	2.74	$ 1,668,000

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the amount paid for and the exercise price of the options and warrants issued and outstanding.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 8 - Commitments and Contingencies

Operating Lease

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. In addition, the Company leases an office space in Wyoming at the rate of $5,838 per month and the lease expires in June 2019. Total rent expense under these leases for the three months ended June 30, 2015 is $30,896. During the three months ended June 30, 2014, the Company leased office space on a month-to-month basis.

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

3/31/2016	$92,587
3/31/2017	123,453
3/31/2018	83,111
3/31/2019	62,940
3/31/2020	15,735
$377,826

Employment Agreement

The Company's subsidiary, Terex, entered into a three year employment agreement in August 2014 with the Company's Chief Executive Officer and President to serve as its Chief Executive Officer and President that includes compensation of a base salary of $204,000 per year under certain terms and conditions along with an auto allowance of $600 per month.

Consulting Agreement

The Company entered into a three year agreement effective September 1, 2014 with a consultant to perform services at the base rate of $150,000 per year under certain terms and conditions including with an auto allowance of $600 per month. In addition, the consultant has been granted cashless options to acquire up to 500,000 shares of Terex's common stock at an option price of $0.10 per share for a period of three years from April 1, 2014. The options were fully vested at March 31, 2015. See Note 7 - Equity Based Payments.

Note 9 - Related Party Transactions

Equity for Services

On April 1, 2014, an officer and director of the Company was granted options to acquire 100,000 shares of Terex restricted common stock in exchange for services valued at $115 or $0.0015 per share and $29 was expensed in the statement of operations for the three months ended June 30, 2014.

Consulting Services

During the three months ended June 30, 2015 and 2014, the Company paid its officers and directors $0 and $94,425, respectively in fees that were expensed.

T-Rex Oil LLC #1

The Company is the manager of T-Rex Oil LLC #1 that was formed during December of 2014 for the purpose of drilling and producing oil and gas wells. During the year ended March 31, 2015, the Company loaned the LLC $50,000 and at June 30, 2015 the Company is owed $25,000.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 10 - Subsequent Events

Regulation S Subscription Agreement

In July 2015, the Company and Schwaben Kapital GmbH amended their Subscription Agreement pursuant to Regulation S of the Securities Act to extend the expiration of the Subscription Agreement from June 30, 2015 to September 30, 2015.  Further, during the period July 1, 2105 through August 10, 2015, a total of $350,000 had been received under such Subscription Agreement for a total of 162,879 shares of restricted common stock.

Debt

On August 1, 2015, the Company and one of the note holders relative to the purchase by the Company of certain Western Interior shares of common stock on March 31, 2015 entered into an agreement to settle the amount owed under their promissory note. As such, the parties agreed the amount owed on such promissory note by the Company shall be reduced from $768,175 to $393,795 and the difference of $374,380 is considered a reduction in the purchase price of the Western Interior common stock paid by the Company. In addition, the parties agreed the $393,795 shall be paid in full effective August 1, 2015 by the transfer to the note holder of certain oil and gas properties owned by Western Interior.

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

Unless the context requires otherwise, references in this document to "T-Rex Oil", "we", "our", "us" or the "Company" are to T-Rex Oil, Inc. and its subsidiaries.

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

Our approach is to acquire Proven Developed Producing properties.   The ideal candidate will also include Proven Undeveloped well sites, which should supply upside development potential ("running room.")  Specifically, properties that have the advantage of having established producing oil and/or natural gas wells that have drillable offset locations and have wells that may be shut-in but are candidates for re-working or re-completion, are high priority acquisition targets.

Our acquisition strategy includes taking older wells that are shut in or have lower production results and applies new and existing technologies to work-over and/or recomplete so as to increase production and ultimate recovery.  Technologies to be deployed include 3-D seismic imaging to target undeveloped areas of the reservoir that contain remaining primary reserves; horizontal drilling to increase recoveries; as well as secondary and tertiary recovery methods to increase produced reserves.

In line with that strategy on March 28, 2015, we closed on the acquisition of Western Interior Oil & Gas Corp ("Western Interior"), as our wholly-owned subsidiary.  Western Interior has producing and developmental oil and gas properties in southwest central Wyoming.

During the remainder of 2015, management intends to focus efforts on not only the exploration of existing properties, but also additional acquisitions to grow production.

Financing Efforts

On April 26, 2015, we entered into a Subscription Agreement for the purchase of shares of its restricted common stock pursuant to Regulation S.  As of August 10, 2015, we have received $1,200,000 in funds and are obligated to issue 558,140shares of its restricted common stock.  The Company intends to use such funds to support ongoing operations.

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

Results of Operations

Results of Operations For The Three Months Ended June 30, 2015 Compared To The Three Months Ended June 30, 2014

Overview.  During the three months ended June 30, 2015, the Company recognized a net loss of $690,953 compared to a net loss of $325,642 for the three months ended June 30, 2014.  The increase of $365,311 is a result of the increase in operational activities and the acquisition of Western Interior.  Discussions of individually significant line items follow:

Revenues:  During the three months ended June 30, 2015, the Company recognized revenues of $163,911.  During the three months ended June 30, 2014, the Company did not recognize revenues from its oil and gas operational activities.  During the three months ended June 30, 2105, the Company sold approximately 3,921 barrels of oil at an average price of $41.80 per barrel during the period.  Management expects to see increases in its productions numbers as work on producing wells continues.

Operating Expenses:  During the three months ended June 30, 2015, the Company had an increase of $473,354 in total operating expenses.  The increase was a result of the Company's increased operational activity and its acquisition of Western Interior.

General and administrative expenses increased from $259,911 during the three months ended June 30, 2014 to $615,780 during the three months ended June 30, 2015.  The increase of $355,869, was a result of increases in the Company's audit and legal fees during the period as a result of the Western Interior acquisition, along with increases in compensation.

The Company did recognize a decrease of $105,809 in exploration expenses as a result of focusing efforts on existing producing wells, rather than new drilling activities.

Liquidity and Capital Resources

We have incurred a net loss of $690,953 and have had a limited operating history.

On April 26, 2015, we entered into a Subscription Agreement for the purchase of shares of its restricted common stock pursuant to Regulation S.  As of August 10, 2015, we have received $1,200,000 in funds, in exchange for 558,140 shares of our restricted common stock.  The Company intends to use such funds to support ongoing operations.

The Company will need substantial additional capital to support its proposed future energy operations. We have only begun to recognize revenues in this quarter and they are not sufficient to support operations. The Company has no committed source for any funds but as of June 30, 2015, we have $777,420 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan or may never achieve sales sufficient to support our operations.

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

The Company used cash flows in operations of $515,050 during the three months ended June 30, 2015 that was adjusted by non-cash items including: depreciation and amortization of $144,648, and equity based compensation of $21,373.

The Company used cash flows in investing activities of $29,651 during the three months ended June 30, 2015 that was primarily comprised of: additions to oil and gas properties of $123,877, loan to affiliate, net of repayments of $25,000, proceeds from the sale of mineral interest of $30,000 and additions to other assets of $39,226.

The Company was provided cash flows from financing activities of $685,579 during the three months ended June 30, 2015 from $662,500 from the sale of restricted common stock and $23,079 from proceeds of notes payable.

Promissory Notes

The Company at June 30, 2015 owed five promissory notes in the amount of $1,598,417 as part of agreements relative to the repurchase of 33,085 shares of Western Interior common stock owned by dissident shareholders and these notes are collateralized by certain oil and properties of Western Interior.

On August 1, 2015, the Company and one of the note holders relative to the purchase by the Company of certain Western Interior shares of common stock on March 31, 2015 entered into an agreement to settle the amount owed under their promissory note. As such, the parties agreed the amount owed on such promissory note by the Company shall be reduced from $768,175 to $393,795 and the difference of $374,380 is considered a reduction in the purchase price of the Western Interior common stock paid by the Company. In addition, the parties agreed the $393,795 shall be paid in full effective August 1, 2015 by the transfer to the note holder of certain oil and gas properties owned by Western Interior.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures on August 31, 2015. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $347,376 at June 30, 2015.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Critical Accounting Policies

Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, in Item 7 - Management's

Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Financial Statements and Supplementary Data.  Additional disclosures are provided in Notes to Consolidated Financial Statements (unaudited) which are included in Item 1 - Consolidated Financial Statements to this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4.  Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of June 30, 2015, that our disclosure controls and procedures were not effective.

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  As of June 30, 2015 and as determined in the fiscal year ended March 31, 2015, the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company's internal control over financial reporting as of June 30, 2015 was not effective.

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

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.  However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended March 31, 2015, which risk factors are incorporated herein by this reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2015 through June 30, 2015, the Company made the following issuances of its equity securities.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
April 2015 (1)	Common Shares	5,000	$12,500	Business Associates
April - June 2015 (2)	Common Shares	302,238	$302,238	Business Associate/ Existing Shareholder
April 2015 (1)	Warrant	250	Services	Business Associates

Exemption from Registration Claimed

(1) The above issuances by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act").  The  parities  that purchased the unregistered securities was known  to  the  Company  and  its  management,   through  pre-existing  business relationships and as a long standing  business  associate.  The purchasers  were  provided  access  to  all  material  information,  which  they requested,  and all  information  necessary to verify such  information and was afforded access to management of the Company in connection with their purchase. The purchasers of the unregistered securities acquired such security for investment and not with a view toward distribution, acknowledging such intent to the Company.  The certificate or agreement  representing  such securities that was issued contained a restrictive legend,  prohibiting further transfer of the certificate or agreement representing such security, without such security either being first  registered  or  otherwise  exempt from  registration  in any further resale or disposition.

(2) The above issuance by the Company of its unregistered securities was made by the Company in reliance upon Regulation S of the 1933 Act.  The party that purchased the unregistered securities was known to the Company and its management, through a pre-existing business relationship.  The purchaser was provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to management of the Company in connection with their purchase. The purchasers of the unregistered securities acquired such security for investment and not with a view toward distribution, acknowledging such intent to the Company.  The certificate or agreement  representing  such securities that was issued contained a restrictive legend,  prohibiting further transfer of the certificate or agreement representing such security, without such security either being first  registered  or  otherwise  exempt from  registration  in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  MINE AND SAFETY DISCLOSURE

NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No	Description of Exhibits

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document(*)
101.SCH	XBRL Taxonomy Extension Schema Document(*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(*)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(*)

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-REX OIL, INC.

Dated: August 17, 2015	By:/s/ Donald Walford
Donald Walford, Chief Executive Officer & Acting Chief Accounting Officer