Form 10-K/A
period 2015-03-31
T-REX OIL, INC.
filed 2015-09-15
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Registrant's telephone number, including area code:
(720)502-4483

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[_]	No	[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[_]

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

Yes	[x]	No	[_]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

T-Rex Oil, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on  July 16, 2015 for the purpose of revising Item 2 - Properties, Item 8 - Financial Statements and Supplementary Data and Item 15 - Exhibits. All other information in this filing speaks as of the original date of the filing.

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

Western Interior Oil & Gas Corporation Acquisition

On February 24, 2015, we entered into a Share Exchange Agreement with Western Interior Oil & Gas Corporation ("Western Interior") and the shareholders of Western Interior.  Under the Share Exchange Agreement we exchanged shares of our common stock for 83% of the issued and outstanding common stock of Western Interior. The acquisition was closed on March 28, 2015 and effective March 31, 2015.  At the time of closing, we issued 7,465,168 shares of our restricted common stock in exchange for shares of Western Interior.  In addition, we have agreed to appoint two nominees of Western Interior to our Board of Directors at a future date.

On March 31, 2015, we entered into an amendment to the Share Exchange Agreement whereby we assumed certain repurchase agreements between Western Interior and its dissident shareholders and as a result acquired the remaining 17% of Western Interior. As part of these agreements, we assumed certain promissory notes issued to the dissenting shareholders in the total amount of $1,770,047 that are collateralized by Western Interior's assets. As a result, Western Interior has become a wholly-owned subsidiary of the Company.

ORGANIZATIONAL STRUCTURE

Part of our strategy includes the use of partnerships to not only own individual projects, but to handle the drilling, completion, operation and raising of capital for the funding of such prospects.  The Company or one of its subsidiaries will then handle the operation and management of the partnership.  T-Rex Oil LLC #1 is one such partnership that is managed and operated.

Terex Energy Corp

Terex was incorporated in the State of Colorado in February 2014. Terex has interests in oil and gas properties. Prior to the share exchange with T-Rex, Terex had acquired interests in oil and gas prospects and properties discussed herein. Terex also is an operator of oil and gas properties and as such operates the various properties owned by the Company and its subsidiaries.

T-Rex Oil LLC #1

T-Rex Oil LLC #1 ("T-Rex #1") is a Colorado limited liability company organized in December 2014.  Terex is the Manager of T-Rex #1 and is the operator of the Sioux County, Nebraska project.

Western Interior Oil and Gas Corporation.

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

We intend to achieve success through the following:

  Build a Portfolio of Low-Risk, High-Return O&G Assets in the Rocky Mountain Region

  Acquire, Explore & Develop Assets to Reach an Annual Production Rate of 500 to 1,000 Bbls per Day in 2015

  Utilize Scalable Financial Model to Drive Top- And Bottom-Line Results

  Leverage Expertise of the Leadership Team to Build a Strong Track Record

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

Montana
Wyoming
Firebrick
East Polecat
Cody
Big
Horn
Basin
Meeteetse "Deep"
Rawhide
Adam
Baird Peak
Powder
River
Basin
Gillette
Jackson
Burke Ranch
Cole Creek
Wind River Basin
Casper
S. Kirby Draw
Government Bridge - Tipps
Greater
Green River
Basin
Rock
Springs
Evanston
Hanna
Basin
Horne Brothers
Little Medicine Bow
Overland Dome
Elk Mountain
Overland Trail
D-J Basin
McPherson Springs
Cheyenne
Utah

Wyoming

As part of the acquisition of Western Interior Oil and Gas Corporation, we acquired approximately 15,896 gross acres spread across the Big Horn Basin, the Wind River Basin and south central Wyoming.

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

Meeteetse "Deep" - This is an opportunity to develop a large Phosphoria-Tensleep oil field.  This is the largest project in the Western Interior portfolio.  In mid-2008, the Carter 1 discovery well was re-entered and recompleted in the Phosphoria formation to restore production.  Extensive testing and analysis have established Phosphoria 2P reserves on the 240 acre lease block.

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

The Cole Creek Lease covers approximately 7,000 acres and is located 20 miles to the northeast of Casper, Wyoming.  The lease includes 7 existing well bore.  Currently, these are not producing and cannot be worked on.  We intend to drill 3 development wells in late 2016 or early 2017, depending upon the availability of financing. Contingent on the results of those 3 wells, additional wells may also be drilled.

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

We have development of the project through T-Rex #1.

Oil Well Development

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

  Water injection well has been drilled and cased with 7 inch pipe.

  Management believes the well is capable of disposing of up to 11,000 barrels of water per day.

We intend to continue to develop plans for the water disposal facility.

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

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses.  Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities.  Each officer and director of our business may be engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors, to our business will be up to 40 hours per week.    Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

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

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses, and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and present value of our reserves. See Part I, Item 2 for information about our estimated crude oil and natural gas reserves, PV-10, and Standardized Measure of discounted future net cash flows as of March 31,  2015.

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

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay.  Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

•         Variations in our quarterly operating results;

•         Loss of a key relationship or failure to complete significant transactions;

•         Additions or departures of key personnel; and

•         Fluctuations in stock market price and volume.

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

Reserves

The following table sets forth our estimated net proved reserves as of March 31, 2015 based upon the reserve report dated August 21, 2015.  All such reserves are attributable to those located in Fremont, Hot Springs and Park Counties in Wyoming, which are part of the Western Interior acquisition and these include the Baird, Meeteetse, Rawhide and Kirby Draw Southfield projects.

	Oil Reserves (MBbls)
	2015
Estimated Proved Reserves Data:	Gross (100%)	Net
Proved developed proving (PDP)	267.2	103.8
Proved developed non-producing (PDNP)	0.0	0.0
Total Developed	267.2	103.8

Proved undeveloped reserves (PUD)	513.1	384.3
Total Proved Reserves	780.4	488.1

Estimated Probable Reserve Data:
Probable developed	31.9	26.2
Probable undeveloped	1,059.0	699.3
Total Probable Reserves	1,090.9	725.5

Estimated Possible Reserves Data:
Possible undeveloped	903.9	587.9

Proved developed oil reserves are reserves that can be recovered through existing wells with existing equipment and operating methods.

Proved undeveloped oil reserves represent approximately 79% of our total net proved reserves.  Proved undeveloped oil reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances.  All proved undeveloped locations in our August 21, 2015 Reserves Report are included in our development plan and are scheduled to be drilled within five years from their initial proved booking date. We have evaluated the proved undeveloped drilling plan using the Company's current budget price deck and determined that the internally generated cashflows when combined with capital that the Company intends to raise over the next five years would sufficiently fund the proved undeveloped development program for these properties. The technologies being used to establish our proved reserves are a combination of pressure performance, geologic mapping, offset productivity, electric logs, and production data.  The exceptions to the fulfillment of the proved undeveloped development program would be the further deterioration of oil prices or our inability to raise sufficient capital to fully complete our development program.

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

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Charles A. Smith and Mr. Shane M. Howell.  Mr. Smith, a Licensed Professional Engineer in the State of Texas (No. 100560), has been practicing consulting petroleum engineering at NSAI since 2006 and has over 5 years of prior industry experience.  He graduated from University of Missouri-Rolla (Missouri University of Science & Technology) in 2000 with a Bachelor of Science Degree in Petroleum Engineering.  Mr. Howell, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 11276), has been practicing consulting petroleum geoscience at NSAI since 2005 and has over 7 years of prior industry experience.  He graduated from San Diego State University in 1997 with a Bachelor of Science Degree in Geological Sciences and in 1998 with a Master of Science Degree in Geological Sciences.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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
Wyoming (3)
Big Horn Basin	4,677	3,728	530	180	-	-	-	-
Wind River Basin	303	26	4,390	439	-	-	-	-
South Central	-	-	5,995	4,3450	-	-	-	-
Cole Creek	-	-	4,000	2,039	-	-	-	-
Burke Ranch	-	-	4,837	4,837	-	-	-	-
Nebraska (4)
Sioux County	80	80	160	160	-	-	-	-
Kimball County	40	26	-	-	-	-	-	-
Utah (5)
Covenant Mondo	-	-	3,995	559	-	-	-	-
Total	5,100	3,860	23,907	12,563	-	-	-	-

(1)     "Gross" means the total number of acres in which we have a working interest.

(2)     "Net" means the sum of the fractional working interests that we own in gross acres.

(3)     Approximately 5,488 gross of the total 10,915 undeveloped gross acres at the Big Horn Basis, Wind River Basin and South Central Basin are held through leases that have a term.  The remaining gross acres are held by leases with terms expiring in 2020.

The 4,000 gross undeveloped acres at Cole Creek are held by production and the 4,837 gross acres at Burke Ranch have terms and are also held by production.

(4)      The 160 acres are held by production.

(5)     The undeveloped acres at Covenant Mondo are held by production and two wells were drilled during the year ended March 31, 2015, both wells were dry holes.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of March 31, 2015 and 2014:

	2015				2014
	Oil Wells		Natural Gas Wells		Oil Wells		Natural Gas Wells
	Gross(1)	Net(2)	Gross	Net	Gross	Net	Gross	Net
Wyoming
Big Horn Basin	6	6	-	-	-	-	-	-
Wind River Basin	5	0.39	-	-	-	-	-	-
South Central	-	-	-	-	-	-	-	-
Cole Creek	-	-	-	-	-	-	-	-
Burke Ranch(3)	4	4	-	-	-	-	-	-
Nebraska			-	-	-	-	-	-
Sioux County	1	1	-	-	-	-	-	-
Kimball County	1.65		-	-	-	-	-	-
Utah			-	-	-	-	-	-
Covenant Mondo	-	-	-	-	-	-	-	-
Total	17	12.04	-	-	-	-	-	-

(1)     "Gross" means the total number of wells in which we have a working interest.

(2)     "Net" means the sum of the fractional working interest that we own in gross wells.

(3)     The oil wells at Burke Ranch are not included in the Reserve Report, dated August 21, 2015.  These oil wells were not included as they are not in mechanical working order.  During the summer and fall of 2015, the Company intends to begin repairs to these wells to bring them unto production in the latter half of the fiscal year ended March 31, 2016.

Drilling Activity

The Company's operational activities are focused on re-work of existing wells for production purposes.

During the year ended March 31, 2015, the Company recognized $1,360,119 in exploration expense to drill two wells in the Covenant Mondo project.  Both wells were dry holes.

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

Shareholders of Western Interior Oil & Gas Corporation

(1)     In December 2014, as part of the acquisition of Terex by T-Rex, the 371,004 shares issued to and held by Terex were returned to T-Rex and cancelled.

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

RESULTS OF OPERATIONS

For the Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

During the years ended March 31, 2015 and 2014, the Company did not recognize any revenues from its oil and gas operations.  The Company as a result of the Western Interior acquisition has begun to recognize revenues during the first quarter of the fiscal year ended March 31, 2016 and intends to grow revenue through its acquisition strategy.

During the year ended March 31, 2015, the Company recognized total operating expenses of $11,043,602 compared to $13,431 during the year ended March 31, 2014.  The increase of $11,030,171 was primarily a result of increased operational activity resulting from our acquisition of Terex in December 2014. The primary component of operating expenses was the $7,814,365 asset impairment which included the impairment of goodwill in the amount of $7,780,336 as part of the Western Interior acquisition. This is a one-time charge.  In addition, we incurred exploration expense of $1,444,742 that included the cost in the amount of $1,360,119 for the drilling of two wells dry holes in Utah. During the year ended March 31, 2015, we incurred general and administrative expenses of $1,744,263, consisting of $969,707 in equity based compensation.

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

During the year ended March 31, 2015, we used $884,951 in operations.  During the year ended March 31, 2015, we incurred a net loss of $11,043,541 that was reconciled for non-cash items consisting of $10,143 in depreciation and amortization, a $1,360,119 dry hole expense and a $7,814,365 impairment charge and equity based compensation of $969,707.

During the year ended March 31, 2014, we used $9,590 in operations.  During the year ended March 31, 2014, we recognized a net loss of $13,431, which was reconciled for non-cash items consisting of $3,710 in equity based compensation.

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

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit was to mature in May 2015, but has been extended. Annual interest is at prime plus 2.50% with a floor of 7%. The Company owes $144,275 at March 31, 2015.

Capital Contributed and Installment Debt

The Company in November 2014 borrowed $17,228 from unrelated parties to finance their insurance policies. The unsecured notes are repaid at $2,797 per month including interest at the rate of 5.81% per annum. The Company owes $20,630 at March 31, 2015.

During the year ended March 31, 2015, we sold 20,000 shares of restricted common stock as part of a private placement for $50,000 in cash or $2.50 per share.

During the year ended March 31, 2015, prior to our acquisition of Terex, shareholders of Terex as part of a private placement contributed cash in the amount of $2,195,700 in exchange for 2,195,700 shares of Terex common stock valued at $1.00 per share. In addition, shareholders of Terex contributed services that were expensed valued at $950,000 in exchange for 950,000 shares of Terex.

Short Term

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of T-Rex Energy, Inc. for the years ended March 31, 2015 and 2014 for the, appear as pages 46 through 72 at the end of the document.

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

Effective August 19, 2014, Messers. Al "Sid" Overton and Mathijis van Houweninge resigned as directors of the Company.

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

Biographical Information

DONALD WALFORD, Age 69, Chairman and CEO

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

Conflicts of Interest - Corporate Opportunities

Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to T-Rex business opportunities which come to their attention.  The Company's officers and directors do, however, have a fiduciary duty of loyalty to T-Rex to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

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

Under the 2014 Stock Incentive Plan, the board of directors may grant options or rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the board of directors, except that the term of the options shall not exceed ten years. A total of 2 million shares of our common stock are subject to the 2014 Stock Incentive Plan. The shares issued for the 2014 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended March 31, 2015, there were 35,000 options granted under the 2014 Stock Incentive Plan and no options were expired or exercised. At March 31, 2015, there were 35,000 options issued and outstanding under the 2014 Stock Incentive Plan.

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

 As a result of the acquisition of Terex by T-Rex, the Change in Control clause in Messers. Walford, Heim and Nicolaysen's employment agreements was activated.  All have agreed to waive such clause as it pertains to the change of control event of Terex by T-Rex.

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

The following table sets forth certain information concerning compensation paid to the Company's directors during the fiscal year ended March 31, 2015:

DIRECTORS' COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Donald	212,000	-	-	-	-	10,594	222,594
Walford(1)

Martin	108,592	-	115	-	-	1,350	110,027
Gottlob (1)

Jon	127,500	750,000	-	-	-	106	177,494
Nicolaysen (1)

Jeffrey	$ 22,850	-	47,006	-	-	-	69,856
Bennett(2)

(1)  Mr. Walford's, Gottlob's and Nicolaysen's, compensation as discussed in the table above and in this footnote were paid for their services as officers of the Company as discussed in the Executive Compensation table.

(2)   In August 2014, Mr. Bennet was issued a warrant exercisable for 14,286 shares of common stock of T-Rex and was valued at $47,006.

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

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Owner Common Stock	Warrants and/or Options	Percent of Common Stock Issued and Outstanding (1)
Donald Walford, Chief Executive Officer & Chairman	1,080,000	-	7.06%

Martin Gottlob, VP of Geology & Director (2)	750,000	100,000	4.9%

Jon Nicolaysen, Executive VP & Director	1,050,000	-	6.86%

Jeffrey Bennett, Director (3)	-	14,285	-0-%

Schwaben Kapital GmbH	1,480,152	-	9.6%

Eckhardt Huber-Flotho (4)	1,849,698	-	12.09%

RMI GmbH (5)	1,983,256	-	12.96%

Rainer Mayerhofer (5)	431,505	-	2.82%

All Directors and Executive Officers as
a Group (4 persons)	2,888,000	114,285	18.88%

 * The Address for the above individuals and entities is c/o T-Rex Oil, Inc., 520 S. Zang Street, Suite 250, Broomfield, Colorado 80021.

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

Equity Issuances to Officers and Directors

Year Ended March 31, 2015

In August 2014, Mr. Nicolaysen, an officer and director of Terex was issued 750,000 shares of the common stock of Terex for services with a value of $750,000 that were expensed.  Such shares were exchanged for shares of T-Rex as part of the acquisition of Terex by T-Rex.  In addition, Mr. Nicolaysen, a director and officer of T-Rex, returned to T-Rex an option exercisable for 7,142 shares of common stock.  T-Rex cancelled such option.

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

Name	Number of Shares	Value of Shares at Issuance
Donald Walford	1,100,000	$1,100
Martin Gottlob	750,000	$750
Allen Heim	750,000	$750

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

Purchase of Sioux and Kimball County, Nebraska Properties

On September 20, 2014, Terex entered into a Purchase and Sale Agreement with Allen Heim, Pamela Heim and Marlin C. Heim including Allen Heim who was at the time an officer and director of Terex and Pamela Heim who is the wife of Allen Heim (the "Heims") to purchase certain oil and gas leases and a well bore in Sioux County, Nebraska, in exchange for certain consideration. As part of the consideration, the Heims received cash of $50,000 and warrants to acquire 400,000 shares of Terex's common stock at $1.00 per share.  The warrants at the time of purchase were valued at $325,798.  However, since the Heims are considered related parties the oil and gas leases and well bore were recorded at the historical costs of the Heims or $278,000. As part of the T-Rex - Terex acquisition, the warrants have been re-issued and are exercisable for shares of T-Rex.

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

The following table represents aggregate fees billed to the Company for the years ended March 31, 2015 and 2014.  The fees paid in 2014 were paid and expensed by T-Rex prior to the acquisition of Terex as of December 22, 2014 and as a result do not show in the historical financial statements of the Company.

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

Number	Description

3.1	Amended and Restated Articles of Incorporation of Rancher Energy Corp	(1)
3.2	Certificate of Correction	(2)
3.3	Amended and Restated Bylaws of Rancher Energy Corp	(9)
3.4	Articles of Merger, by and between Rancher Energy Corp and T-Rex Oil, Inc.	(8)
3.5	Statement of Merger	(8)
3.6	Article of Incorporation of T-Rex Oil, Inc.	(8)
3.7	Articles of Incorporation of Terex Energy Corporation	(11)
3.8	Amendment to the Articles of Incorporation of Terex Energy Corporation, dated February 2007	(11)
3.9	Articles of Incorporation of Western Interior Oil & Gas Corporation	(11)
3.10	Amendment to the Article of Incorporation of Western Interior Oil & Gas Corporation, dated April 2007	(11)
3.11	Amendment to the Articles of Incorporation of Western Interior Oil & Gas Corporation, dated May 2007	(11)
4.1	Form of Non-Qualified Stock Option Agreement	(4)
4.2	2014 T-Rex Oil, Inc. Stock Option and Award Plan	(11)
10.1	Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated September 30, 2013	(5)
10.2	Settlement Agreement and Mutual Release between Rancher Energy Corp. and PetroShare Corp. dated as of May 5, 2014	(6)
10.3	Securities Purchase Agreement by and between Rancher Energy Corp. and Terex Energy Corp as of August 19, 2014	(7)
10.4	Share Exchange Agreement between T-Rex Oil, Inc. and Western Interior Oil & Gas Corp & Its Shareholders dated February 25, 2015	(10)
10.5	Share Exchange Agreement between T-Rex Oil, Inc. and Terex Energy Corp as of December 22, 2014	(11)
23.1	Consent of Independent Petroleum Engineers and Geologists	Filed Herewith
31.1	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
99.1	Reserve Report, dated August 21, 2015	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith(12)
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith(12)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith(12)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith(12)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith(12)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith(12)

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

(10)Incorporated by reference from the exhibits included in the Company's Current Report on Form 8-K dated February 24, 2015.

(11)Incorporated by reference from the exhibits included in the Company's Current Report on Form 10-K, dated July 16, 2015.

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

On February 24, 2015, the Company entered into a Share Exchange Agreement with Western Interior Oil & Gas Corporation, a Wyoming private oil and natural gas company ("WIOG") and the shareholders of WIOG.  Under the Share Exchange Agreement the Company exchanged 7,465,168 shares of its restricted common stock for 170,878 shares of the issued and outstanding common stock of WIOG thereby owning 83% of WIOG. The acquisition was closed on March 28, 2015 and became effective March 31, 2015. In addition, the Company agreed to appoint two nominees of WIOG to the Company's Board of Directors at a future date. On March 31, 2015, the Company entered into an amendment to the Share Exchange Agreement whereby the Company assumed certain repurchase agreements between WIOG and its dissident shareholders and as a result acquired the remaining 17% of WIOG. As part of these agreements, the Company assumed certain promissory notes issued to the dissenting shareholders in the total amount of $1,770,047 that are collateralized by WIOG assets. As a result, WIOG has become a wholly-owned subsidiary of the Company.  See Note 2 - Summary of Significant Accounting Policies - Principles of Consolidation.

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

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value.  When impairment occurs, a loss is recognized.  When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended March 31, 2015 and 2014, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained.  A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property.  A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $8,010,789 and $19,564 at March 31, 2015 and 2014, respectively.

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

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through March 31, 2015, the Company has not been involved in any unconsolidated SPE transactions.

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

Effective March 31, 2015, the Company acquired Western Oil and Gas Corporation and as a result realized goodwill in the amount of $7,780,336. Thus, due to the significance of this event, goodwill was tested under ASC 360 as to its recoverability. Therefore, goodwill is recorded at fair value if impairment is required under the accounting guidance. The Company uses Level 2 inputs and the income valuation techniques of undiscounted oil and gas future net cash flows to measure the fair value of goodwill and thus the model forecast using standard pricing as defined by the Securities and Exchange Commission by the independent engineers of

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Netherland, Sewell & Associates, Inc. As such, the Company's goodwill was fully impaired during the year ended March 31, 2015 in the amount of $7,780,336 and reported in the consolidated statement of operations.

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

Note 6 - Debt

Promissory Notes

The Company at March 31, 2015 assumed five promissory notes in the amount of $1,770,047 as part of agreements relative to the repurchase of 33,085 shares of WIOG common stock owned by dissident shareholders and these notes are collateralized by securities interests in and assignment of production payments of certain oil and properties of WIOG. The notes are repaid at the rate of $349,650 per month beginning May 15, 2015 including interest at the rate of 3.5% per month.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit was to mature in May 2015 but has been extended. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $144,275 at March 31, 2015.

Installment Notes

The Company in November 2014 borrowed $17,228 from unrelated parties to finance their insurance policies. The unsecured notes are repaid at $2,797 per month including interest at the rate of 5.81% per annum. The Company owes $20,630 at March 31, 2015.

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

Additional Paid-in Capital

During the year ended March 31, 2015, shareholders of Terex as part of a private placement contributed cash in the amount of $2,195,700 in exchange for 2,195,700 shares of Terex restricted common stock valued at $1.00 per share. In addition, shareholders of Terex contributed services valued at $950,000 in exchange for 950,000 shares of Terex restricted common stock that were expensed including 750,000 shares to a related party. See Note 10 - Related Party Transactions.

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

On December 22, 2014, T-Rex acquired 100% of the outstanding common stock of Terex and Terex did not have a change of control event under IRC section 382. Terex has net operating loss carryforwards of approximately $425,000 which will begin to expire in 2034.

The tax years that remain open to examination by the IRS are years 2011 through 2014. Due to the Company's net operating loss carryforwards, the IRS may also adjust the amount of loss realizable under examination back to the year 2007.

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

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

Amount
3/31/16	$55,283
3/31/17	55,667
3/31/18	18,647
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

Estimates of the Company's crude oil and natural gas reserves and present values at March 31, 2015 were prepared by Netherland, Sewell & Associates, Inc., independent reserve engineers.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Oil And Gas Reserves

The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at March 31, 2015.  The Company did not own any properties during the year ended March 31, 2014.

Net Proved Developed And Undeveloped Oil Reserves - (UNAUDITED):

Natural
	Oil	Gas
	(MBbls)	(MMcf)

Estimated proved reserves
at April 1, 2014	-	-
Purchase of proved reserves [1]	488	-
Extensions and discoveries	-	-
Production	-	-
Disposition of properties	-	-

Estimated proved reserves
at March 31, 2015	488	-

 Net Proved Oil And Gas Reserves Consisted Of The Following At March 31, 2015:

Oil (MBbls)
Proved developed reserves:
March 31, 2015	104

Proved undeveloped reserves:
March 31, 2015	384

Base pricing, before adjustments
for contractual differentials:	$/bbl WTI posted
March 31, 2015	$79.21

[1] The Company purchased Western Interior Oil and Gas Corporation at March 31, 2015.

T-REX OIL, INC. AND SUBSIDIARIES

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Results Of Operations For Oil And Gas Producing Activities For The Years Ended March 31, 2015 and 2014:

During the year ended March 31, 2014, the Company did not own any oil and gas properties and did not have any results of operations from such activities.

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

The discounted future net cash flows related to total proved oil and gas reserves at March 31, 2015:

March 31, 2015
Future cash inflows	$ 31,609
Less future costs:
Production	15,944
Development and abandonment	6,667
Income taxes [1]	-
Future net cash flows	8,998
10% discount factor	(6,577)
Standardized measure of discounted
future net cash flows	$ 2,421

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

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Changes in Discounted Future Net Cash Flows

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows for total proved reserves during the year ended March 31, 2015:

March 31, 2015
Beginning of the period	$ -
Purchase of reserves	2,421
Changes in costs and prices	-
Extension and discoveries	-
Sales of oil and natural gas produced
during the period, net of production costs	-
Timing and other considerations	-

End of period	$ 2,421

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REX OIL, INC.

Dated: September 15, 2015
By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer
(Principal Executive Officer & Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 15, 2015
T-REX OIL, INC.

/s/ Donald Walford
Donald Walford, Director

/s/ Jon Nicolaysen
Jon Nicolaysen, Director

/s/ Martin Gottlob
Martin Gottlob, Director

/s/ Allen Heim
Allen Heim, Director