Form 10-Q
period 2015-09-30
T-REX OIL, INC.
filed 2015-11-16
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 14, 2015, T-Rex Oil, Inc. has 15,918,677 shares of $0.001 par value common stock outstanding.

ITEM 1.   FINANCIAL STATEMENTS

T-Rex Oil, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$489,388	$636,542
Accounts receivable, trade	25,299	35,660
Loan to affiliate	28,000	50,000
Prepaids	26,443	46,938
Total current assets	569,130	769,140

Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	9,364,226	10,003,625
Unproved	7,830,877	8,087,991
Other	394,697	396,355
Total property and equipment	17,589,800	18,487,971
Less accumulated depreciation, depletion, amortization and accretion	3,223,876	3,000,940
Net property and equipment	14,365,924	15,487,031

Other assets
Deposits and other assets	275,564	294,715
Total other assets	275,564	294,715

Total assets	$15,210,618	$16,550,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$564,183	$660,901
Asset retirement obligations, current	169,126	163,389
Notes payable	791,158	1,934,953
Total current liabilities	1,524,467	2,759,243

Long-term liabilities
Asset retirement obligations, net of current	290,865	295,905

Total liabilities	1,815,332	3,055,148

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value, 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common shares, $0.001 par value, 275,000,000 shares authorized;
15,918,677 and 15,295,025 shares issued and outstanding at
September 30, 2015 and March 31,2015, respectively	15,919	15,295
Additional paid in capital	25,927,037	24,537,415
Accumulated deficit	(12,547,670)	(11,056,972)
Stockholders' equity	13,395,286	13,495,738

Total liabilities and stockholders' equity	$15,210,618	$16,550,886

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
(Unaudited)

	Consolidated
	Statement of	Statement
	Operations for the	of Operations for the
	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Revenues
Oil and gas sales	$124,183	$-
Total revenues	124,183	-

Operating expenses:
Lease operating expense	63,658	-
Production taxes	43,066	-
General and administrative expense	527,003	963,166
Asset impairment	-	27,368
Explorations expense	-	13,216
Depreciation, depletion, amortization and accretion	320,932	723
Total operating expenses	954,659	1,004,473

Loss from operations	830,476	1,004,473

Other income (expense)
Interest expense	(13,413)	-
Gain on disposition of assets	44,100	-
Interest income	43	-

Total other income (expense)	30,730	-

Loss before income taxes	(799,746)	(1,004,473)

Income taxes	-	-

Net loss	(799,746)	(1,004,473)

Less: net loss attributable to
non-controlling interest		11,977

Net loss attributable to common stockholders	$(799,746)	$(992,496)

Net loss per common share
Basic and diluted	$(0.05)	$(1.90)

Weighted average number
of common shares	15,814,088	527,967

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
(Unaudited)

	Consolidated
	Statement of	Statement
	Operations for the	of Operations for the
	Six Months Ended	Six Months Ended
	September 30, 2015	September 30, 2014
Revenues
Oil and gas sales	$288,094	$-
Total revenues	288,094	-

Operating expenses:
Lease operating expense	137,298	-
Production taxes	48,616	-
General and administrative expense	1,142,783	1,223,077
Asset impairment	-	27,368
Exploration expense	(40,622)	78,403
Depreciation, depletion, amortization and accretion	465,580	1,267
Total operating expenses	1,753,655	1,330,115

Loss from operations	1,465,561	1,330,115

Other income (expense)
Interest expense	(69,374)	-
Gain on disposition of assets	44,100	-
Interest income	137	11

Total other income (expense)	(25,137)	11

Loss before income taxes	(1,490,698)	(1,330,104)

Income taxes	-	-

Net loss	(1,490,698)	(1,330,104)

Less: net loss attributable to
non-controlling interest	-	11,977

Net loss attributable to common stockholders	$(1,490,698)	$(1,318,127)

Net loss per common share
Basic and diluted	$(0.10)	$(3.03)

Weighted average number
of common shares	15,581,166	435,723

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Preferred Shares		Common Shares		Additional		Total
	$.001 Par Value		$.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, April 1, 2015	-	$-	15,295,025	$15,295	$24,537,415	$(11,056,972)	$13,495,738
Sale of shares for cash at $2.15 per share	-	-	604,652	605	1,299,395	-	1,300,000
Sale of shares for cash at $2.50 per share	-	-	11,000	11	27,489	-	27,500
Issuance of shares for debt	-	-	8,000	8	19,992	-	20,000
Equity based compensation	-	-	-	-	42,746	-	42,746
Net loss for the period	-	-	-	-	-	(1,490,698)	(1,490,698)
BALANCES, September 30, 2015	-	$-	15,918,677	$15,919	$25,927,037	$(12,547,670)	$13,395,286

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

(Unaudited)

	Consolidated
	Statement of		Statement
	Cashflows for the		of Cashflows for the
	Six Months Ended		Six Months Ended
	September 30, 2015		September 30, 2014
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(1,490,698)		$(1,318,127)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Non-controlling interest	-		(11,977)
Depreciation, depletion, amortization and accretion	465,580		1,267
Immpairment of asset	-		27,368
Issuance of shares for services	-		425,000
Gain on disposition of assets	(44,100)		-
Equity based compensation	42,746		10,728
Changes in:
Accounts receivable, trade	10,361		-
Prepaids and lease deposits	20,495		(405,569)
Accounts payable and accrued liabilities	(50,921)		191,067

Net cash (used in) operating activities	(1,046,537)		(1,080,243)

INVESTING ACTIVITIES
Additions to oil and gas properties	(136,225)		(289,864)
Additions to non oil and gas properties	(8,000)		-
Loans to affiliates, net of repayments	22,000		-
Acquisition of Rancher Energy Corp, cash acquired	-		1,233,162
Proceeds from sale of mineral interest	30,000		-
Additions to other assets	39,188		(111,585)

Net cash (used in) investing activities	(53,037)		831,713

FINANCING ACTIVITIES
Shareholders' cash contributions	-		2,165,700
Sale of common shares	1,327,500		-
Repayment of notes payable	(375,080)		-

Net cash provided by financing activities	952,420		2,165,700

NET CHANGE IN CASH	(147,154)		1,917,170

CASH, Beginning	636,542		165,715

CASH, Ending	$489,388		$2,082,885

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Issuance of shares for property	$-		$575,000
Issuance of shares for debt	$20,000	$
Transfer of property for debt	$393,795		$-
Interest paid	$65,114		$-
Income taxes paid	$-		$-

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

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

September 30, 2015

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying statement of operations and the statement cash flows for the three and six months ended September 30, 2014 includes only the accounts of Terex Energy Corporation. The accompanying consolidated balance sheets at September 30, 2015 and March 31, 2015 and the consolidated statements of operations for the three and six months ended September 30, 2015 and the consolidated statement of cash flows for the six months ended September 30, 2015 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc. and Western Interior Oil and Gas Corporation. All intercompany balances have been eliminated during consolidation.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value.  The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"), although such deposits are in excess of the insurance coverage.  At September 30, 2015, the Company had $25,065 of cash deposits in excess of FDIC insured limits.

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

During the three and six months ended September 30, 2015, one purchaser accounted for 65.9% and 74.5% of total revenues, respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities.  Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves.  Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred.  Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.  The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate.  A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $9,364,226 and $10,003,625 at September 30, 2015 and March 31, 2015, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value.  When impairment occurs, a loss is recognized.  When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three and six months ended September 30, 2015 and 2014, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained.  A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property.  A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $7,830,877 and $8,087,991 at September 30, 2015 and March 31, 2015, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities.  Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. There were no capitalized developmental costs included in WIP at September 30, 2015 and March 31, 2015, respectively.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. Depreciation, depletion and amortization expense on oil and gas properties were recorded in the amount of $302,851 and $0 for the three

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

months ended September 30, 2015 and 2014, respectively and $429,899 and $0 for the six months ended September 30, 2015 and 2014, respectively.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. There was no impairment to proved properties for the three and six months ended September 30, 2015 and 2014, respectively.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment was $18,081 and $723 for the three months ended September 30, 2015 and 2014, respectively and $35,681 and $1,267 for the six months ended September 30, 2015 and 2014, respectively.

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

A reconciliation of the changes in the Company's liability is as follows:

	For the Six Months Ended
	September 30,
	2015	2014
ARO - beginning of period	$ 459,294	$ -
Additions	-	-
Deletions	(15,190)	-
Accretion expense	15,887	-

	459,991	-

Less current portion	169,126	-

ARO - end of period	$ 290,865	$ -

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the three and six months ended September 30, 2014, an event occurred that resulted in an impairment of other property and equipment (the carrying value of a vehicle was less than its cost) in the amount of $27,368.

Revenue Recognition

The Company recognizes oil revenues when production is sold to a purchaser, delivery occurs and title is transferred. The Company recognizes natural gas revenues when the title and risk pass to the purchaser. The Company records its share of revenues based on its share of proceeds. The Company sells the majority of its products soon after production at various locations, including the wellhead, at which time title and risk of loss pass to the buyer. The Company had no revenue from operations during the three and six months ended September 30, 2014.

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

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. Also, the Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized, As a result of this analysis, the deferred tax asset in the amount of $1,831,680 has been fully reserved at September 30, 2015.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2015, there were no uncertain tax positions that required accrual.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

	For the Six Months Ended
	September 30,
	2015	2014
Dilutive	-	-
Anti Dilutive	1,878,088	-

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 7 - Equity Based Payments.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through September, 2015, the Company has not been involved in any unconsolidated SPE transactions.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

There were other accounting standards and interpretations issued during the three and six months ended September 30, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 - Going Concern and Managements' Plan

The Company's consolidated financial statements for the three and six months ended September 30, 2015 has been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $1,490,698 for the six months ended September 30, 2015 and an accumulated deficit of $12,547,670 at September 30, 2015.  At September 30, 2015, the Company had a working capital deficit of $955,337.

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

Note 4 - Debt

Promissory Notes

During the three months ended September 30, 2015, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 by the Company

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

to repurchase a total of 33,085 shares of Western Interior common stock. The Company at September 30, 2015 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $4,261 and the remaining three promissory notes were paid in full.

On August 1, 2015, the Company, relative to the repurchase by the Company on March 31, 2015 of the remaining 14,368 shares of Western Interior common stock entered into an agreement with the note holder to settle the amount owed under the promissory note. As such, the parties agreed the amount owed on such promissory note by the Company would be reduced from $768,715 to $393,795 and the difference of $374,920 be considered a reduction in the purchase price by the Company of the shares of Western Interior common stock. In addition, the $393,795 was paid in full effective August 1, 2015 by the transfer to the note holder of certain oil and gas properties owned by Western Interior.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures on December 31, 2015, 2015. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $299,012 at September 30, 2015.

Installment Notes

The Company in November 2014, borrowed $17,228 from unrelated parties to finance their insurance policies. The unsecured notes are repaid at $2,797 per month including interest at the rate of 5.81% per annum. The Company owes $3,848 at September 30, 2015.

Interest expense relative to debt was $13,413 and $0 for the three months ended September 30, 2015 and 2014, respectively and $69,374 and $0 for the six months ended September 30, 2015 and 2014, respectively.

Note 5 - Stockholders' Equity

The Company's capital stock at September 30, 2015 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

At September 30, 2015, there are no shares of preferred stock issued and outstanding. See Note 10 - Subsequent Events.

Common Shares

At September 30, 2015 and March 31, 2015, a total of 15,918,677 and 15,295,025 shares of common stock were issued and outstanding, respectively.

During the six months ended September 30, 2015, the Company sold 11,000 shares of its restricted common stock as part of a private placement for $27,000 in cash or $2.50 per share. In April 2015, the Company entered into a Subscription Agreement to sell up to 2,800,000 shares of its restricted common stock pursuant to Regulation S of the Securities Act in exchange for funds totaling $6,020,000. In July 2015, the Company and Schwaben Kapital GmbH amended their Subscription Agreement pursuant to Regulation S of the Securities Act to extend the expiration of the Subscription Agreement from June 30, 2015 to September 30, 2015.The Agreement was terminated as of September 30, 2015 and during the six months ended September 30, 2015, the Company sold 604,652 shares of its restricted common stock as part of the Subscription Agreement for $1,300,000 in cash or $2.15 per share.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

Additional Paid-in Capital

During the six months ended September 30, 2014, the Company issued 950,000 shares of its common stock to consultants in exchange for services valued at $950,000 or $1.00 per share. The Company also issued 50,000 shares of its common stock for property valued at $50,000 or $1.00 per share. In addition and as part of a private placement the Company sold 2,165,700 shares of its common stock for cash in the amount of $2,165,700 or $1.00 per share.

During the six months ended September 30, 2014, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $10,728 which were expensed including $115 from a transaction with a related party. See Note 9 - Related Party Transactions.

Note 6 - Information on Business Segments

At September 30, 2015, the Company considered its business activities to constitute a single segment.

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

The following table summarizes the non-qualified stock option and warrant activity at September 30, 2015:

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

	Number of
	Options/	Weighted Average
	Warrants	Exercise Price
Outstanding at April 1, 2015
Options	935,000	$ 0.100
Warrants	942,858	$ 0.800

Granted
Options	250	$ 1.000
Warrants	-	$ -

Exercised
Options	-	$ -
Warrants	-	$ -

Cancelled
Options	-	$ -
Warrants	-	$ -

Outstanding at September 30, 2015
Options	935,250	$ 0.110
Warrants	942,858	$ 0.800

Exercisable at September 30, 2015
Options	925,542	$ 0.100
Warrants	942,858	$ 0.800

Weighted average
remaining contractual		Aggregate
life	Life	Intrinsic Value
Options	2.51	$ 2,258,580
Warrants	2.65	$ 1,668,000

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the amount paid for and the exercise price of the options and warrants issued and outstanding.

Note 8 - Commitments and Contingencies

Operating Lease

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. In addition, the Company leases an office space in Wyoming at the rate of $5,838 per month and the lease expires in June 2019. Total rent expense under these leases was $32,461 and $5,572 for the three months ended September 30, 2015 and 2014, respectively and $63,357 and $5,572 for the six months ended September 30, 2015 and 2014.

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

3/31/2016	$ 61,725
3/31/2017	123,453
3/31/2018	83,111
3/31/2019	62,940
3/31/2020	15,735
$ 346,965

Employment Agreement

The Company's subsidiary, Terex, entered into a three year employment agreement in August 2014 with the Company's Chief Executive Officer and President to serve as its Chief Executive Officer and President that includes compensation of a base salary of $204,000 per year under certain terms and conditions along with an auto allowance of $600 per month.

Consulting Agreement

The Company entered into a three year agreement effective September 1, 2014 with a consultant to perform services at the base rate of $150,000 per year under certain terms and conditions including with an auto allowance of $600 per month. In addition, the consultant has been granted cashless options to acquire up to 500,000 shares of Terex's common stock at an option price of $0.10 per share for a period of three years from April 1, 2014. The options were fully vested at March 31, 2015. On December 22, 2014, these options were exchange to acquire 100,000 shares of the Company's common stock. See Note 7 - Equity Based Payments.

Note 9 - Related Party Transactions

Equity for Services

On April 1, 2014, an officer and director of the Company was granted options to acquire 100,000 shares of Terex's restricted common stock in exchange for services valued at $115 or $0.0015 per share and $29 was expensed in the statement of operations for the six months ended September 30, 2014. On December 22, 2014, these options were exchanged to acquire 100,000 shares of the Company's common stock.

Consulting Services

During the six months ended September 30, 2015 and 2014, the Company paid its officers and directors $0 and $126,001, respectively in fees that were expensed.

T-Rex Oil LLC #1 and #2

The Company is the manager of T-Rex Oil LLC #1 and T-Rex Oil LLC #2 that were formed during December of 2014 for the purpose of drilling and producing oil and gas wells. During the year ended March 31, 2015, the Company loaned the T-Rex Oil LLC #1 an amount of $50,000 and at September 30, 2015 the Company is owed $25,000. During the three months ended September 30, 2015, the Company loaned T-Rex Oil LLC #2 an amount of $3,000 and at September 30, 2015 the Company is owed $3,000.

Note 10 - Subsequent Events

On October 28, 2015, the Company filed an Amendment to its Articles of Incorporation to designate a class of preferred stock as the Series A Convertible Preferred Stock.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2015

(Unaudited)

The Amendment sets aside 5,000,000 shares of the authorized 50,000,000 shares of the Company's $0.001 par value preferred stock as the Series A Convertible Preferred Stock ("the Series A Shares.")  The Series A Shares are convertible into common shares of the Company's stock 9 months after the date of issuance.  Further, the Series A Shares have a conversion price based upon 80% of the 10 day average of the Company's closing market price.

The Series A Shares do not accrue dividends and have a deemed purchase price of $2.00 per share.

In October 2015, the Company commenced a private placement financing of $7,000,000 in Units, a Unit consisting of one share of its Series A Shares and an Unit Warrant.  The Unit Warrant has an exercise price of $3.00 per share and a term of 3 years.  The Unit Warrant is exercisable 9 months after issuance and is callable by the Company upon the Company's common stock closing at a market price of $5.00 or above for a period of 10 days.

At November 10, 2015, the Company has received $550,000 in cash and has issued 275,000 shares of its Series A Preferred Stock and Unit Warrants exercisable for 275,000 shares of common stock.

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

Unless the context requires otherwise, references in this document to "T-Rex Oil", "we", "our", "us" or the "Company" are to T-Rex Oil, Inc. and our subsidiaries.

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

Our approach is to acquire Proved Developed Producing properties.   The ideal candidate will also include Proved Undeveloped well sites, which should supply upside development potential ("running room.")  Specifically, properties that have the advantage of having established producing oil and/or natural gas wells that have drillable offset locations and have wells that may be shut-in but are candidates for re-working or re-completion, are high priority acquisition targets.

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

In line with that strategy effective March 31, 2015, we closed on the acquisition of Western Interior Oil & Gas Corp ("Western Interior"), as our wholly-owned subsidiary.  Western Interior has producing and developmental oil and gas properties in southwest central Wyoming.

During the remainder of 2015, management intends to focus efforts on not only the exploration of existing properties, but also additional acquisitions to grow production.

Financing Efforts

On April 26, 2015, we entered into a Subscription Agreement for the purchase of shares of its restricted common stock pursuant to Regulation S.  Through the termination of the Subscription Agreement as of September 30, 2015, we received $1,300,000 in funds and issued 604,652 shares of restricted common stock.  The Company intends to use such funds to support ongoing operations.

In October 2015, the Company commenced a private placement financing of $7,000,000 in Units, a Unit consisting of 1 share of its Series A Shares and an Unit Warrant.  The Unit Warrant has an exercise price of $3.00 per share and a term of 3 years.  The Unit Warrant is exercisable 9 months after issuance and is callable by the Company upon the Company's common stock closing at a market price of $5.00 or above for a period of 10 days. The Series A Shares do not accrue dividends and have a deemed purchase price of $2.00 per share.

At November 10, 2015, the Company has received funds of $550,000 and has issued 275,000 shares of its Series A Preferred Stock and Unit Warrants exercisable for 275,000 shares of common stock.

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

Results of Operations

Results of Operations For The Three Months Ended September 30, 2015 Compared To The Three Months Ended September 30, 2014

Overview.  During the three months ended September 30, 2015, the Company recognized a net loss of $799,746 compared to a net loss of $1,004,723 for the three months ended September 30, 2014.  The decrease of $204,977 is primarily the result of an increase in oil sales offset by an increase in operational activities and the acquisition of Western Interior.  Discussions of individually significant line items follow:

Revenues:  During the three months ended September 30, 2015, the Company recognized revenues of $124,183.  During the three months ended September 30, 2014, the Company did not recognize revenues from its oil and gas operational activities.  During the three months ended September 30, 2105, the Company sold approximately 4,006 barrels of oil at an average price of $30.99 per barrel during the period.  Management expects to see increases in its productions numbers as work on producing wells continues.

Operating Expenses:  During the three months ended September 30, 2015, the Company had a decrease of $49,814 in total operating expenses as a result of the following:

An increase in costs of $106,724 related to its oil and gas operational activities as result of its acquisition of Western Interior. General and administrative expenses decreased by $436,163 primarily as a result of one-time consulting fees during the three months ended September 30, 2014. Depletion, depreciation, amortization and accretion increased by $320,209 as a result of its acquisition of Western Interior oil and gas properties with a decrease in exploration costs $13,216 due to the Company focusing on efforts of existing producing wells and a decrease in asset impairment of $27,368.

Results of Operations For The Six Months Ended September 30, 2015 Compared To The Six Months Ended September 30, 2014

Overview.  During the six months ended September 30, 2015, the Company recognized a net loss of $1,490,698 compared to a net loss of $1,330,104 for the six months ended September 30, 2014.  The decrease of $160,594 is primarily the result of an increase in oil sales offset by an increase in operational activities and the acquisition of Western Interior.  Discussions of individually significant line items follow:

Revenues:  During the six months ended September 30, 2015, the Company recognized revenues of $288,094.  During the six months ended September 30, 2014, the Company did not recognize revenues from its oil and gas operational activities.  During the six months ended September 30, 2105, the Company sold approximately 7,930 barrels of oil at an average price of $36.32 per barrel during the period.  Management expects to see increases in its productions numbers as work on producing wells continues.

Operating Expenses:  During the six months ended September 30, 2015, the Company had an increase of $423,540 in total operating expenses as a result of the following:

An increase in costs of $185,914 related to its oil and gas operational activities as result of its acquisition of Western Interior. General and administrative expenses decreased by $80,294 primarily as a result of one-time consulting fees during the six months ended September 30, 2014. Depletion, depreciation, amortization and accretion increased by $464,313 as a result of its acquisition of Western Interior oil and gas properties with a decrease in exploration costs $119,025 due to the Company focusing on efforts of existing producing wells and a decrease in asset impairment of $27,368.

Liquidity and Capital Resources

We have incurred a net loss of $1,490,698 for the six months ended September 30, 2015 and have had a limited operating history.

On April 26, 2015, we entered into a Subscription Agreement for the purchase of shares of its restricted common stock pursuant to Regulation S.  Through the termination of the Subscription Agreement as of September 30, 2015, we received $1,300,000 in funds and issued 604,652 shares of restricted common stock.  The Company intends to use such funds to support ongoing operations.

In October 2015, the Company commenced a private placement financing of $7,000,000 in Units, a Unit consisting of 1 share of its Series A Shares and an Unit Warrant.  The Unit Warrant has an exercise price of $3.00 per share and a term of 3 years.  The Unit Warrant is exercisable 9 months after issuance and is callable by the Company upon the Company's common stock closing at a market price of $5.00 or above for a period of 10 days.  The Series A Shares do not accrue dividends and have a deemed purchase price of $2.00 per share.

At November 10, 2015, the Company has received funds of $550,000 and has issued 275,000 shares of its Series A Preferred Stock and Unit Warrants exercisable for 275,000 shares of common stock.

The Company will need substantial additional capital to support its proposed future energy operations. We have only begun to recognize revenues in this quarter and they are not sufficient to support operations. The Company has no committed source for any funds but as of September 30, 2015, we have $489,388 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan or may never achieve sales sufficient to support our operations.

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

The Company used cash flows in operations of $1,046,537 during the six months ended September 30, 2015 that was adjusted by non-cash items including: depreciation, depletion, amortization and accretion of $465,580, equity based compensation of $42,746 and gain on disposition of assets of $44,100.

The Company used cash flows in investing activities of $53,037 during the six months ended September 30, 2015 that was primarily comprised of: additions to oil and gas properties of $136,225, additions to non-oil and gas properties of $8,000, loans to affiliates, net of repayments of $22,000, proceeds from the sale of mineral interest of $30,000 and additions to other assets of $39,188.

The Company was provided cash flows from financing activities of $952,420 during the six months ended September 30, 2015 through $1,327,500 from the sale of restricted common stock net of $375,080 in repayment of notes payable.

Promissory Notes

During the three months ended September 30, 2015, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 by the Company to repurchase a total of 33,085 shares of Western Interior common stock. The Company at September 30, 2015 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $4,261 and the remaining three promissory notes were paid in full.

On August 1, 2015, the Company relative to the repurchase by the Company on March 31, 2015 of the remaining 14,368 shares of Western Interior common stock entered into an agreement with the note holder to settle the amount owed under the promissory note. As such, the parties agreed the amount owed on such promissory note by the Company would be reduced from $768,715 to $393,795 and the difference of $374,920 be considered a reduction in the purchase price by the Company of the shares of Western Interior common stock. In addition, the $393,795 was paid in full effective August 1, 2015 by the transfer to the note holder of certain oil and gas properties owned by Western Interior.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures on December 31, 2015. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $299,012 at September 30, 2015.

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

Item 4.  Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of September 30, 2015, that our disclosure controls and procedures were not effective.

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  As of September 30, 2015 and as determined in the fiscal year ended March 31, 2015, the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company's internal control over financial reporting as of September 30, 2015 was not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of July 1, 2015 through September 30, 2015, the Company made the following issuances of its equity securities.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
July - August 2015 (2)	Common Shares	302,414	$650,910	Business Associate/ Existing Shareholder
September 2015 (1)	Common Shares	8,000	Payment of Accounts Payable	Business Associate

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

T-REX OIL, INC.

Dated: November 16, 2015	By:/s/ Donald Walford
Donald Walford, Chief Executive Officer & Acting Chief Accounting Officer