Form 10-K/A
period 2015-03-31
T-REX OIL, INC.
filed 2015-12-21
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

T-Rex Oil, Inc. (the "Company") is filing this Amendment No. 2 to its Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on  July 16, 2015 for the purpose of revising Item 2 - Properties, Item 8 - Financial Statements and Supplementary Data and Item 15 - Exhibits. All other information in this filing speaks as of the original date of the filing.

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

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

During the fiscal years ended March 31, 2015 and 2014, we did not have any production of or sales of oil or natural gas.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of March 31, 2015 and 2014:

	2015				2014
	Developed Acres		Undeveloped Acres		Developed Acres		Undeveloped Acres
	Gross(1)	Net (2)	Gross	Net	Gross	Net	Gross	Net
Wyoming (3)
Big Horn Basin	480	425	4,726	2,025	-	-	-	-
Wind River Basin	160	14	4,533	449	-	-	-	-
South Central	-	-	5,995	4,345	-	-	-	-
Cole Creek	-	-	4,000	2,039	-	-	-	-
Burke Ranch	-	-	4,837	4,837	-	-	-	-
Nebraska (4)
Sioux County	80	80	160	160	-	-	-	-
Kimball County	40	26	-	-	-	-	-	-
Utah (5)
Covenant Mondo	-	-	3,995	559	-	-	-	-
Total	760	545	28,246	14,414	-	-	-	-

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

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of March 31, 2015 and 2014:

	2015				2014
	Oil Wells		Natural Gas Wells		Oil Wells		Natural Gas Wells
	Gross(1)	Net(2)	Gross	Net	Gross	Net	Gross	Net
Wyoming
Big Horn Basin	6	6	-	-	-	-	-	-
Wind River Basin	5	0.39	-	-	-	-	-	-
South Central	-	-	-	-	-	-	-	-
Cole Creek	-	-	-	-	-	-	-	-
Burke Ranch	-	-	-	-	-	-	-	-
Nebraska			-	-	-	-	-	-
Sioux County	1	1	-	-	-	-	-	-
Kimball County	1.65		-	-	-	-	-	-
Utah			-	-	-	-	-	-
Covenant Mondo	-	-	-	-	-	-	-	-
Total	13	8.04	-	-	-	-	-	-

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

Number	Description

3.1	Amended and Restated Articles of Incorporation of Rancher Energy Corp	(1)
3.2	Certificate of Correction	(2)
3.3	Amended and Restated Bylaws of Rancher Energy Corp	(9)
3.4	Articles of Merger, by and between Rancher Energy Corp and T-Rex Oil, Inc.	(8)
3.5	Statement of Merger	(8)
3.6	Article of Incorporation of T-Rex Oil, Inc.	(8)
3.7	Articles of Incorporation of Terex Energy Corporation	(11)
3.8	Amendment to the Articles of Incorporation of Terex Energy Corporation, dated February 2007	(11)
3.9	Articles of Incorporation of Western Interior Oil & Gas Corporation	(11)
3.10	Amendment to the Article of Incorporation of Western Interior Oil & Gas Corporation, dated April 2007	(11)
3.11	Amendment to the Articles of Incorporation of Western Interior Oil & Gas Corporation, dated May 2007	(11)
4.1	Form of Non-Qualified Stock Option Agreement	(4)
4.2	2014 T-Rex Oil, Inc. Stock Option and Award Plan	(11)
10.1	Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated September 30, 2013	(5)
10.2	Settlement Agreement and Mutual Release between Rancher Energy Corp. and PetroShare Corp. dated as of May 5, 2014	(6)
10.3	Securities Purchase Agreement by and between Rancher Energy Corp. and Terex Energy Corp as of August 19, 2014	(7)
10.4	Share Exchange Agreement between T-Rex Oil, Inc. and Western Interior Oil & Gas Corp & Its Shareholders dated February 25, 2015	(10)
10.5	Share Exchange Agreement between T-Rex Oil, Inc. and Terex Energy Corp as of December 22, 2014	(11)
23.1	Consent of Independent Petroleum Engineers and Geologists	(12)
31.1	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
99.1	Reserve Report, dated August 21, 2015	(12)
101.INS	XBRL Instance Document	Filed Herewith(13)
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith(13)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith(13)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith(13)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith(13)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith(13)

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

(12)Incorporated by reference from the exhibits included in the Company's Current Report on Form 10-K/A, dated September 15, 2015.

(13)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

The discounted future net cash flows related to total proved oil and gas reserves at March 31, 2015 (in thousands):

March 31, 2015
Future cash inflows	$ 32
Less future costs:
Production	15.94
Development and abandonment	6.67
Income taxes [1]	-
Future net cash flows	9.39
10% discount factor	(6.58)
Standardized measure of discounted
future net cash flows	$ 2.81

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

(Formerly Rancher Energy Corp)

Notes To The Consolidated Financial Statements

March 31, 2015 And 2014

Changes in Discounted Future Net Cash Flows

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows for total proved reserves during the year ended March 31, 2015 (in thousands):

March 31, 2015
Beginning of the period	$ -
Purchase of reserves	2
Changes in costs and prices	-
Extension and discoveries	-
Sales of oil and natural gas produced
during the period, net of production costs	-
Timing and other considerations	-

End of period	$ 2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REX OIL, INC.

Dated: December 21, 2015
By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer
(Principal Executive Officer & Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 21, 2015
T-REX OIL, INC.

/s/ Donald Walford
Donald Walford, Director

/s/ Jon Nicolaysen
Jon Nicolaysen, Director

/s/ Martin Gottlob
Martin Gottlob, Director

/s/ Allen Heim
Allen Heim, Director