Form 10-Q
period 2015-12-31
T-REX OIL, INC.
filed 2016-02-22
CIK 1287900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 16, 2016, T-Rex Oil, Inc. has 15,978,075 shares of $0.001 par value common stock outstanding.

ITEM 1.   FINANCIAL STATEMENTS

T-Rex Oil, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$359,791	$636,542
Accounts receivable, trade	17,481	35,660
Loan to affiliate	28,000	50,000
Prepaids	35,280	46,938
Total current assets	440,552	769,140

Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	9,370,226	10,003,625
Unproved	7,859,844	8,087,991
Other	396,236	396,355
Total property and equipment	17,626,306	18,487,971
Less accumulated depreciation, depletion, amortization and accretion	3,513,225	3,000,940
Net property and equipment	14,113,081	15,487,031

Other assets
Deposits and other assets	275,620	294,715
Total other assets	275,620	294,715

Total assets	$14,829,253	$16,550,886

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$545,477	$660,901
Asset retirement obligations, current	173,878	163,389
Notes payable	722,065	1,934,953
Total current liabilities	1,441,420	2,759,243

Long-term liabilities
Asset retirement obligations, net of current	294,132	295,905

Total liabilities	1,735,552	3,055,148

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value, 50,000,000 shares authorized;
275,000 and 0 shares issued and outstanding at December 31 2015	275	-
and March 31, 2015, respectively
Common shares, $0.001 par value, 275,000,000 shares authorized;
15,978,075 and 15,295,025 shares issued and outstanding at
December 31, 2015 and March 31,2015, respectively	15,978	15,295
Additional paid in capital	27,129,525	24,537,415
Subscription receivable	(53,038)	-
Preferred stock subscribed	53,038	-
Accumulated deficit	(14,052,077)	(11,056,972)
Stockholders' equity	13,093,701	13,495,738

Total liabilities and stockholders' equity	$14,829,253	$16,550,886

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2015	2014
Revenues
Oil and gas sales	$102,612	$-
Total revenues	102,612	-

Operating expenses:
Lease operating expense	143,356	-
Production taxes	50,025	-
General and administrative expense	1,124,821	200,835
Explorations expense	(18,842)	26,031
Depreciation, depletion, amortization and accretion	297,367	2,452
Total operating expenses	1,596,727	229,318

Loss from operations	1,494,115	229,318

Other income (expense)
Interest expense	(10,364)	-
Interest income	74	-

Total other income (expense)	(10,290)	-

Loss before income taxes	(1,504,405)	(229,318)

Income taxes	-	-

Net loss	(1,504,405)	(229,318)

Net loss per common share
Basic and diluted	$(0.09)	$(0.12)

Weighted average number
of common shares	15,942,466	1,870,488

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
(Formerly Rancher Energy Corp)
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended December 31,
	2015	2014
Revenues
Oil and gas sales	$390,705	$-
Total revenues	390,705	-

Operating expenses:
Lease operating expense	280,654	-
Production taxes	98,640	-
General and administrative expense	2,267,604	1,398,949
Asset impairment	-	27,368
Exploration expense	(59,464)	91,898
Depreciation, depletion, amortization and accretion	762,948	3,719
Total operating expenses	3,350,382	1,521,934

Loss from operations	2,959,677	1,521,934

Other income (expense)
Interest expense	(79,739)	-
Gain on disposition of assets	44,100	-
Interest income	211	-

Total other income (expense)	(35,428)	-

Loss before income taxes	(2,995,105)	(1,521,934)

Income taxes	-	-

Net loss	(2,995,105)	(1,521,934)

Net loss per common share
Basic and diluted	$(0.19)	$(1.66)

Weighted average number
of common shares	15,702,037	914,368

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(2,995,105)	$(1,521,934)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation, depletion, amortization and accretion	762,948	3,719
Impairment of asset	-	27,368
Shareholder's non-cash contribution	-	200,000
Shareholder's non-cash contribution, related party	-	750,000
Gain on disposition of assets	(44,100)	-
Equity based compensation	650,568	173
Changes in:
Accounts receivable, trade	18,179	-
Prepaids	11,658	4,932
Accounts payable and accrued liabilities	(69,627)	18,354
Net cash (used in) operating activities	(1,665,479)	(517,388)
INVESTING ACTIVITIES
Additions to oil and gas properties	(171,192)	(1,663,575)
Additions to non oil and gas properties	(9,539)	(9,103)
Loans to affiliates, net of repayments	22,000	-
Acquisition of Rancher Energy Corp, cash acquired	-	905,171
Proceeds from sale of mineral interest	30,000	-
Additions to other assets	39,132	(11,585)
Net cash (used in) investing activities	(89,599)	(779,092)
FINANCING ACTIVITIES
Shareholders' cash contributions	-	2,195,700
Sale of shares and warrants	1,922,500	-
Repayment of notes payable	(444,173)	-
Net cash provided by financing activities	1,478,327	2,195,700
NET CHANGE IN CASH	(276,751)	899,220
CASH, Beginning	636,542	165,715
CASH, Ending	$359,791	$1,064,935
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Issuance of shares for property	$-	$95,740
Issuance of shares for debt	$20,000	$-
Transfer of property for debt	$393,795	$-
Subscription receivable	$53,038	$-
Interest paid	$71,170	$-
Income taxes paid	$-	$-
The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Preferred Shares		Common Shares			Preferred	Additional		Total
	$.001 Par Value		$.001 Par Value		Subscription	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Subscribed	Capital	(Deficit)	Equity
BALANCES, April 1, 2015	-	$-	15,295,025	$15,295	$-	$-	$24,537,415	$(11,056,972)	$13,495,738
Sale of shares for cash at $2.15 per share	-	-	664,590	664	-	-	1,344,336	-	1,345,000
Sale of shares for cash at $2.50 per share	-	-	11,000	11	-	-	27,489	-	27,500
Sale of shares for cash at $1.57 per share	275,000	275	-	-	-	-	431,625	-	431,900
Sale of warrants for cash at $0.43 per warrant	-	-	-	-	-	-	118,100	-	118,100
Preferred stock subscribed	-	-	-	-	(53,038)	53,038	-	-	-
Issuance of shares for debt	-	-	8,000	8	-	-	19,992	-	20,000
Equity based compensation	-	-	-	-	-	-	650,568	-	650,568
Net loss for the period	-	-	-	-	-	-	-	(2,995,105)	(2,995,105)
BALANCES, December 31, 2015	275,000	$275	15,978,615	$15,978	$(53,038)	$53,038	$27,129,525	$(14,052,077)	$13,093,701

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

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

December 31, 2015

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated statements of operations for the three and nine months ended December 31, 2014 and the consolidated statement of cash flows for the nine months ended December 31, 2014 includes only the accounts of Terex Energy Corporation for the period through December 22, 2014. The accompanying consolidated balance sheets at December 31, 2015 and March 31, 2015 and the consolidated statements of operations for the three and nine months ended December 31, 2015 and the consolidated statement of cash flows for the nine months ended December 31, 2015 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc. and Western Interior Oil and Gas Corporation. All intercompany balances have been eliminated during consolidation.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value.  The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC"), although such deposits are in excess of the insurance coverage.  At December 31, 2015, the Company had $109,791 of cash deposits in excess of FDIC insured limits.

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

During the three and nine months ended December 31, 2015, one purchaser accounted for 83.9% and 74.9% of total revenues, respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities.  Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves.  Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred.  Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities.  The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate.  A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $9,370,226 and $10,003,625 at December 31, 2015 and March 31, 2015, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value.  When impairment occurs, a loss is recognized.  When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three and nine months ended December 31, 2015 and 2014, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained.  A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property.  A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $7,859,844 and $8,087,991 at December 31, 2015 and March 31, 2015, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities.  Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. There were no capitalized developmental costs included in WIP at December 31, 2015 and March 31, 2015, respectively.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. Depreciation, depletion and amortization expense on oil and gas properties were recorded in the amount of $279,945 and $0 for the three months ended December 31, 2015 and 2014, respectively and $709,844 and $0 for the nine months ended December 31, 2015 and 2014, respectively.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. There was no impairment to proved properties for the three and nine months ended December 31, 2015 and 2014, respectively.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment was $9,404 and $2,452 for the three months ended December 31, 2015 and 2014, respectively and $29,197 and $3,719 for the nine months ended December 31, 2015 and 2014, respectively.

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

A reconciliation of the changes in the Company's liability is as follows:

	For the Nine Months Ended
	December 31,
	2015	2014
ARO - beginning of period	$459,294	$-
Additions	-	-
Deletions	(15,190)	-
Accretion expense	23,906	-

	468,010	-

Less current portion	173,878	-

ARO - end of period	$294,132	$-

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the nine months ended December 31, 2014, an event occurred that resulted in an impairment of other property and equipment (the carrying value of a vehicle was less than its cost) in the amount of $27,368.

Revenue Recognition

The Company recognizes oil revenues when production is sold to a purchaser, delivery occurs and title is transferred. The Company recognizes natural gas revenues when the title and risk pass to the purchaser. The Company records its share of revenues based on its share of proceeds. The Company sells the majority of its products soon after production at various locations, including the wellhead, at which time title and risk of loss pass to the buyer. The Company had no revenue from operations during the three and nine months ended December 31, 2014.

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

The Company assessed the likelihood of utilization of the deferred tax asset, in light of the recent losses. Also, the Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As a result of this analysis, the deferred tax asset in the amount of $2,400,600 has been fully reserved at December 31, 2015.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2015, there were no uncertain tax positions that required accrual.

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

	For the Nine Months Ended
	December 31,
	2015	2014
Dilutive	-	-
Anti Dilutive	2,089,367	-

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 7 - Equity Based Payments.

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $359,916 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $431,900 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This Beneficial Conversion Feature of $71,894 will be recorded as additional paid-in-capital for common shares.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Since the 275,000 Series A Shares of preferred stock are convertible during July of 2016, a deemed dividend of $19,996 to the Series A Shares would have been recorded during the three months ended December 31, 2015. Management has determined this amount is immaterial and therefore will recognize this amortization in the first quarter of 2016. Further, as the Company is in an accumulated deficit position, the deemed dividend will be charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through December 31, 2015, the Company has not been involved in any unconsolidated SPE transactions.

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

In November 2015, the FASB issued ASU No. 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and in December 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  ASU No. 2015-17 is effective for annual periods ending after December 31, 2016 and interim periods thereafter.  Early application is permitted.  Management is evaluating the impact of applying this standard to its financial statements.

There were other accounting standards and interpretations issued during the three and nine months ended December 31, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 - Going Concern and Managements' Plan

The Company's consolidated financial statements for the three and nine months ended December 31, 2015 has been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $2,995,105 for the nine months ended December 31, 2015 and an accumulated deficit of $14,052,077 at December 31, 2015.  At December 31, 2015, the Company had a working capital deficit of $947,830.

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

Note 4 - Debt

Promissory Notes

During the three months ended September 30, 2015, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 by the Company to repurchase a total of 33,085 shares of Western Interior common stock. The Company at December 31, 2015 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $8,568 and the remaining three promissory notes have been paid in full.  The Company is currently in discussions as to the settlement of the remaining balance.

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

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures on March 31, 2016. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $224,012 at December 31, 2015.

Installment Notes

The Company in November 2015 borrowed $9,754 from unrelated parties to finance their insurance policies. The unsecured notes are repaid at $975 per month including interest at the rate of 5.81% per annum. The Company owes $8,778 at December 31, 2015.

Interest expense relative to debt was $10,364 and $0 for the three months ended December 31, 2015 and 2014, respectively and $79,739 and $0 for the nine months ended December 31, 2015 and 2014, respectively.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 5 - Stockholders' Equity

The Company's capital stock at December 31, 2015 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

On October 28, 2015, the Company filed an Amendment to its Articles of Incorporation to designate a class of preferred stock as the Series A Convertible Preferred Stock.

The Amendment sets aside 5,000,000 shares of the authorized 50,000,000 shares of the Company's $0.001 par value preferred stock as the Series A Convertible Preferred Stock ("the Series A Shares.")  The Series A Shares are convertible at the option of the Holder into common shares of the Company's stock 9 months after the date of issuance.  Further, the Series A Shares have a conversion price based upon 80% of the 10 day average of the Company's closing market price.

 Pursuant to ASC 470-20, when the $359,916 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $431,900 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This Beneficial Conversion Feature of $71,894 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Since the 275,000 Series A Shares of preferred stock are convertible during July of 2016, a deemed dividend of $19,996 to the Series A Shares would have been recorded during the three months ended December 31, 2015. Management has determined this amount is immaterial and therefore will recognize this amortization in the first quarter of 2016. Further, as the Company is in an accumulated deficit position, the deemed dividend will be charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend.

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

At December 31, 2015, the Company had received $550,000 of cash in exchange for the issuance of 275,000 shares of its Series A Preferred Stock and Unit Warrants exercisable for 275,000 shares of common stock.  At February 12, 2016, the Company had received a total of $763,038 of cash in exchange for the issuance of 381,519 shares of its Series A Preferred Stock and Unit Warrants exercisable for 381,519 shares of common stock.

We apply the guidance enumerated in ASC 480 "Distinguishing Liabilities from Equity" when determining the classification and measurement of preferred shares. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as equity. At all other times, we classified our preferred shares in stockholders' equity.

We have applied the guidance of ASC 470 "Debt" in accounting for the unit warrants and as such have valued the Unit Warrants using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date that was $1.50 per share as well as the following assumptions:

Volatility                                            135 - 112%

Expected Option/Warrant Term         3 years

Risk-free interest rate                          .25%

Expected dividend yield                      0.00%

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

The expected term of the Unit Warrants granted were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option and warrant terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

As a result, the Unit Warrants exercisable for 275,000 shares of our restricted common stock were valued at $118,100 and as such credited to additional paid in capital.

Common Shares

At December 31, 2015 and March 31, 2015, a total of 15,978,075 and 15,295,025 shares of common stock were issued and outstanding, respectively.

During the nine months ended September 30, 2015, the Company sold 11,000 shares of its restricted common stock as part of a private placement for $27,000 in cash or $2.50 per share. In April 2015, the Company entered into a Subscription Agreement to sell up to 2,800,000 shares of its restricted common stock pursuant to Regulation S of the Securities Act in exchange for funds totaling $6,020,000. In July 2015, the Company and Schwaben Kapital GmbH amended their Subscription Agreement pursuant to Regulation S of the Securities Act to extend the expiration of the Subscription Agreement from June 30, 2015 to September 30, 2015.The Agreement was terminated as of September 30, 2015 and during the nine months ended December 31, 2015, the Company sold 664,590 shares of its restricted common stock as part of the Subscription Agreement for $1,345,000 in cash or $2.15 per share.

During the nine months ended December 31, 2015, the Company issued 8,000 shares of its restricted common stock as payment of an accounts payable in the amount of $20,000 and the Company recognized no gain or loss between the face value of the accounts payable and the fair value of the common stock.

Additional Paid-in Capital

During the nine months ended December 31, 2014, the Company issued 950,000 shares of its common stock to consultants in exchange for services valued at $950,000 or $1.00 per share. The Company also issued 50,000 shares of its common stock for property valued at $50,000 or $1.00 per share. In addition, and as part of a private placement the Company sold 2,195,700 shares of its common stock for cash in the amount of $2,195,700 or $1.00 per share.

During the nine months ended December 31, 2014, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $173 which were expensed including $115 from a transaction with a related party. See Note 9 - Related Party Transactions.

Subscription Receivable

In December 2015, the Company received a subscription for 26,519 Series A Shares in exchange for cash of $53.038. The Company received the $53,038 in January of 2016.

Note 6 - Information on Business Segments

At December 31, 2015, the Company considered its business activities to constitute a single segment.

Note 7 - Equity Based Payments

The Company accounts for equity based payment accruals under authoritative guidance as set forth in the Topics of the ASC. The guidance requires all equity based payments to employees and non-employees, including grants of employee and non-employee stock options and warrants, to be recognized in the consolidated financial statements based at their fair values.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

The Black-Scholes option-pricing model is used to estimate the option and warrant fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date that ranged from $0.01 to $3.50 per share as well as the following assumptions:

Volatility                                          89% -98%

Expected Option/Warrant Term         3 years

Risk-free interest rate                    .12% - .25%

Expected dividend yield                      0.00%

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

The following table summarizes the non-qualified stock option and warrant activity at December 31, 2015:

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

	Number of
	Options/	Weighted Average
	Warrants	Exercise Price
Outstanding at April 1, 2015
Options	935,000	$0.100
Warrants	942,858	$0.800

Granted
Options	1,050,250	$0.100
Warrants	275,000	$3.000

Exercised
Options	-	$-
Warrants	-	$-

Cancelled
Options	-	$-
Warrants	-	$-

Outstanding at December 31, 2015
Options	1,985,250	$0.110
Warrants	1,217,858	$1.290

Exercisable at December 31, 2015
Options	1,375,542	$0.100
Warrants	1,217,858	$1.290

Weighted average
remaining contractual		Aggregate
life	Life	Intrinsic Value
Options	2.72	$4,784,500
Warrants	2.65	$1,536,000

During the nine months ended December 31, 2015, the Company issued options exercisable for a total of 1,050,000 shares of restricted common stock to officers, directors and employees of the Company.  The options have an exercise price of $0.10 per share and a term of 3 years.  Options exercisable for 450,000 shares issued to employees and directors are fully vested.  Options exercisable for 600,000 shares issued to officers, directors and an employee have vesting rates over the remaining life of the options.

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceeds the amount paid for and the exercise price of the options and warrants issued and outstanding.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

Note 8 - Commitments and Contingencies

Operating Lease

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. In addition, the Company leases an office space in Wyoming at the rate of $5,838 per month and the lease expires in June 2019. Total rent expense under these leases was $33,169 and $13,717 for the three months ended December 31, 2015 and 2014, respectively and $96,526 and $19,290 for the nine months ended December 31, 2015 and 2014.

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

3/31/2016	$ 30,859
3/31/2017	123,453
3/31/2018	83,111
3/31/2019	62,940
3/31/2020	15,735
$ 316,099

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

Note 9 - Related Party Transactions

Equity for Services

On April 1, 2014, an officer and director of the Company was granted options to acquire 100,000 shares of Terex's restricted common stock in exchange for services valued at $115 or $0.0015 per share and $115 was expensed in the statement of operations for the nine months ended December 31, 2014.

Consulting Services

During the nine months ended December 31, 2015 and 2014, the Company paid its officers and directors $0 and $201,327, respectively in fees that were expensed.

T-Rex Oil LLC #1 and #2

The Company is the manager of T-Rex Oil LLC #1 and T-Rex Oil LLC #2 that were formed during December of 2014 for the purpose of drilling and producing oil and gas wells. During the year ended March 31, 2015, the Company loaned T-Rex Oil LLC #1 an amount of $50,000 and at December 31, 2015 the Company is

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2015

(Unaudited)

owed $0. During the nine months ended December 31, 2015, the Company loaned T-Rex Oil LLC #2 an amount of $28,000 and at December 31, 2015 the Company is owed $28,000.

Note 10 - Subsequent Events

T-Rex LLC #3

In January 2016, the Company purchased 4 units of T-Rex Oil LLC #3 ("LLC#3") membership interest and the Company was appointed its Manager. As a result, the Company holds a 16.67% equity interest in LLC#3 and the remaining 83.33% is held by an independent director of the Company.

T-Rex Oil LLC #3 is a Colorado limited liability company which owns 13,826 gross acres (10,000 net acres), including 15 producing wells in Natrona and Converse Counties in Wyoming, currently producing approximately 60 net barrels of oil per day.

Related Party Convertible Notes

On January 14, 2016, the Company issued secured convertible promissory notes ("Notes") to two of its directors in exchange for a total of $100,000 in cash or $50,000 per director. The Notes mature on September 30, 2016 with an interest of rate of 5% per annum.  The Notes are convertible into shares of the Company's restricted common stock at an exercise price to be determined by the average consecutive daily trade closing price less 30%.  The Notes are secured by the Company's equity interest in LLC#3.

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

In January 2016, the Company purchased 4 units of T-Rex Oil LLC #3 membership interest and the Company was appointed its Manager. As a result, the Company holds a 16.67% equity interest in LLC#3 and the remaining 83.33% is held by an independent director of the Company.

T-Rex Oil LLC #3 is a Colorado limited liability company which owns certain 13,826 gross acres (10,000 net acres), including 15 producing wells in Natrona and Converse Counties in Wyoming, currently producing approximately 60 net barrels of oil per day net production.

During 2015 and into the first half of 2016, management intends to focus efforts on not only the exploration of existing properties, but also additional acquisitions to grow production.

Financing Efforts

On April 26, 2015, we entered into a Subscription Agreement for the purchase of shares of its restricted common stock pursuant to Regulation S.  Through the termination of the Subscription Agreement (September 30, 2015) and as of December 31, 2015, we received $1,345,000 in funds and issued 664,590 shares of restricted common stock.  The Company has used such funds to support operations.

In October 2015, the Company commenced a private placement financing of $7,000,000 in Units, a Unit consisting of 1 share of its Series A Shares and an Unit Warrant.  The Unit Warrant has an exercise price of $3.00 per share and a term of 3 years.  The Unit Warrant is exercisable 9 months after issuance and is callable by the Company upon the Company's common stock closing at a market price of $5.00 or above for a period of 10 days. The Series A Shares are convertible nine months after issuance at the option of the holder.  The Series A Shares do not accrue dividends and have a deemed purchase price of $2.00 per share.

At December 31, 2015, the Company had received $550,000 of cash in exchange for the issuance of 275,000 shares of its Series A Preferred Stock and Unit Warrants exercisable for 275,000 shares of common stock.  At February 12, 2016, the Company had received a total of $763,038 of cash in exchange for the issuance of 381,519 shares of its Series A Preferred Stock and Unit Warrants exercisable for 381,519 shares of common stock.

On January 14, 2016, the Company issued secured convertible promissory notes ("Notes") to two of its directors in exchange for a total of $100,000 in cash or $50,000 per director. The Notes mature on September 30, 2016 with an interest of rate of 5% per annum. The Notes are convertible into shares of the Company's restricted common stock at an exercise price to be determined by the average consecutive daily trade closing price less 30%.  The Notes are secured by the Company's equity interest in LLC#3.

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

Results of Operations

Results of Operations For The Three Months Ended December 31, 2015 Compared To The Three Months Ended December 31, 2014

Overview.  During the three months ended December 31, 2015, the Company recognized a net loss of $1,504,405 compared to a net loss of $229,318 for the three months ended December 31, 2014.  The increase of $1,278,087 is primarily the result of an increase in oil sales offset by an increase in operational activities and the acquisition of Western Interior.  Discussions of individually significant line items follow:

Revenues:  During the three months ended December 31, 2015 the Company recognized revenues of $102,612.  During the three months ended December 31, 2014, the Company did not recognize revenues from its oil and gas operational activities.  During the three months ended December 31, 2105, the Company sold approximately 3,065 barrels of oil at an average price of $33.48 per barrel during the period.  Management expects to see increases in its productions numbers as work on producing wells continues.

Operating Expenses:  During the three months ended December 31, 2015, the Company had an increase of $1,367,409 in total operating expenses as a result of the following:

An increase in costs of $193,381 related to its oil and gas operational activities as result of its acquisition of Western Interior. General and administrative expenses increased by $923,986 primarily as a result of issuance of options exercisable into shares of the Company's common stock valued at $650,568. Depletion, depreciation, amortization and accretion increased by $294,915 as a result of its acquisition of Western Interior oil and gas properties with a decrease in exploration costs $44,873 due to the Company focusing on efforts of existing producing wells and a decrease in asset impairment of $27,368.

Results of Operations For The Nine Months Ended December 31, 2015 Compared To The Nine Months Ended December 31, 2014

Overview.  During the nine months ended December 31, 2015, the Company recognized a net loss of $2,995,105 compared to a net loss of $1,521,934 for the nine months ended December 31, 2014.  The increase of $1,473,171 is primarily the result of an increase in oil sales offset by an increase in operational activities and the acquisition of Western Interior.  Discussions of individually significant line items follow:

Revenues:  During the nine months ended December 31, 2015, the Company recognized revenues of $390,705.  During the nine months ended December 31, 2014, the Company did not recognize revenues from its oil and gas operational activities.  During the nine months ended December 31, 2105, the Company sold approximately 12,766 barrels of oil at an average price of $30.61 per barrel during the period.  Management expects to see increases in its productions numbers as it takes over the management of the operations of the wells held by LLC#3.

Operating Expenses:  During the nine months ended December 31, 2015, the Company had an increase of $1,828,448 in total operating expenses as a result of the following:

An increase in costs of $379,294 related to its oil and gas operational activities as result of its acquisition of Western Interior. General and administrative expenses increased by $868,655 primarily as a result of the issuance of options exercisable into shares of the Company's common stock valued at $650,568 during the nine months ended December 31, 2015. Depletion, depreciation, amortization and accretion increased by $759,229 as a result of its acquisition of Western Interior oil and gas properties with a decrease in exploration costs $151,362 due to the Company focusing on efforts of existing producing wells and a decrease in asset impairment of $27,368.

Liquidity and Capital Resources

We have incurred a net loss of $2,995,105 for the nine months ended December 31, 2015 and have had a limited operating history.

On April 26, 2015, we entered into a Subscription Agreement for the purchase of shares of its restricted common stock pursuant to Regulation S.  Through the termination of the Subscription Agreement as of September 30, 2015, we received $1,345,000 in funds and issued 664,590 shares of restricted common stock.  The Company has used these funds to support ongoing operations.

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

At December 31, 2015, the Company had received $550,000 of cash in exchange for issuance of 275,000 shares of its Series A Preferred Stock and Unit Warrants exercisable for 275,000 shares of common stock.  At February 12, 2016, the Company had received a total of $763,038 of cash in exchange for the issuance of 381,519 shares of its Series A Preferred Stock and Unit Warrants exercisable for 381,519 shares of common stock.

On January 14, 2016, the Company issued secured convertible promissory notes ("Notes") to two of its directors in exchange for a total of $100,000 in cash or $50,000 per director. The Notes mature on September 30, 2016 with an interest of rate of 5% per annum. The Notes are convertible into shares of the Company's restricted common stock at an exercise price to be determined by the average consecutive daily trade closing price less 30%.  The Notes are secured by the Company's equity interest in LLC#3.

The Company will need substantial additional capital to support its proposed future energy operations. We have only begun to recognize revenues and they are not sufficient to support operations. The Company has no committed source for any funds but as of December 31, 2015, we have $359,791 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan or may never achieve sales sufficient to support our operations.

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

The Company used cash flows in operations of $1,665,479 during the nine months ended December 31, 2015 that was adjusted by non-cash items including: depreciation, depletion, amortization and accretion of $762,948, equity based compensation of $650,568 and gain on disposition of assets of $44,100.

The Company used cash flows in investing activities of $89,599 during the nine months ended December 31, 2015 that was primarily comprised of: additions to oil and gas properties of $171,192, additions to non-oil and gas properties of $9,539, loans to affiliates, net of repayments of $22,000, proceeds from the sale of mineral interest of $30,000 and additions to other assets of $39,132.

The Company was provided cash flows from financing activities of $1,478,327 during the nine months ended December 31, 2015 through $1,922,500 from the sale of restricted common stock, Series A Shares and Unit Warrants, net of $444,173 in repayment of notes payable.

Promissory Notes

During the three months ended September 30, 2015, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 by the Company to repurchase a total of 33,085 shares of Western Interior common stock. The Company at December 31, 2015 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $8,568 and the remaining three promissory notes have been paid in full.  The Company is currently in discussions as to the settlement of the remaining balance.

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

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures on March 31, 2016. Annual interest is at prime plus 2.50% with a floor of 7%. The Company owes $224,012 at December 31, 2015.

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

Item 4.  Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of December 31, 2015, that our disclosure controls and procedures were not effective.

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  As of December 31, 2015 and as determined in the fiscal year ended March 31, 2015, the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company's internal control over financial reporting as of December 31, 2015 was not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of October 1, 2015 through December 31, 2015, the Company made the following issuances of its equity securities.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
October 2015 (2)	Common Shares	59,398	$45,000	Business Associate/ Existing Shareholder
October 2015 - December 2015 (1)	Series A Convertible Preferred Shares	275,000	$550,000	Director/Business Associate
October 2015 - December 2015 (1)	Warrants	275,000	As Part of the Series A Convertible Preferred Shares Issuance	Director/Business Associates
December 2015	Stock Options	1,050,000	Services	Officers/Directors /Employees/Business Associates

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

T-REX OIL, INC.

Dated: February 22, 2016	By: /s/ Donald Walford
Donald Walford, Chief Executive Officer
& Acting Chief Accounting Officer