Form 10-K/A
period 2013-03-31
T-REX OIL, INC.
filed 2016-06-28
CIK 1287900

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

(Formerly Rancher Energy Corporation)

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

[  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [  ] No [  ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

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

The number of shares outstanding of the registrant’s common stock, $0.00001 par value, as of June 11, 2013 was 119,862,791.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REX OIL, INC.
(fka Rancher Energy Corporation)
Dated: June 27, 2016
	By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer
(Principal Executive Officer)

Dated: June 27, 2016
	By:	/s/ Kristi J. Kampmann
Kristi J. Kampmann, Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 27, 2016	T-REX OIL, INC.
(fka Rancher Energy Corporation)

/s/ Donald Walford
Donald Walford, Director

/s/ Martin Gottlob
Martin Gottlob, Director

/s/ Allen Heim
Allen Heim, Director

/s/ Herbert T. Sears
Herbert Sears, Director