Form 10-K/A
period 2014-03-31
T-REX OIL, INC.
filed 2016-06-28
CIK 1287900

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

On January 26, 2011, the Court granted Rancher’s motion to approve Debtor-In-Possession Secured Financing from Linc Energy Petroleum (Wyoming), Inc. (“Linc Energy”). The Debtor-In-Possession Secured Financing provided for the following:

●	Authorization of Rancher’s borrowing up to a maximum of $14,700,000 from Linc Energy, for the purposes of: (a) paying the GasRock debt in the amount of $13,653,698, in full; (b) funding the Carve-Out Amount of $100,000 to be used to pay administrative expenses; (c) paying pre-petition ad valorem taxes with respect to real property located in Wyoming; (d) funding the escrow amount; and (e) other purposes with the prior written consent of Linc Energy, in its sole and absolute discretion.

●	In exchange for such funds, Rancher granted Linc Energy first priority security interests in and liens on all of Rancher’s assets (“the Collateral”), which Collateral included but was not limited to (a) Rancher’s interests in oil and gas producing properties; (b) accounts receivable; (c) equipment; (d) general intangibles; (e) accounts; (f) deposit accounts; (g) all other real and personal property.

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

As expected, the selection of a business opportunity has been a complex and time-consuming process. When Rancher emerged from bankruptcy following the approval and effectiveness of the Plan (as reported in its Form 10-Q as of September 30, 2012), Rancher had:

●	Total assets of approximately $2,967,000, and

●	Working capital (current assets less current liabilities) of approximately $2,600,000;

●	Accumulated deficit of approximately $90,510,000;

●	Stockholders’ equity of approximately $2,684,000; and

●	Total shares issued and outstanding of 119,316,723 (not including 546,326 shares issued in October 2012 in exchange for warrants held by warrant holders as ordered by the Bankruptcy Court under the Plan).

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

In considering the drilling opportunity offered by PetroShare Energy Corp., a privately-held Colorado corporation not affiliated with Rancher (“PetroShare”), and certain other opportunities offered to Rancher before that opportunity, Rancher had determined to consider the following criteria when evaluating such opportunities:

●	Proximity to existing production;

●	Depth of existing production;

●	Location in a known producing region;

●	Whether there is well control data from nearby drill sites;

●	Geologic evaluations by local geologists of production potential;

●	Reasonable cost of acquisition;

●	Term of lease and drilling commitment, if any; and

●	Reasonable drilling cost estimates.

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

Prices for natural gas and oil fluctuate widely. For example, natural gas and oil prices declined significantly in 2008, and, for an extended period of time, remained below prices obtained in previous years. Factors that can cause price fluctuations include:

●	The level of consumer product demand;

●	Weather conditions;

●	Domestic and foreign governmental regulations;

●	The price and availability of alternative fuels;

●	Political conditions in natural gas and oil producing regions;

●	The domestic and foreign supply of natural gas and oil;

The price of foreign imports; and

●	Overall economic conditions.

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

Rancher expects to engage in the oil and gas business, an industry that involves many operating risks that can cause substantial losses.

The oil and natural gas business involves a variety of operating risks, including:

●	Fires;

●	Explosions;

●	Blow-outs and surface cratering;

●	Uncontrollable flows of underground natural gas, oil or formation water;

●	Natural disasters;

●	Pipe and cement failures;

●	Casing collapses;

●	Embedded oilfield drilling and service tools;

●	Abnormal pressure formations; and

●	Environmental hazards such as natural gas leaks, oil spills, pipeline ruptures or discharges of toxic gases.

If any of these events occur, Rancher could incur substantial losses as a result of:

●	Injury or loss of life;

●	Severe damage to and destruction of property, natural resources or equipment;

●	Pollution and other environmental damage;

●	Clean-up responsibilities;

●	Regulatory investigation and penalties;

●	Suspension of our operations; or

●	Repairs necessary to resume operations.

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

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six month. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

