Form 10-Q/A
period 2014-06-30
T-REX OIL, INC.
filed 2016-06-28
CIK 1287900

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

As of August 1, 2014, T-Rex Oil, Inc. has 119,862,791 shares of Rancher Energy Corp. common stock, $0.00001 par value, were outstanding.

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