Form 10-K
period 2016-03-31
T-REX OIL, INC.
filed 2016-08-11
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

(720) 502-4483

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

[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

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

Yes [  ] No [X]

On July 11, 2016, 6,711,770 shares of common stock were held by non-affiliates and had a value of $12,014,068 based on the average closing bid and ask of $1.79.

There were 15,934,591 shares issued and outstanding of the registrant’s Common Stock as of July 11, 2016.

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

PART I

ITEM 1. BUSINESS

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “T-Rex” or the “Company” are to T-Rex Oil, Inc.

Corporate History

T-Rex Oil, Inc. was organized under the laws of the State of Nevada as Rancher Energy Corp. (“Rancher”). On October 8, 2014, as approved by our board of directors and a written consent of our majority shareholder, an amendment to the Articles of Incorporation was filed in order to authorize a reverse split of the common stock issued and outstanding on a one (1) new share for three hundred fifty (350) old shares basis. At the same time, the Articles of Incorporation were amended to change our authorized capital to 275,000,000 shares of $0.001 par value common stock and 50,000,000 shares of $0.01 par value preferred stock. The Financial Industry Regulatory Authority (“FINRA”) approved the amendment, effective October 29, 2014.

On October 17, 2014, we merged into our wholly owned subsidiary, T-Rex Oil, Inc., a Colorado corporation and as a result were re-domiciled in the state of Colorado.

On October 28, 2015, T-Rex Oil, Inc. (“the Company”) filed an Amendment to its Articles of Incorporation to designate the Series A Convertible Preferred Stock.

The Amendment designates 5,000,000 shares of the authorized 50,000,000 shares of the Company’s $0.001 par value preferred stock as the Series A Convertible Preferred Stock (“the Series A Shares.”) The Series A Shares are convertible into common shares of the Company’s stock 9 months after the date of issuance. Further, the Series A Shares have a conversion price based upon 80% of the 10 day average of the Company’s closing market price. The Series A Shares do not accrue dividends and have a deemed purchase price of $2.00 per share.

In October 2015, the Company commenced a private placement financing of $7,000,000 in Units, a Unit consisting of 1 share of its Series A Shares and a Unit Warrant. The Unit Warrant has an exercise price of $3.00 per share and a term of 3 years. The Unit Warrant is exercisable 9 months after issuance and is callable by the Company upon the Company’s common stock closing at a market price of $5.00 or above for a period of 10 days.

At March 31, 2016, the Company had received $793,038 of cash in exchange for the issuance of 409,019 shares of its Series A Preferred Stock and Unit Warrants exercisable for 409,019 shares of common stock.

ORGANIZATIONAL STRUCTURE

Part of our strategy includes the use of partnerships to not only own individual projects, but to handle the drilling, completion, operation and raising of capital for the funding of such prospects. The Company or one of its subsidiaries will then handle the operation and management of the partnership. T-Rex Oil LLC #1, described below, is one such partnership. It is managed and operated by Terex.

Terex Energy Corporation

Terex Energy Corporation (“Terex”) was incorporated in the State of Colorado in February 2014. Terex has interests in oil and gas properties.

On December 22, 2014, we entered into Exchange Agreements with the Terex shareholders for 100% of the shares of Terex. Pursuant to the Exchange Agreements, we agreed to issue 7,385,700 shares of our restricted common stock for 100% of the issued and outstanding common stock of Terex. The shares were exchanged on a one for one basis. As a result, Terex became a wholly-owned subsidiary of the Company.

The effective date of the acquisition was December 22, 2014, with T-Rex being the legal acquirer. However, since T-Rex is a public company, which had nominal activity, the acquisition was treated as a recapitalization of Terex. Though T-Rex was the legal acquirer in the acquisition, Terex was the accounting acquirer since its shareholders gained control of T-Rex. Therefore, at the date of the acquisition the historical financial statements of Terex became those of T-Rex. As a result, the historical financial statements of Terex supersede any prior financial statements of T-Rex.

Prior to the share exchange with T-Rex, Terex had acquired interests in oil and gas prospects and properties discussed herein. Terex also is an operator of oil and gas properties and as such operates the various properties owned by the Company and its subsidiaries.

Western Interior Oil & Gas Corporation.

Western Interior Oil & Gas Corporation (“Western Interior”) was incorporated in the State of Wyoming in August 2005. Western Interior has producing and developmental oil and gas properties in southwest central Wyoming.

On February 24, 2015, we entered into a Share Exchange Agreement with Western Interior and the shareholders of Western Interior. Under the Share Exchange Agreement we exchanged shares of our common stock for 83% of the issued and outstanding common stock of Western Interior. The acquisition was closed on March 28, 2015 and was effective March 31, 2015. At the time of closing, we issued 7,465,168 shares of our restricted common stock in exchange for shares of Western Interior.

On March 31, 2015, we entered into an amendment to the Share Exchange Agreement whereby we assumed certain repurchase agreements between Western Interior and its dissident shareholders and as a result acquired the remaining 17% of Western Interior. As part of these agreements, we assumed certain promissory notes issued to the dissenting shareholders in the total amount of $1,770,047 that are collateralized by Western Interior’s assets. As a result, Western Interior has become a wholly-owned subsidiary of the Company.

JK Minerals, Inc.

In January 2016, we were assigned 100% of the equity interest issued and outstanding in JK Minerals, Inc. (“JK Minerals”) by its sole shareholder, Blue Tip Energy Wyoming, Inc. At the time of the assignment, JK Minerals had no outstanding liabilities and its only asset was a license to a 3-D Seismology Report performed in 2004 on the Cole Creek Property acquired by T-Rex #3. JK Minerals was incorporated in Wyoming in July 1991 and has no operations.

T-Rex Oil LLC #3

T-Rex Oil, LLC #3 (“T-Rex #3”) is a Colorado limited liability company organized in January 2016. T-Rex #3 is managed by the Company and T-Rex has a 16.67% equity interest in T-Rex #3 with the remaining 83.33% equity interest being owned by Mr. VanderPloeg who is a director and shareholder of the Company. Per its Operating Agreement, T-Rex #3 acts and is the holder in title to any and all assets and any related liabilities as well as operations on behalf of the Company.

Therefore, in accordance with authoritative guidance on accounting for consolidation, as set forth in Topic 810-10-15 of the ASC, the Company has included in these consolidated financial statements as of and for the year ended March 31, 2016 any such assets, liabilities, revenues, costs and expenses of T-Rex #3.

T-Rex #3 owns 13,328 gross, 10,000 net acres in the Powder River Basin of Wyoming (the “Cole Creek Property.”)

T-Rex Oil LLC #1

T-Rex Oil LLC #1 (“T-Rex #1”) is a Colorado limited liability company organized in December 2014. Terex is the Manager of T-Rex #1 and is the operator of the Sioux County, Nebraska project and the Company has no equity interest in T-Rex #1.

The Company in December 2014 entered into put agreements with the members of T-Rex #1 whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock.

Our Company

We are an independent oil and gas exploration and production company focused on the acquisition, enhancement and development of oil and gas assets primarily in the Rocky Mountain region of Wyoming. Based on a 2007 research study conducted by the Enhanced Oil Recovery Institute at the University of Wyoming using reservoir production data provided by the Wyoming Oil and Gas Conservation Commission (“WOGCC”), Wyoming has produced 7,024 million barrels of oil from 1,237 producing fields with the top 400 fields producing 97.7% of the total produced oil, or 6,865 million barrels of oil. A research report published by the Independent Petroleum Association of America in November 2014 ranked Wyoming as the 9th largest U.S. state in terms of crude oil production and the 5th largest U.S. state in terms of natural gas production. Our management team has extensive experience acquiring, enhancing and operating oil and gas assets in Wyoming, which we believe will provide a competitive advantage in executing the Company’s business strategy.

As of October 2015, according to www.drillingedge.com, there are 358 active oil and gas operators in Wyoming, with the largest producer, EOG Resources, Inc., representing only 9.24% of production, according to the WOGCC. We believe that there remain several under-developed or mismanaged oil and gas properties in Wyoming that with proper field management, application of modern exploration and development techniques, enhanced recovery methods and in-field drilling will increase current production and the ultimate recovery factor of oil and gas reserves from these fields. In addition, while we are focusing on the acquisition of proven properties that we believe can be economically enhanced in this current commodity price environment, in certain market conditions, we believe there could be additional upside realized through the development of deeper productive horizons, or applying tertiary recovery applications to these acquired fields.

To date, we have focused our activities in Eastern Wyoming along the Salt Creek/Big Muddy trend. Starting with the Salt Creek field in Natrona County, following the Salt Creek/Big Muddy trend down to the South Glenrock field in Converse County, we believe there are a series of analogous fields that could provide ideal targets for us to execute this business strategy. The following fields are located along this trend, which we refer to as the “String of Pearls”.

Field	Operators (1)	County

Salt Creek	FDL Operating Fossil Energy Chapman	Natrona County

Teapot Naval Reserve (aka Teapot Dome)	Natrona County Holdings	Natrona County

Sage Spring Creek	Black Bear Oil Corporation Matrix Production Company Strachen Exploration Company	Natrona/Converse County

Burke Ranch	Griffiths Oil LLC Terex Energy Corporation (2)	Natrona County

Cole Creek	Blue Tip Energy (3) Linc Energy Petroleum WYO	Natrona/Converse County

Cole Creek South	Blue Tip Energy (3) Linc Energy Petroleum WYO	Converse County

Big Muddy	Vortex Petroleum Bass Petroleum Linc Energy Petroleum WYO	Converse County

Big Muddy East	Linc Energy Petroleum WYO	Converse County

Glenrock South	Linc Energy Petroleum WYO Muddy Mineral Exploration	Converse County

Glenrock	Linc Energy Petroleum WYO	Converse County

(1)	During the year ended December 31, 2015, as identified by the WOGCC website.

(2)	Terex Energy Corporation is a wholly-owned subsidiary of T-Rex Oil, Inc.

(3)	In January 2016, T-Rex #3, an equity investment, acquired an 82% working interest in the Blue Tip Energy Properties in Cole Creek and Cole Creek South. In April 2016, T-Rex #3 acquired the remaining 18% working interest in the Blue Tip Energy Properties in Cole Creek and South Creek. T-Rex #3 holds 100% working interest in these properties.

According to the WOGCC, these fields range in size, but generally produce from similar stacked horizons ranging from the Deep Tensleep to the Wall/Creek/Frontier formations.

We acquired our first assets in the String of Pearls in 2014 and currently operate wells and properties in the Burke Ranch and Cole Creek Fields. We have identified areas of enhancements available to increase the production and recovery factors of these fields, including well recompletion, stimulation activities, pressure maintenance improvement, down spacing and enhanced recovery. We believe that several other fields in the String of Pearls provide evidence of the potential of these operated assets given similar geology and productive horizons. For instance, the Salt Creek field has achieved a nearly 40% recovery factor, developed down to 20 acre spacing utilizing a C02 (Carbon Dioxide) flood. The Cole Creek field by contrast has achieved a modest 23% recovery factor, based on 80 acre well development. We have identified several behind pipe recompletion opportunities targeting undeveloped productive formations that are currently producing in the Salt Creek field.

As a result, we believe that there remains significant work to be completed in our currently operated fields that match our business strategy, while we continue to seek opportunity to acquire additional assets along this trend.

Our Properties

We are initially focused on the Salt Creek/Big Muddy trend in the State of Wyoming, which we refer to as the “String of Pearls”. This trend covers approximately 8 miles running from Natrona County in the north down to Converse County in the south.

We are attracted to this area based upon the available information of hydrocarbon production, including primary, secondary and in some cases tertiary recovery results. While the size and recovery factors associated with the various fields within the Sting of Pearls vary, the general geologic setting is considered to be consistent. We identify the Salt Creek field, which has achieved a 40% recovery factor, as an indicator of the potential of these fields that are less developed at this point in time.

Historical Production of Fields in the “String of Pearls”

Field	Date of Discovery	Cumulative Production (1)	Estimated Recovery Factor
Salt Creek	1889	710,292,907	~40%
Teapot Naval Reserve (AKA Teapot Dome)	1922	28,730,483BO	~25%
Sage Spring Creek	1949	17,074,699	~30%
Cole Creek	1938	18,563,064	~23%
Cole Creek South	1948	17,274,800	~34%
Big Muddy	1916	53,971,243	~24%
Glenrock South	1950	75,893,890	~20%

(1)	Cumulative Production is from the WOGCC and is as of December 31, 2015.

Cole Creek Oil Field, Wyoming

Located in the southwest margin of the Powder River Basin in Natrona and Converse Counties, approximately 20 miles to the northeast of Casper, Wyoming. Our Leasehold historically produces from 4 Cretacious sand formations, the Shannon, the Frontier, the Dakota and the Lakota. Additionally, there is potential in the Muddy and the Tensleep or Minnelusa formations. We are currently reprocessing and reinterpreting Seismic data previously performed on parts of the property.

Production in the field at this time is from the 2nd Frontier and the Dakota and averages 60 BOPD. We have identified several behind pipe opportunities and plan to develop them in the near term.

Covering approximately 13,400 gross acres and 19 producing wells and 23 existing well bores.

We intend to focus on the re-development of the Shannon and Frontier formation using new technology and 3-D seismic re-work methods. We intend to drill edge and infill wells initially then develop the property for tertiary recovery using polymer floods, surfactants and possibly CO2 injection.

Burke Ranch Project, Natrona County, Wyoming

The Burke Ranch Field of Wyoming consists of approximately 4,500 acres located in the southwest corner of the Powder River Basin. The project has a potential for 40+ development and exploratory wells. Historically, the Dakota Formation has been the primary objective. The Burke Ranch Unit was originally developed on 80 acre spacing. Downsizing the spacing to 40 acres and drilling infill and edge wells offers low risk and high potential production.

We are currently permitting a small 3 D seismic project on our acreage to enable us to better define the best development opportunities. There could be additional potential in the Frontier (Wall Creek), Second Frontier, Niobrara, Mowry, and Tensleep Formations.

Burke Ranch Field offers a variety of drilling and development opportunities.

●	Tensleep Formation - new drilling on seismic anomaly

●	Dakota Formation – additional development of the Dakota Formation to re-work the field to increase existing production

●	Frontier Formation – to recomplete the existing wells to access existing reserves behind pipe.

Big Horn Basin Prospect

The Big Horn Basin, located in north-central Wyoming, is a geological structural basin of sedimentary rocks dating from the Cambrian to Miocene. The principal productive reservoir of oil in the Big Horn Basin to date has been the Pennsylvanian Tensleep Formation. Other producing horizons include the Mississippian Madison Limestone, Permian Phosphoria and the Cretaceous Frontier Sandstone.

Our Big Horn Basin projects currently produce from the Triassic Crow Mountain, Permian Phosphoria and Frontier formations. They provide us with both development and exploration opportunities.

The Big Horn Basin Prospect properties have a combination of development and exploration projects. We expect to drill, subject to reasonable financing, between 16 and 36 wells on the properties over the next two years.

Rawhide - This is an opportunity for development of existing production and exploration for deeper reserves. Cumulative historical production to date is approximately 147.0 MBO.

Meeteetse “Deep” - This is an opportunity to develop a large Phosphoria-Tensleep oil field. This is the largest project in the Western Interior portfolio. In mid-2008, the Carter 1 discovery well was re-entered and recompleted in the Phosphoria formation to restore production. Extensive testing and analysis have established Phosphoria 2P reserves on the 240 acre lease block.

Baird Peak - Baird Peak is a well-defined structure with 200’ of closure, with multiple pay objectives. Historically, it has produced 128,000 BO.

Nebraska

Sioux and Kimball County, Nebraska

We have development of the project through T-Rex #1. The project consists of:

●	We have a 100% WI and a 75% NRI in the well and key acreage of 240 acres.

●	We have sufficient acreage to drill two new wells in an up-dip direction structurally.

●	The Company has a 31.25% WI until payout, at which time the Company would get an additional 25% working interest for a total of 56.25% in a water injection-disposal project.

●	Water injection well application for permit was submitted and in early April 2015 it was approved for injection rates of 5,000 barrels of water per day, pending appeal.

●	Water injection well has been drilled and cased with 7 inch pipe.

Drilling Program and Field Activities

We initiated our operations in Wyoming with the acquisition of the acreage in the Burke Ranch in 2014. Since closing the Cole Creek acquisition, we have focused the majority of our activities in this field and developing a recompletion program and 3D Seismic reprocessing and interpretation program.

We believe there remain a number of activities to complete in the field, including further re-completions, down-spaced drilling and enhanced oil recovery techniques which will most likely start with CO2 “huff and puff” treatments.

Business Strategies

Our objective is to create shareholder value by identifying and assembling a portfolio of low-risk assets with attractive economic profiles and leveraging our technical and managerial expertise to deliver industry-leading results. We seek to achieve this objective by executing the following strategies:

●	Pursue Out of Favor Fields. We believe that many of our peers are currently looking to exit Wyoming to pursue other areas of operations. We attribute this trend to either the smaller size of their respective holdings, the fact that the majority of these assets represent conventional oil and/or natural gas production or the possibility that they currently lack the resources to focus on the best management of these assets. By contrast, given our management experience in this area, we seek to aggregate these assets, to achieve economies of scale, driving down our per unit operating costs, while increasing production by detailed field management and enhancement.

●	Seek Held by Production Acreage that Can Provide Future Upside. Our acquisition strategy is based on identifying and acquiring producing properties that we believe can be enhanced. However, given our experience in Wyoming, we anticipate that there will be further upside achieved if commodity prices improve through the exploration of deeper productive horizons. While we do not quantify this upside value, we seek acquisitions where we can secure this upside optionality while executing our core business strategy.

Competitive Strengths

We possess a number of competitive strengths that we believe will allow us to successfully execute our business strategies:

●	Management Experience. Our management has a total combined experience of 100+ years in the oil and gas industry with a particular focus on Wyoming. We believe that this firsthand knowledge of our management, which includes having drilled numerous wells in Wyoming, and our ownership of acres of surface land, provide us with a competitive advantage when executing our acquisition strategy, in addition to our planned field enhancement operations. As a result of this experience, we believe that we will be able to produce our fields in Wyoming much more efficiently than many of our peers.

●	Multi-Year, Low-Risk Development Drilling Inventory. We have identified a number of field enhancements that could be conducted across our current asset base including 7 initial recompletions, the development of 61 PUD drilling locations (56 in Cole Creek and 5 in the Big Horn Basin) and additional locations should we determine to down-space to 40 acre well spacing. Likewise, we believe there are 18 to 20 behind pipe zones that provide us with additional reserves.

●	Proven Acquisition Strategy. Given the experience of our management team, we have been successful in identifying and closing on acquisitions within the Salt Creek/Big Muddy trend that fit our business strategy. This firsthand knowledge provides us with insight into possible asset transactions before many of our peers are aware of them. Coupled with our knowledge related to the geologic and operational setting of these assets, we believe we have a strong advantage in determining the price to pay for these potential acquisitions, while also having a clear understanding of how to enhance value prior to closing the transaction.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the exploration for oil and gas; accordingly, there is a high degree of competition for desirable properties. However, the staff at T-Rex is experienced and knowledgeable about the Rocky Mountain region and can evaluate potential acquisitions and opportunities with greater efficiency.

Markets

The availability of a ready market for newly discovered oil and gas reserves will depend on numerous factors beyond our control, including the proximity and capacity of refineries and pipelines, the effect of state regulation of production and of federal regulation of products sold in interstate commerce and recent intrastate sales. The market price of oil and gas is volatile and beyond our control.

Global Oil Supply

In the last two years, the produced global oil supply is outpacing oil demand which, in part, has resulted in declining oil prices. It is only in the last several months that production has come into line with demand and pricing has seen a relatively stable period, though prices have not rebound to pre-2014 levels.

Despite this, the industry continues to work on a production decline curve, and the industry continues to focus on trying to replace depleting reserves with more conventional and cost effective production techniques.

Effect of Changing Industry Conditions on Drilling Activity

Lower oil and gas prices have caused a decline in drilling activity in the U.S. recently. However, such reduced activity will normally result in a decline in drilling, lease acquisition and equipment costs, and an improvement in the terms under which drilling prospects are generally available. We cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on our ability to generate economic drilling prospects or to raise the necessary funds with which to drill them.

Effect of Technology

Evolving scientific and technological developments in the last five years have not only provided access to previously unreachable and large reserves, but in many cases have made the production of such reserves highly profitable. In addition, these developments have taken previously shut in fields/wells and made them once again economically viable and in some cases, greatly so.

Government Regulations

Our operations are subject to various federal, state and local laws and regulations that change from time to time. Many of these regulations are intended to prevent pollution and protect environmental quality, including regulations related to permit requirements for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling, completing and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the drilling and completion process, groundwater testing, air emissions, noise, lighting and traffic abatement and the plugging and abandonment of wells. Other regulations are intended to prevent the waste of oil and gas and to protect the rights among owners in a common reservoir. These include regulation of the size of drilling and spacing units or proration units, the number, or density, of wells which may be drilled in an area, the unitization or pooling of oil and natural gas wells and regulations that generally prohibit the venting or flaring of natural gas and that impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. In addition, our operations are subject to regulations governing the pipeline gathering and transportation of oil and natural gas, as well as various federal, state and local tax laws and regulations.

Failure to comply with applicable laws and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are generally subject to the same regulatory requirements and restrictions that affect our operations. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance.

Regulation of Production

Federal, state and local agencies have promulgated extensive rules and regulations applicable to our oil and natural gas exploration, production and related operations. Most states require drilling permits, drilling and operating bonds and the filing of various reports and impose other requirements relating to the exploration and production of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions governing the size of drilling and spacing units or proration units, the density of wells and the unitization or pooling of oil and natural gas properties. Some states like Wyoming and Colorado allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on the voluntary pooling of lands and leases. In areas with voluntary pooling, it may be more difficult to develop a project if the operator owns less than 100% of the leasehold. The statutes and regulations of some states limit the rate at which oil and gas is produced from properties, prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. This may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or locations at which we can drill. The federal and state regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Because these rules and regulations are amended or reinterpreted frequently, we are unable to predict the future cost or impact of complying with these laws.

The Wyoming Oil and Gas Conservation Commission is the primary regulator of exploration and production of oil and gas resources in the principal area in which we operate. The WOGCC regulates oil and gas operators through rules, policies, written guidance, orders, permits and inspections. Among other criteria, the WOGCC enforces specifications regarding drilling, development, production, abandonment, enhanced recovery, safety, aesthetics, noise, waste, flowlines and wildlife.

Regulation of sales and transportation of natural gas

Historically, the transportation and sales for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 and the Federal Energy Regulatory Commission (“FERC”) regulations. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated the price for all “first sales” of natural gas. Thus, all of our sales of gas may be made at market prices, subject to applicable contract provisions. Sales of natural gas are affected by the availability, terms and cost of pipeline transportation. Since 1985, the FERC has implemented regulations intended to make natural gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis. We cannot predict what further action the FERC will take on these matters. Some of the FERC’s more recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.

Regulation of sales and transportation of oil

Our sales of crude oil are affected by the availability, terms and cost of transportation. Interstate transportation of oil by pipeline is regulated by the FERC pursuant to the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products (collectively referred to as “petroleum pipelines”) be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with the FERC.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we do not believe that the regulation of oil transportation rates will affect our operations in any way that is materially different than those of our competitors who are similarly situated.

Environmental Laws.

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly and time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions or a termination of operations, the extent of which cannot now be predicted.

Title to Properties.

We are not the record owner of our interest in our properties and rely instead on contracts with the owner or operator of the property, pursuant to which, among other things, we have the right to have our interest placed of record. As is customary in the oil and gas industry, a preliminary title examination generally will be conducted prior to the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, we usually will conduct a thorough title examination and will remedy any significant defects before proceeding with operations or the acquisition of proved properties, as we may deem appropriate.

Our properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to our undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

BACKLOG OF ORDERS.

We currently have no orders for sales.

GOVERNMENT CONTRACTS.

We have no government contracts.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT.

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

As of March 31, 2016, T-Rex and its subsidiaries had 8 full-time employees. Jon Nicolaysen, and Allen Heim, officers and directors of T-Rex, have Employment Agreements with our subsidiary, Terex. Don Walford and Martin Gottlob, officers and directors of T-Rex, have Employment Agreements with the Company. All officers of the Company work 40 hours a week. All other employees are at will employees.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 1A. RISK FACTORS

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to T-Rex’s plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: our ability of to implement our business strategy; our ability to obtain additional financing; T-Rex’s limited operating history; unknown liabilities associated with future acquisitions; our ability to manage growth; significant competition; our ability to attract and retain talented employees; future government regulations; and other factors described in this filing or in other of T-Rex’s filings with the Securities and Exchange Commission. T-Rex is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISK FACTORS RELATED TO OUR COMPANY

Our business has an operating history of only three years after Bankruptcy emergence and is unproven and therefore risky.

We have only in the last two years begun operations under the business plan discussed herein. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry and current industry conditions.

We have a limited revenue history and have a short history of operations.

We have only recently begun operations in the oil and gas industry. During the year ended March 31, 2016, we recognized a net loss of $15,767,831 compared to $11,043,541 during the year ended March 31, 2015. With our acquisition of Western Interior effective March 31, 2015, we began to recognize revenues from operations during the first quarter of the fiscal year ended March 31, 2016; however, these are not enough to support operations.

We are not profitable and the business effort is considered to be in an early stage of operations. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

We are not diversified and we will be dependent on only one business.

Because of our limited financial resources, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

If we complete the proposed transaction with Norris, we will have diversified our operations to include both manufacturing and threading for both the oil and gas industry and the horizontal directional drilling trenchless industry. However, these operations will still be reliant on the oil and gas industry and, in addition, there is no assurance that the acquisition will be completed.

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

If we find oil and gas reserves to exist on a prospect, we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need substantial additional funds for continued development. We will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others or the sale of all or part of the property. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties.

We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.

We have limited funds, and such funds may not be adequate to carry out the business plan in the oil and gas industry. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

We may in the future issue more shares, which could cause a loss of control by our present management and current shareholders.

We may issue further shares out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be that those new shareholders and management would control our Company, and persons unknown could replace our current management. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have warrants and options issued and outstanding which are convertible into our common stock. A conversion of such equity instruments could have a dilutive effect on existing shareholders.

At March 31, 2016, we have warrants issued and outstanding exercisable into 1,351,877 shares of our common stock at ranges from $0.10 to $3.50 per share and options issued and outstanding exercisable into 1,127,750 shares of common stock at ranges from $0.10 to $2.00 per share. They are exercisable in whole or in part. The exercise of the warrants and/or options into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

We will depend upon management but we may at times have limited participation of management.

Our directors are also acting as our officers. We will be heavily dependent upon their skills, talents and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Consultants may be employed on a part-time basis under a contract to be determined.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business may be engaged in business activities outside of our business, and the amount of time they devote as officers and directors to our business will be up to 40 hours per week. Investors in the Company should critically assess all of the information concerning our officers and directors.

We do not know of any reason other than outside business interests that would prevent our officers and directors from devoting full-time to our Company when the business may demand such full-time participation.

Our officers and directors may have conflicts of interest as to corporate opportunities in which we may not be able or allowed to participate.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.

We have agreed to indemnification of officers and directors as is provided by Colorado Statute.

Colorado Revised Statutes provide for the indemnification of our directors, officers, employees and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees or agents, upon such person’s promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our directors’ liability to us and to our shareholders is limited.

Colorado Revised Statutes exclude personal liability of our directors and our shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

RISK FACTORS RELATING TO OUR BUSINESS

Our business, the oil and gas business, has numerous risks which could render us unsuccessful.

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

We are and will continue to be an insignificant participant in the oil and gas business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitors’ resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our business plan.

We will be subject to all of the market forces in the energy business, many of which could pose a significant risk to our operations.

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels and alternative energy sources, crude oil imports, the world-wide political situation, price regulation and other factors. Current economic and market conditions have created dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect our profitability from oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas or regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines; the extent and duration of such oversupply may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers. (See “Item 1. Business - Competition, Markets Regulation and Taxation.”)

We believe investors should consider certain negative aspects of our operations.

Dry Holes: We may expend substantial funds acquiring and potentially participating in exploring properties which we later determine not to be productive. All funds so expended will be a total loss to us.

Technical Assistance: We will find it necessary to employ technical assistance in the operation of our business. As of the date of this annual report, we have not contracted for any technical assistance. When we need it, such assistance is likely to be available at compensation levels we would be able to pay. However, there is no assurance that such assistance will be available or, if available, that it will be at an acceptable compensation level.

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

Nature of our Business: Our business is highly speculative, involves the commitment of high-risk capital and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

General Economic and Other Conditions: Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes, oil and gas prices and costs; excess supplies and other factors of a general nature.

Our business is subject to significant weather interruptions.

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves. The Company’s current estimates of reserves could change, potentially in material amounts, in the future, in particular due to the recent significant decline in commodity prices.

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and present value of our reserves. See Part I, Item 2 for information about our estimated crude oil and natural gas reserves, PV-10 and Standardized Measure of discounted future net cash flows as of March 31, 2016.

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

The prices used in calculating our estimated proved reserves are, in accordance with SEC requirements, calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12 months. Commodity prices declined significantly in the fourth quarter of calendar year 2014 and were unstable during calendar year 2015 and if such prices do not increase significantly, our future calculations of estimated proved reserves will be based on lower commodity prices which could result in our having to remove non-economic reserves from our proved reserves in future periods.

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

You should not assume the present value of future net revenues from our proved reserves is the current market value of our estimated crude oil and natural gas reserves. In accordance with SEC rules, we base the estimated discounted future net revenues from proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding twelve months. Actual future prices may be materially higher or lower than the SEC pricing used in the calculations. Actual future net revenues from crude oil and natural gas properties will be affected by factors such as:

●	the actual prices we receive for sales of crude oil and natural gas;

●	the actual cost and timing of development and production expenditures;

●	the timing and amount of actual production; and

●	changes in governmental regulations or taxation.

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

Accounting rules require that we periodically review the carrying values of our crude oil and natural gas properties for possible impairment. Based on specific market factors, prices and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying values of our crude oil and natural gas properties. A write-down results in a non-cash charge to earnings. We have incurred impairment charges in the past and may incur additional impairment charges in the future, particularly if crude oil prices remain at their currently low levels or decline further, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

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

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect our earnings potential and cause material changes in the in our proposed business. We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us. Such regulations may have a significant effect on our operating results.

RISK FACTORS RELATED TO OUR STOCK

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a “penny stock” company. Our securities are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000, excluding the primary residence, or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of investors to sell their securities in any market that might develop therefor because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7 and 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level and consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We will pay no foreseeable dividends in the future.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

Our investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services or acquisitions.

At March 31, 2016, we have warrants issued and outstanding exercisable for 1,351,877 shares of our common stock at ranges from $0.10 to $3.50 per share. In addition, we have options exercisable into 1,127,750 shares of our common stock at ranges from $0.10 to $2.00 per share. The warrants and options are exercisable in whole or in part. The exercise of the warrants and/or options into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

Rule 144 sales in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate shareholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of the company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present shareholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you have paid for the shares.

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

The price of our common stock that will prevail in the market at any given time may be higher or lower than the price you paid. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

●	Variations in our quarterly operating results;

●	Loss of a key relationship or failure to complete significant transactions;

●	Additions or departures of key personnel; and

●	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Any new potential investors will suffer a disproportionate risk and there will be immediate dilution of existing investor’s investments.

Our present shareholders have acquired their securities at a cost significantly less than that which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

Our business is highly speculative and the investment is therefore risky.

Due to the speculative nature of our business, it is probable that the investment in shares will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

REAL ESTATE.

None.

PATENTS AND PATENT APPLICATIONS.

None.

OIL AND GAS PROPERTIES.

Our oil and natural gas properties are located in the states of Wyoming and Nebraska.

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

Summary of Oil and Natural Gas Reserves

The following disclosures for the fiscal year ended March 31, 2016 include only those reserves attributable to those properties located in Fremont, Hot Springs and Park Counties in Wyoming and to those properties located in the Cole Creek field in Natrona and Converse Counties in Wyoming.

Any reserves attributable to our Nebraska, Burke Ranch, Wyoming, and certain undeveloped properties at Western Interior and the Mondo, Utah project were not considered in the reserve report, as those properties are undeveloped at this time.

Reserves

The following table sets forth our estimated net proved reserves as of March 31, 2016 based upon the reserve report dated July 19, 2016. All such reserves are attributable to those properties located in Fremont, Hot Springs, Park, Sweetwater, Natrona and Converse Counties in Wyoming.

	Oil Reserves (MBbls)
	2016
	Gross (100%)	Net
Estimated Proved Reserves Data:
Proved developed proving (PDP)	180.4	122.6
Proved undeveloped reserves (PUD)	0	0
Total Proved Reserves	180.4	122.6

Proved developed oil reserves are reserves that can be recovered through existing wells with existing equipment and operating methods.

There are no proved undeveloped oil reserves at March 31, 2016. Proved undeveloped oil reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances. All proved undeveloped locations in our July 19, 2016 Reserves Report are included in our development plan and are scheduled to be drilled within five years from their initial proved booking date.

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price and production cost changes and other factors. See “— Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Neil H. Little and Mr. Mike K. Norton. Mr. Little, a Licensed Professional Engineer in the State of Texas (No. 117966), has been practicing consulting petroleum engineering at NSAI since 2011 and has over 9 years of prior industry experience. He graduated from Rice University in 2002 with a Bachelor of Science Degree in Chemical Engineering and from University of Houston in 2007 with a Master of Business Administration Degree. Mr. Norton, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441), has been practicing consulting petroleum geoscience at NSAI since 1989 and has over 10 years of prior industry experience. He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps, well test data, production data, historical price and cost information, and property ownership interests.

Mr. Martin Gottlob, the Company’s Vice President of Geology, is primarily responsible for the determination and the presentation of the reserves presented by the Company.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Natural Gas Reserves Information promulgated by the Society of Petroleum Engineers.

Our internal staff of geoscience professionals work closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process. We review with them our properties and discuss methods and assumptions used in their preparation of our fiscal year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of each of the NSAI reserve reports is reviewed with representatives of NSAI and our internal technical staff before we disseminate any of the information. Additionally, our senior management reviews and approves the final reserve report and any significant internally estimated changes to our proved reserves on an annual basis.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 13 — Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)” to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, NSAI employs technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, and well test data.

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

During the fiscal year ended March 31, 2016, we had production from and sold oil from our properties in the Big Horn Basin and during the fourth quarter of the fiscal year ended March 31, 2016 we recognized production and sales of oil from our properties in the Cole Creek Field. During the fiscal year ended March 31, 2015, we did not have any production of or sales of oil or natural gas.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of March 31, 2016 and 2015:

	2016				2015
	Developed Acres		Undeveloped Acres		Developed Acres		Undeveloped Acres
	Gross(1)	Net (2)	Gross	Net	Gross	Net	Gross	Net
Wyoming (3)
Big Horn Basin	480	425	4,726	2,025	480	425	4,726	2,025
Wind River Basin	-	-	-	-	160	14	4,533	449
South Central	-	-	-	-	-	-	5,995	4,345
Cole Creek	6,057	4,647	6,514	4,998	-	-	4,000	2,039
Burke Ranch	-	-	4,222	3,378	-	-	4,837	3,378
Nebraska (4)
Sioux County	80	80	160	160	80	80	160	160
Kimball County	40	26	-	-	40	26	-	-
Utah (5)
Covenant Mondo	-	-	-	-	-	-	3,995	3,995
Total	6,657	5,178	15,622	26,183	760	545	28,246	14,414

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

(3)	Approximately 2,896 gross of the total 4,726 undeveloped gross acres at the Big Horn Basis, are held through leases by production. The remaining gross acres are held by leases with terms expiring in 2020.

The 6,514 gross undeveloped acres at Cole Creek are held by production and the 3,622 gross acres at Burke Ranch are also held by production.

(4)	The 160 acres are held by production.

(5)	The undeveloped acres at Covenant Mondo are held by production and two wells were drilled during the year ended March 31, 2015. Both wells were dry holes.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of March 31, 2016 and 2015:

	2016				2015
	Oil Wells		Natural Gas Wells		Oil Wells		Natural Gas Wells
	Gross(1)	Net(2)	Gross	Net	Gross	Net	Gross	Net
Wyoming
Big Horn Basin	6	6	-	-	6	6	-	-
Wind River Basin	-	-	-	-	5	0.39	-	-
South Central	-	-	-	-	-	-	-	-
Cole Creek	13	8.66	-	-	-	-	-	-
Burke Ranch	-	-	-	-	-	-	-	-
Nebraska
Sioux County	1	1	-	-	1	1	-	-
Kimball County	1	.65	-	-	1	.65	-	-
Utah
Covenant Mondo	-	-	-	-	-	-	-	-
Total	21	16.31	-	-	13	8.04	-	-

(1)	“Gross” means the total number of wells in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross wells.

Oil Production, Production Prices and Production Costs

	For the Fiscal Years Ending
	March 31,
	2016	2015
Revenue
Oil Sales (Bbl)	$33.93	$-
Net Production Sold
Oil (Bbl)	16,120	-
Costs and expenses (per Bbl)
Lease operating expenses	$33.48	$-
Transportation and marketing expenses	$-	$-

Drilling Activity

The Company’s operational activities are focused on re-work of existing wells for production purposes.

During the year ended March 31, 2015, the Company recognized $1,360,119 in exploration expense to drill two wells in the Covenant Mondo project. Both wells were dry holes.

At March 31, 2016, the Company had no wells being drilled.

ITEM 3. LEGAL PROCEEDINGS

T-Rex anticipates that it (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4. MINING AND SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB and was traded under the symbol “RNCH” from October 28, 2009 to November 25, 2014 when it was changed to “TRXO” as a result of our name change in October 2014.

On October 8, 2014, an amendment to our Articles of Incorporation was filed in order to authorize a reverse split of the common stock, issued and outstanding, on a one (1) new share for three hundred fifty (350) old shares basis, with fractional shares being redeemed in cash. FINRA approved the amendment, effective October 29, 2014.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock as reported by the OTCQB for our fiscal years ended March 31, 2016 and 2015. In considering this information, it is important to note that the historical prices for the fiscal year ended March 31, 2015 and those for the periods prior to October 29, 2014 have been adjusted to reflect the reverse split.

These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	HIGH	LOW
Fiscal Year 2016
Quarter Ended:
June 30, 2015	$3.55	$2.15
September 30, 2015	$3.25	$1.50
December 31, 2015	$1.75	$1.20
March 31, 2016	$2.40	$1.10

Fiscal Year 2015
Quarter Ended:
June 30, 2014	$3.98	$1.57
September 30, 2014	$5.20	$2.13
December 31, 2014	$6.40	$2.05
March 31, 2015	$3.50	$1.54

Holders

There are approximately 356 holders of record of T-Rex’s common stock as of March 31, 2016.

Dividend Policy

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by T-Rex’s board of directors. The Company has not declared or paid any dividends on T-Rex’s common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the fiscal years ended March 31, 2016 and 2015, we made the following sales of our unregistered securities.

The numbers below have been adjusted for the 1 for 350 share reverse split of October 2014.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

August 2014	Common Shares	371,003	$1,300,000	Terex Energy Corporation

December 2014	Common Shares	81,692	Recapitalization	Shareholders

December 2014	Common Shares	7,385,700	Shares of Terex Energy Corporation	Shareholders of Terex Energy Corporation

March 2015	Common Shares	7,465,168	Shares of Western Interior Oil and Gas Corporation	Shareholders of Western Interior Oil and Gas Corporation

March 2015	Common Shares	20,000	$50,000	Business Associate

April – December 2015	Common Shares	664,050	$1,345,000	Business Associate/Existing Shareholders

September 2015	Common Shares	8,000	Payment of $20,000 in Trade Payable	Business Associate

October – March 2016	Series A Preferred Shares	407,094	$682,989	Business Associates/Existing Shareholders/Director

October – March 2016	Warrants	407,094	$135,049	Business Associates/Existing Shareholders/Director

January 2016	Convertible Promissory Notes	-	$100,000	Directors

June 2015 - March 2016	Common Shares	691,536	$536,633	Directors/Business Associates

Exemption From Registration Claimed

Except as noted below, all of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities that purchased the unregistered securities were either existing shareholders, sophisticated shareholders of the acquirees, Terex and Western Interior, consultants or sophisticated investors known to the Company and its management through pre-existing business relationships. All purchasers were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

The April through December 2015 issuance by the Company of its unregistered securities was made by the Company in reliance upon Regulation S of the 1933 Act. The party that purchased the unregistered securities was known to the Company and its management through a pre-existing business relationship. The purchaser was provided access to all material information which they requested and all information necessary to verify such information and was afforded access to management of the Company in connection with their purchase. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. The certificate representing such securities that was issued contained a restrictive legend, prohibiting further transfer of the certificate representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

T-Rex did not repurchase any shares of its common stock during the years ended March 31, 2016 and 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by us, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2016, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

We are an energy company, focused on the acquisition, exploration, development and production of oil and natural gas. We have acquired oil and natural gas properties located in the western United States, mainly in the Rocky Mountain region. Our goal is to drill and produce oil and gas cost effectively by concentrating our efforts in proven oil rich areas where we have in-house geologic and operating experience.

We are focusing on the acquisition of proven properties that we believe can be economically enhanced in this current commodity price environment. In certain market conditions, we believe there could be additional upside realized through the development of deeper productive horizons, or applying tertiary recovery applications to these acquired fields.

To date, we have focused our activities in Eastern Wyoming along the Salt Creek/Big Muddy trend. Starting with the Salt Creek field in Natrona County, following the Salt Creek/Big Muddy trend down to the South Glenrock field in Converse County, we believe there are a series of analogous fields that could provide ideal targets for us to execute this business strategy.

Our acquisition strategy includes taking older wells that are shut in or have lower production results and applying new and existing technologies to work-over and/or recomplete those wells so as to increase production and ultimate recovery. Technologies to be deployed include 3-D seismic imaging to target undeveloped areas of the reservoir that contain remaining primary reserves and horizontal drilling to increase recoveries, as well as secondary and tertiary recovery methods to increase produced reserves.

We will require substantial additional capital to support our existing and proposed future operations. We have no committed source for any additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

For the Year Ended March 31, 2016 Compared to the Year Ended March 31, 2015

Overview. During the year ended March 31, 2016, the Company recognized a net loss of $15,767,831 compared to a net loss of $11,043,541 for the year ended March 31, 2015. The increase of $4,724,290 is primarily the result of an increase in oil sales offset by an increase in operational activities, impairment of oil and gas properties as a result in the decline of oil and gas prices and the acquisition of Western Interior. Discussions of individually significant line items follow:

Revenues: During the year ended March 31, 2016, the Company recognized revenues of $547,000. During the year ended March 31, 2015, the Company did not recognize revenues from its oil and gas operational activities. During the year ended March 31, 2016, the Company sold approximately 16,120 barrels of oil at an average price of $33.93 per barrel during the period. Management expects to see increases in its production numbers as it takes over the management of the operations of the wells held by LLC#3 and from the Company’s purchase of outstanding working interests in these properties during April 2016.

Operating Expenses: During the year ended March 31, 2016, the Company had an increase of $6,693,726 in total operating expenses as a result of the following:

An increase in costs of $509,584 related to its oil and gas operational activities as a result of its acquisition of Western Interior. General and administrative expenses increased by $464,096 primarily as a result of increases in staffing and costs associated with reporting requirements. Depletion, depreciation, amortization and accretion increased by $3,392,414 as a result of its acquisition of Western Interior oil and gas properties that at March 31, 2016 reflected only 46.5MBbls of proved producing reserves (no proved undeveloped reserves) due to SEC pricing requirements with a decrease in exploration costs $1,440,037 due to the Company focusing its efforts on existing producing wells and an increase in asset impairment of $3,411,348 further as a result of SEC pricing requirements.

LIQUIDITY

We have incurred a net loss of $15,767,831 for the year ended March 31, 2016 and have had a limited operating history.

On April 26, 2015, we entered into a Subscription Agreement for the purchase of shares of our restricted common stock pursuant to Regulation S. Through the termination of the Subscription Agreement as of September 30, 2015, we received $1,345,000 in funds and issued 664,050 shares of restricted common stock. The Company has used these funds to support ongoing operations.

In October 2015, the Company commenced a private placement financing of $7,000,000 in Units, a Unit consisting of 1 share of its Series A Shares and a Unit Warrant. The Unit Warrant has an exercise price of $3.00 per share and a term of 3 years. The Unit Warrant is exercisable 9 months after issuance and is callable by the Company upon the Company’s common stock closing at a market price of $5.00 or above for a period of 10 days. The Series A Shares do not accrue dividends and have a deemed purchase price of $2.00 per share.

At March 31, 2016, the Company had received $657,988 of cash in exchange for issuance of 396,519 shares of its Series A Shares and Unit Warrants exercisable for 396,519 shares of common stock. Additionally, in March 2016, the Company issued 12,500 shares of its Series A Shares and Unit Warrants exercisable for 12,500 shares of common stock in the discharge of an accounts payable totaling $25,000.

On January 14, 2016, the Company issued secured convertible promissory notes (“Notes”) to two of its directors in exchange for a total of $100,000 in cash or $50,000 per director. The Notes mature on September 30, 2016 with an interest rate of 5% per annum. The Notes are convertible into shares of the Company’s restricted common stock at an exercise price to be determined by the average consecutive daily trade closing price less 30%. The Notes are secured by the Company’s equity interest in T-Rex #3.

The Company will need substantial additional capital to support its proposed future energy operations. We only began to recognize revenues in the first quarter of this fiscal year and they are not sufficient to support operations. The Company has no committed source for any funds but as of March 31, 2016, we have $428,204 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and we may never achieve sales sufficient to support our operations.

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

The Company used cash flows in operations of $2,161,730 during the year ended March 31, 2016 that was adjusted by non-cash items including: depreciation, depletion, amortization and accretion of $3,411,348, gain on settlement of claims of $1,531,048, an asset impairment of $11,573,243, equity based compensation of $60,262 and gain on disposition of assets of $44,100.

The Company used cash flows in investing activities of $1,338,250 during the year ended March 31, 2016 that was primarily comprised of: additions to oil and gas properties of $1,439,527, additions to non-oil and gas properties of $17,817 net of loans to affiliates of $50,000, proceeds from the sale of mineral interest of $30,000 and additions to other assets of $39,094.

The Company was provided cash flows from financing activities of $3,291,642 during the year ended March 31, 2016 through $2,674,670 from the sale of restricted common stock, Series A Shares and Unit Warrants and the cash contribution of a director and shareholder of $1,000,000, net of $383,028 in repayment of notes payable.

Promissory Notes

During the year ended March 31, 2016, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. At March 31, 2016, the Company owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $12,783, with the remaining three promissory notes being paid in full.

On August 1, 2015, the Company, relative to the repurchase by the Company on March 31, 2015 of the remaining 14,368 shares of Western Interior common stock, entered into an agreement with the note holder to settle the amount owed under the promissory note. As such, the parties agreed the amount owed on such promissory note by the Company would be reduced from $768,715 to $393,795 and the difference of $374,920 be considered a reduction in the purchase price by the Company of the 14,368 shares of Western Interior common stock. In addition, the $393,795 was paid in full effective August 1, 2015 by the transfer to the note holder of certain oil and gas properties owned by Western Interior.

On January 14, 2016, the Company borrowed $50,000 each from two directors in exchange for secured promissory notes including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The promissory notes are collateralized by certain oil and gas properties located in the State of Wyoming. Holders may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company at March 31, 2016 owes $100,000 on the two promissory notes plus accrued interest of $1,052.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures on November 2016. Annual interest is at prime plus 2.50% with a floor of 7%. The Company owes $174,789 on the line-of-credit at March 31, 2016.

Short Term

On a short-term basis, we have not generated revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

Capital Resources

The Company has only equity as its capital resource.

We have no material commitments for capital expenditures within the next year; however, our plans to develop our existing oil properties are capital intensive and capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Recompletions and re-works on existing wells, along with exploration activities will spur the need for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company’s management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company’s expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future energy operations. We have insufficient revenues to cover our corporate costs. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sufficient sales or royalty income and could fail in business as a result of lack of capital.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, we may pay the proportionate share of costs to maintain the Company’s proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated balance sheets at March 31, 2016 and 2015 and the consolidated statement of operations and cash flows for the year ended March 31, 2016 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc., Western Interior Oil and Gas Corporation and T-Rex Oil LLC #3 and the consolidated statement of operations and cash flows for the year ended March 31, 2015 include the accounts of Terex Energy Corporation and the accounts of T-Rex Oil, Inc. for the period December 23, 2014 through March 31, 2015. All intercompany balances have been eliminated during consolidation.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer’s creditworthiness or if actual defaults are higher than the historical experience, the management’s estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management’s assessment, there is no reserve recorded at March 31, 2016 and 2015.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $11,368,626 and $10,003,625 at March 31, 2016 and 2015, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended March 31, 2016 and 2015, there was impairment to unproved properties in the amount of $3,384,758 and $6,661, respectively and for the year ended March 31, 2016 there was a write off of expired lease costs in the amount of $3,096,931. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $4,745,917 and $8,087,991 at March 31, 2016 and 2015, respectively.

Costs associated with development wells that are unevaluated or are waiting for access to transportation or processing facilities are reclassified into developmental wells-in-progress (“WIP”). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At March 31, 2016 and 2015, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the years ended March 31, 2016 and 2015, the Company recorded depreciation, depletion and amortization expense on oil and gas properties in the amount of $3,411,348 and $0, respectively.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. For the years ended March 31, 2016 and 2015, there was impairment to proved properties of $5,091,554 and $0, respectively.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations (“ARO”) related to its oil and gas properties. The Company records the estimated fair value of a liability for ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. The increased carrying value is depleted using the units-of-production method, and the discounted liability is increased through accretion over the remaining life of the respective oil and gas properties.

The estimated liability is based on historical industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future and federal and state regulatory requirements. The Company’s liability is discounted using management’s best estimate of its credit-adjusted, risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives or if federal or state regulators enact new requirements regarding the abandonment of wells.

	For the Year Ended March 31,
	2016	2015
ARO - beginning of period	$459,294	$-
Additions	721,860	459,294
Deletions	(15,190)	-
Accretion expense	31,179	-
	1,197,143	459,294
Less current portion	176,587	163,389
ARO - end of period	$1,020,556	$295,905

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered to the customer, the price to the buyer is fixed or determinable and collectability is reasonably assured. For goods, this is the point at which title and risk of loss is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. Revenue that does not meet these criteria is deferred until the criteria are met.

Business Combination

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair values at the date of acquisition. The guidance further provides that acquisition costs will generally be expensed as incurred and changes in deferred tax asset valuations and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill and any excess of fair value of acquired net assets, including identifiable intangible assets over the acquisition consideration, results in a gain from bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized; however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred.

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares are convertible between July and December 2016, a deemed dividend of $67,830 to the Series A Shares has been recorded during the year ended March 31, 2016 in our statement of operations and cash flows. As the Company is in an accumulated deficit position, the deemed dividend of $67,830 has been charged against additional paid-in-capital for common shares as there are no retained earnings from which to declare a dividend.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company’s cash holdings do not generate interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of T-Rex Energy, Inc. for the years ended March 31, 2016 and 2015 appear as pages 59 through 79 at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Management, consisting of the Company’s Chief Executive Officer and Chief Financial Officer (the same individual) after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2016 (the “Evaluation Date”) concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, as discussed further below.

T-Rex’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of T-Rex’s management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on T-Rex’s financial statements.

We have identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

(1)	The Company currently does not have, but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

(2)	Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transactions. We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly and other filings.

(3)	As is the case with many companies of similar size, we currently lack a segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

We have concluded that our internal controls over financial reporting were ineffective as of March 31, 2016, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as T-Rex Energy, Inc. directors or executive officers, including their ages as of March 31, 2016.

Name	Age	Position	Term

Donald Walford	70	Chairman, Chief Executive Officer & Acting CFO	Annual
Martin Gottlob	65	Vice President of Geology and Director	Annual
Allen Heim	58	Vice President of Operations	Annual
Jon Nicolaysen	69	Executive Vice President and Director	Annual
Kristi J Kampmann	43	Chief Accounting Officer	Annual
Andrew VanderPloeg	74	Director	Annual
Herbert T Sears	68	Director	Annual

The officers are elected by the board of directors at the first meeting after each annual meeting of the Company’s shareholders and hold office until their successors are duly elected and qualified under T-Rex’s bylaws.

The directors named above will serve until the next annual meeting of T-Rex’s shareholders. Thereafter, directors will be elected for one-year terms at the annual shareholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

DONALD WALFORD, Age 70, Chairman, CEO & Acting CFO

Mr. Walford has served as a director and an officer of several corporations among a variety of industries during the 46 years of his business experience. They have included oil and gas companies, real estate development and sales companies, medical research and clinical medical companies, as well as registered broker-dealers.

He is a founder and has served as Chief Executive Officer and director of Terex Energy Corporation, prior to its merger with T-Rex Oil, Inc., starting in February 2014. In December 2014, he became the Chief Executive Officer and Chairman of T-Rex Oil, Inc. From October 22, 2013 to January 28, 2014, he served as the Chairman and Chief Executive Officer of Three Forks, Inc. From 2011 to March 2012, he served as a Vice President and Chief Executive Officer of Gulfstar Energy Corp. and from February 2012 through March 2012, a director of Gulfstar Energy Corp. In recent years, he served as Founder, Chairman, CEO, and in various other capacities of Eveia Medical, Boulder County Paramedics.

He has been licensed as a broker-dealer in every state, as a principal in the NYSE and FINRA. He has been a principal licensed in commodities and in municipal bonds, and was an Allied Member of the NYSE. Mr. Walford has been a consultant to the US Department of Justice as well as an expert in three Federal Court Jurisdictions and in numerous arbitration matters. He has been a principal and or underwriter of securities in industries such as agri-business, electronics, engineering, consumer manufacturing, construction/home building and oil and gas. Mr. Walford has been principal or an underwriter of twelve oil and gas public companies.

He received a B.A. in Liberal Arts from Harpur College, State University of New York (fka Binghamton University) in 1967, where he was a full scholarship, N.Y.S. Regents Scholar.

Mr. Walford brings to the board of directors both his experience in the oil and gas industry and his knowledge and experience in funding smaller reporting companies.

MARTIN R. GOTTLOB, Age 65, Director and Vice President of Geology of T-Rex

Mr. Gottlob is an experienced Rocky Mountain States geologist, oil finder, driller and operator of oil and gas wells. Mr. Gottlob was appointed as the Vice President of Geology and a director of T-Rex in August 2014; he has served in the same positions with Terex since February 2014.

He is the owner of Independence Oil II, LLC, where he has developed, drilled, completed and operated wells on behalf of clients.

From 2003 until he commenced working with Terex, he was responsible for exploration and operations for Davis Oil Co. oil properties, where he was responsible for most phases of multiple field discoveries in the D-J Basin, in Colorado, Wyoming and Nebraska.

Between 1979 and 2003, he worked in similar capacities for Petrogulf, Minnoco, Decalta, Resource Technology and Mountain Minerals, all in Colorado.

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

ALLEN HEIM, Age 58, Director, Vice President of Operations

Mr. Heim has served as the Vice President of Operations and a director of Terex since February 2014. He has served as a director of T-Rex since August 1, 2015.

Mr. Heim has devoted most of his 30 year career to a variety of oil field disciplines including leasing, dealing in working interests, drilling wells, fracking and managing hands-on all phases of post drilling, including completions and follow on operations through plug and abandon.

He is experienced in location construction of oil well properties, pumping and long term well operations, as well as directional drilling and fracking operations planning and execution.

Prior to working with T-Rex, he was retained by Davis Oil Co. Prior to that he has worked with Bic Petroleum, Smith Oil, Petro West, Bolling Oil, Pease Oil and Gas, Pan Western Energy, Paladin Energy, Charterhall, Haines Oil Field Services, New Tech Energy, O’Brien Energy, Peterson Energy, Sunburst Inc., Markus Production, Lyco Energy and Wanda Madden Oil.

He is the owner of Allen’s Pumping Service in Kimball, Nebraska.

Mr. Heim provides the board of directors with both in the field oil operations expertise and guidance.

JON NICOLAYSEN, Age 69, Director, Executive Vice President and Director

Mr. Nicolaysen was appointed an Executive Vice President in December, 2014. Prior to that, he served as the CEO and a director of Rancher Energy Corporation (kna T-Rex Oil, Inc.) since September 2009.

Mr. Nicolaysen, through his company, JK Minerals Inc., was a non-operating working interest owner, but by 1997 he had bought out the other working interest owners and as operator, began a successful 2nd Frontier development program at Cole Creek in Wyoming.

In 2005, Slawson Exploration Inc. took over as operator and continued to develop the Frontier and Dakota formations. Eventually, Blue Tip Inc. purchased all of Slawson’s and JK’s interests in the Frontier and Dakota. In 2006, Mr. Nicolaysen purchased the majority working interest in the Shannon formation at Cole Creek through JK Minerals Inc. In 2004, he was part of a group that redeveloped the Big Muddy Field in Converse County, Wyoming. In 2007, these fields were sold to Rancher Energy (kna T-Rex Oil, Inc.) for $25 million.

In 2009, as a dissatisfied shareholder, he led a successful proxy fight for control of Rancher Energy (kna T-Rex Oil, Inc.) He led the company successfully through a long Chapter 11 bankruptcy process paying off all creditors in full.

Mr. Nicolaysen provides the board of directors with not only his experience with a public reporting company but also his experience in the oil and gas industry.

KRISTI J. KAMPMANN, Age 43, Chief Accounting Officer

Ms. Kampmann has approximately 20 years of experience in accounting and specifically in SEC reporting. She has served as the Chief Accounting Officer, since March 1, 2016 and has worked with the Company as the comptroller from May 2015. Prior to that Ms. Kampmann worked as the Controller of Hinto Energy, Inc. from April 2014 through May 2015. Ms. Kampmann worked as a Financial Reporting Consultant – Paralegal with Michael A. Littman, Attorney at Law from March 2007 through April 2014.

Ms. Kampmann has worked with small reporting companies in a range of industries, including the oil and gas industry, not only in the development, drafting and filing of SEC filings, but also in the development of accounting and auditing procedures.

Ms. Kampmann received an MBA from the University of Colorado, Denver in December 2001. She graduated from the Denver Paralegal Institute in 1996 and received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management.

ANDREW P. VANDERPLOEG, Age 74, Director

Mr. VanderPloeg, has over 45 years of experience in the securities industry where he has worked as a broker, a regulator and a securities trader. He was licensed as a securities broker in 1967. From 1992 through his retirement in 2012, he worked as a securities broker-dealer with Wilson Davis & Co., where he was the Denver branch manager and an over-the-counter securities trader. Since then he has managed his personal investments.

Mr. VanderPloeg received his Masters of Business Administration from DePaul University in 1971 and his BSBA from Marquette University in 1963. Mr. VanderPloeg also has been a licensed CPA, although he is not currently practicing.

Mr. VanderPloeg brings to the board of directors not only his accounting and finance experience, but his experience in the securities industry.

HERBERT T. SEARS, age 68, Director

Mr. Sears is an attorney with about 40 years of domestic and international experience related to energy and technology projects. He served as Vice President and Counsel to Stone & Webster Engineering Corporation, an operating affiliate of Stone & Webster, Inc., an international multi-billion dollar engineering and construction firm; General Counsel to Badger Engineers, a leader in the petrochemical industry; International Counsel to Washington Group International, a global Engineering and Construction organization; Chairman to General Environmental Corporation (nka NT Technologies, Inc.), General Counsel to Seaflow Systems, a former leader in deep sea oil well connections, and Consultant to Powerspan, a CO-2 injection technology company. Mr. Sears currently is the court appointed Trustee of the Stone and Webster Liquidating Trust with responsibility for liquidating the global assets of the former Stone & Webster operating companies.

In 2000, Mr. Sears formed Sears & Associates, a business and legal consulting firm based out of Exeter, New Hampshire from which he still operates. Through Sears & Associates, he advises owners and engineering companies with respect to their projects and legal activities. Mr. Sears is recognized in the industry for his expertise and creativity in negotiations, internal corporate governance and claims resolution.

Mr. Sears served as the Chief Financial Officer and a director of Bedrock Energy (nka Gulfstar Energy Corporation) from 2008 through May 2010.

Mr. Sears is a member of the state bar in Massachusetts and the International Bar Association. He graduated from Boston University School of Management with a B.S/B.A in International Business and earned his law degree from Washington University School of Law.

Mr. Sears not only brings management experience to the board of directors, he also provides oil and gas operational management experience.

Committees of the Board of Directors

The Company is managed under the direction of its board of directors.

Executive Committee

The Company does not have an executive committee, at this time.

Audit Committee

The Company does not have an audit committee at this time.

Conflicts of Interest – General.

The Company’s directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporate opportunity, resulting from participation with such other business entities. While each officer and director of the Company’s business is engaged in business activities outside of the Company’s business, the amount of time each of them devotes to our business will be up to approximately 40 hours per week.

Conflicts of Interest – Corporate Opportunities

Presently no requirement contained in the Company’s Articles of Incorporation, Bylaws or minutes requires officers and directors of the Company’s business to disclose to T-Rex business opportunities which come to their attention. The Company’s officers and directors do, however, have a fiduciary duty of loyalty to T-Rex to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and directors during the fiscal years ended March 31, 2016, 2015 and 2014. The table sets forth this information for T-Rex Energy, Inc. including salary, bonus and certain other compensation to the directors and named executive officers for the past three fiscal years.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (1)	Total ($)

Donald Walford, CEO & CFO (2)	2016	192,795	-	-	-	-	-	7,200	199,995
	2015	186,000	26,000	-	-	-	-	10,594	222,594
	2014	-	-	1,100	-	-	-	-	1,100

Martin Gottlob, VP of Geology (3)	2016	161,496	-	-	-	-	-	7,200	168,696
	2015	108,562	-	-	115	-	-	1,350	110,027
	2014	-	-	750	-	-	-	-	750

Allen Heim, VP of Operations	2016	194,436	-	-	-	-	-	-	194,436
	2015	173,865	-	-	-	-	-	3,629	177,494
	2014	-	-	750	-	-	-	-	750

Jon Nicolaysen, Executive Vice President (4)	2016	151,800	-	-	-	-	-	7,200	159,000
	2015	127,500	-	750,000	-	-	-	106	877,606
	2014	120,000	-	-	-	-	-	6,000	126,000

(1)	All other compensation for the officers listed above consists of an auto allowance plus medical reimbursement.

(2)	In February 2014, Mr. Walford was issued 1,100,000 shares of Terex valued at $0.001 per share for services. As part of the T-Rex/Terex Acquisition these shares were exchanged for T-Rex shares and options in December 2014.

(3)	In February 2014, Mr. Gottlob was issued 750,000 shares of Terex which was valued at $0.001 for services. In April 2014, Mr. Gottlob was issued an option exercisable for shares of Terex with an exercise price of $0.10 per share, which was expensed at $115. As part of the T-Rex/Terex Acquisition these shares and option were exchanged for T-Rex shares and options in December 2014.

(4)	Mr. Nicolaysen served as the CEO of T-Rex until December 2014, at which time he was appointed Executive Vice President. In December 2013, he was granted fully-vested options to purchase 7,412 shares of the Company’s common stock with an exercise price of $3.50 per share. In August 2014 such option was canceled. In August 2014, he was issued 750,000 shares of restricted common stock for his services. These shares were valued at $1.00 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive and Financial Officer and the Company’s most highly compensated executive officers for the fiscal year ended March 31, 2016 (the “Named Executive Officers”):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)

Donald Walford	-	-	-	-	-	-	-	-	-

Martin Gottlob VP of Geology	100,000	0	0	$1.00	4/2017	-	-	-	-

2013 Stock Incentive Plan

Effective March 29, 2013, the Company’s 2013 Stock Option and Award Plan (the “2013 Stock Incentive Plan”) was approved by its board of directors. Under the 2013 Stock Incentive Plan, the board of directors may grant options or rights to purchase common stock to officers, employees and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award and the purchase price, conditions and other terms of each award are determined by the board of directors, except that the term of the options shall not exceed ten years. A total of 12 million shares of our common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2016 and 2015, no options were granted, expired or exercised under the 2013 Stock Incentive Plan. At March 31, 2016, no options were issued and outstanding under the 2013 Stock Incentive Plan.

2014 Stock Incentive Plan

Effective October 1, 2014, Terex’s 2014 Stock Option and Award Plan (the “2014 Stock Incentive Plan”) was approved by its board of directors. As part of the acquisition of Terex by T-Rex, the 2014 Stock Option Plan was renamed the T-Rex 2014 Stock Option and Award Plan.

Under the 2014 Stock Incentive Plan, the board of directors may grant options or rights to purchase common stock to officers, employees and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award and the purchase price, conditions and other terms of each award are determined by the board of directors, except that the term of the options shall not exceed ten years. A total of 2 million shares of our common stock are subject to the 2014 Stock Incentive Plan. The shares issued for the 2014 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended March 31, 2016, there were 1,050,250 options granted under the 2014 Stock Incentive Plan and 1,070,000 were canceled. No options expired or were exercised. At March 31, 2016, there were 915,250 options issued and outstanding under the 2014 Stock Incentive Plan.

EMPLOYMENT AGREEMENTS WITH OFFICERS AND DIRECTORS OF T-REX AND TEREX

Messrs. Donald Walford, Allen Heim and Jon Nicolaysen have entered into Employment Agreements with our subsidiary, Terex. Mr. Martin Gottlob has entered into an Employment Agreement with T-Rex.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

Donald Walford Employment Agreement with Terex

In August 2014, Mr. Walford entered into an Employment Agreement with Terex for his services as its Chief Executive Officer, President and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $204,000 and a monthly car allowance of $600. Mr. Walford is eligible for annual bonuses as determined by the board of directors.

Allen Heim Employment Agreement with Terex

In November 2014, Mr. Heim entered into an Employment Agreement with Terex for his services as its Vice President of Operations and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. Mr. Heim is eligible for an annual bonus as determined by the board of directors.

Jon Nicolaysen Employment Agreement with Terex

In November 2014, Mr. Nicolaysen entered into an Employment Agreement with Terex for his services as its Vice President of Geology and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. Mr. Heim is eligible for an annual bonus as determined by the board of directors.

Martin Gottlob Employment Agreement with T-Rex

In January 2015, Mr. Gottlob entered into an Employment Agreement with T-Rex for his services as its Vice President of Operations and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. Mr. Heim is eligible for an annual bonus as determined by the board of directors.

General Terms of All Employment Agreements

Termination for Cause

All Employment Agreements provide for termination for cause. Cause is defined as:

●	Conviction of a felony, crime of moral turpitude or commission of an act of embezzlement or fraud against the Company and/or its subsidiaries;

●	Deliberate dishonesty resulting in damages to the Company; and

●	Dereliction of duty.

If terminated for cause, the employee is not entitled to any bonus for the period preceding the termination or any benefits thereunder.

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

Change of Control

In the event of a change of control, the Employment Agreement is treated the same as if the Employment Agreement was terminated without cause. If the Employment Agreement is terminated for a change of control, severance payments are payable on the 15th day after the Company gives notice of the termination. Such severance pay will consist of:

●	Full salary through termination specified in the termination notice.

●	An amount equal to the amount of salary and benefits equal to a 6 month period.

●	Full vestment of any outstanding stock and/or option grants.

As a result of the acquisition of Terex by T-Rex, the change in control clause in Messrs. Walford, Heim and Nicolaysen’s employment agreements was activated. All agreed to waive such clause as it pertains to the change of control event of Terex by T-Rex.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interests. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our board of directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

DIRECTOR COMPENSATION

All of the Company’s officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company’s directors during the fiscal year ended March 31, 2016:

DIRECTORS’ COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Donald Walford(1)	-	-	-	-	-	199,995	199,995

Martin Gottlob (1)	-	-		-	-	168.696	168,696

Jon Nicolaysen (1)	-		-	-	-	159,000	159,000

Allen Heim (1)	-	-	-	-	-	194,436	194,436

Jeffrey Bennett(2)	-	-		-	-	-	-

Andrew VanderPloeg	-		-	-	-	-	-

Herbert T Sears	-	-	-	-	-	-	-

(1)	Mr. Walford’s, Gottlob’s, Nicolaysen’s and Heim’s compensation as discussed in the table above and in this footnote were paid for their services as officers of the Company as discussed in the Executive Compensation table.

(2)	Mr. Bennett resigned as a director of the Company on April 1, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of T-Rex’s outstanding common stock by:

●	each person who is known by T-Rex to be the beneficial owner of five percent (5%) or more of T-Rex common stock;

●	T-Rex chief financial officer, its other executive officers and each director as identified in the “Management — Executive Compensation” section; and

●	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of T-Rex’s common stock that we believe was beneficially owned by each person or entity as of March 31, 2016.

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Owner Common Stock	Warrants and/or Options	Percent of Common Stock Issued and Outstanding (1)
Donald Walford, CEO, Acting CFO & Chairman	1,080,000	-	6.98%

Martin Gottlob, VP of Geology & Director (2)	750,000	100,000	4.84%

Jon Nicolaysen, Executive VP & Director	1,052,400	-	6.80%

Allen Heim, VP of Operations & Director	755,000	-	4.88%

Jeffrey Bennett, Executive VP of Drilling Operations (3)	-	14,286	-0-%

Andrew VanderPloeg, Director (4)	324,528	125,000	2.10%

Herb Sears, Director	66,667		0.43%

Schwaben Kapital GmbH	1,480,152	-	9.56%

RMI GmbH (5)	991,628	-	6.41%

Rainer Mayerhofer (5)	439,021	-	2.84%

All Directors and Executive Officers asa Group (4 persons)	4,028,595	239,286	26.03%

*The Address for the above individuals and entities is c/o T-Rex Oil, Inc., 520 S. Zang Street, Suite 250, Broomfield, Colorado 80021.

(1)	Based upon 15,480,882 shares of issued and outstanding common stock at March 31, 2016. Warrants and options exercisable for 239,286 shares of common stock are not included in this number of shares of issued and outstanding common stock as they are not considered to be exercisable in the next 60 days.

(2)	Mr. Gottlob holds an option exercisable for 100,000 shares of common stock with an exercise price of $0.10 per share and a term of 3 years. The option is fully vested.

(3)	Mr. Bennett holds a warrant exercisable for 14,286 shares of common stock with an exercise price of $3.50 per share and a term of 3 years. The option is fully vested. Mr. Bennet resigned as a director of the Company effective April 1, 2016 and was appointed the Executive Vice President of Drilling Operations on May 1, 2016.

(4)	Mr. VanderPloeg holds 125,000 shares of Series A Preferred Stock convertible into shares of the Company’s common stock and a warrant exercisable for 125,000 shares of common stock with an exercise price of $3.00 and a term of 3 years.

(5)	Mr. Mayerhofer is the controlling officer of RMI GmbH and as such holds voting control of the 991,628 shares held by RMI GmbH. He holds 439,021 shares of stock directly and beneficially. He has voting control over a total of 1,430,649 shares of stock or 9.25% of the Company’s common stock.

Rule 13d-3 under the Exchange Act governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within 60 days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the stock transactions discussed below, the Company has not entered into any transaction nor is there any proposed transaction in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or are to have a direct or indirect material interest.

Employment Agreements with Officers and Directors

Donald Walford Employment Agreement with Terex

In August 2014, Mr. Walford entered into an Employment Agreement with Terex for his services as its Chief Executive Officer, President and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $204,000 and a monthly car allowance of $600. Mr. Walford is eligible for annual bonuses as determined by the board of directors.

Allen Heim Employment Agreement with Terex

In November 2014, Mr. Heim entered into an Employment Agreement with Terex for his services as its Vice President of Operations and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. Mr. Heim is eligible for an annual bonus as determined by the board of directors.

Jon Nicolaysen Employment Agreement with Terex

In November 2014, Mr. Nicolaysen entered into an Employment Agreement with Terex for his services as its Vice President of Geology and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. Mr. Heim is eligible for an annual bonus as determined by the board of directors.

Martin Gottlob Employment Agreement with T-Rex

In January 2015, Mr. Gottlob entered into an Employment Agreement with T-Rex for his services as its Vice President of Operations and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. Mr. Gottlob is eligible for an annual bonus as determined by the board of directors.

Equity Issuances to Officers and Directors

Year Ended March 31, 2016

Series A Preferred Stock

In October 2015, Mr. VanderPloeg, a director, purchased 125,000 Series A Shares and $3 Warrants exercisable for 125,000 shares in exchange for $250,000.

Convertible Promissory Notes

On January 14, 2016, in exchange for $100,000 cash we issued convertible promissory notes in the amount of $50,000 each to Mr. Nicolaysen and Mr. Bennett. The convertible promissory notes have a term of 9 months and accrue interests at a rate of 5%. The notes are convertible into shares of our restricted common stock at a discount of 30% of the 5-day trading closing market.

Common Stock

In March 2016, two of our directors, Mr. VanderPloeg and Mr. Sears, purchased shares of restricted common stock from the Company, 300,000 and 66,667 shares, respectively, at $0.75 per share.

Year Ended March 31, 2015

In August 2014, Mr. Nicolaysen, an officer and director of Terex, was issued 750,000 shares of the common stock of Terex for services with a value of $750,000 that were expensed. Such shares were exchanged for shares of T-Rex as part of the acquisition of Terex by T-Rex. In addition, Mr. Nicolaysen, a director and officer of T-Rex, returned to T-Rex an option exercisable for 7,142 shares of common stock. T-Rex cancelled such option.

In August 2014, T-Rex issued warrants in the following amounts and terms to its then officers and directors as follows. All amounts have been adjusted for the October 2014 reverse split.

Name	Number of Shares	Exercise Price	Term
Jeffrey Bennett	14,285	$3.50	3 years
Mathijs van Houweninge	14,285	$3.50	3 years
Al “Sid” Overton	14,285	$3.50	3 years

In April 2014, Mr. Gottlob was issued an option exercisable for 100,000 shares of Terex’s common stock with an exercise price of $0.10 per share and a term of 3 years. The option is fully vested and had a value of $115 at the time of issuance that was expensed. As part of the acquisition of Terex by T-Rex, this option has been exchanged for an option exercisable for 100,000 shares of T-Rex.

Cole Creek, Wyoming Farmout Agreement

On September 30, 2014, Terex entered into a Farmout Agreement with Red Hawk Oil Exploration, Inc. (“Red Hawk”). Mr. Jon Nicolaysen was an officer and director of Terex and also the president of Red Hawk.

The Farmout Agreement provides for Terex to drill two Shannon formation wells in an operating unit formation within 24 months. Upon drilling of the first two wells, Terex has the option of drilling additional wells at locations of its choice. Upon drilling and completion of the first two wells, Terex is entitled to an assignment of 100% of the interest held by Red Hawk. In the event an earning well is capable of production in paying quantities, Terex will notify Red Hawk, whereupon Red Hawk will have a right to elect to back in to an undivided 10% of the interest assigned to Terex.

Purchase of Sioux and Kimball County, Nebraska Properties

On September 20, 2014, Terex entered into a Purchase and Sale Agreement with Allen Heim, Pamela Heim and Marlin C. Heim. At the time, Allen Heim was an officer and director of Terex. Pamela Heim is the wife of Allen Heim (the “Heims”). The Purchase and Sale Agreement entitled Terex to purchase certain oil and gas leases and a well bore in Sioux County, Nebraska, in exchange for certain consideration. As part of the consideration, the Heims received cash of $50,000 and warrants to acquire 400,000 shares of Terex’s common stock at $1.00 per share. At the time of purchase, the warrants were valued at $325,798. However, since the Heims are considered related parties, the oil and gas leases and well bore were recorded at the Heims’ historical cost of $278,000. As part of the T-Rex – Terex acquisition, the warrants were re-issued and are exercisable for shares of T-Rex.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Mr. Bennett was “independent” as such term is used under the rules and regulations of the Securities and Exchange Commission. Messrs. Walford, Nicolaysen and Gottlob, as officers of the Company, are not considered to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL.

BF Borgers CPA PC (“Borgers”) is the Company’s principal auditing accountant firm. The Company’s board of directors has determined that the provision of audit services is compatible with maintaining their independence.

The following table represents aggregate fees billed to the Company for the years ended March 31, 2016 and 2015.

	Year Ended March 31,
	2016	2015
Audit Fees	$146,560	$22,140

Audit-related Fees	$0	$0

Tax Fees	$3,240	$0

All Other Fees	$0	$0

Total Fees	$149,800	$22,140

All audit work was performed by the auditors’ full time employees.

Pre-approval Policies and Procedures

The board of directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are preapproved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The board of directors has considered the role of Borgers in providing services to us for the fiscal years ended March 31, 2016 and 2015 and has concluded that such services are compatible with their independence as our auditors. The board has considered the services rendered and fees billed to the date of this report by Borgers, and are satisfied as to their services being rendered on a basis of independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit numbers correspond to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

3.1	Amended and Restated Articles of Incorporation of Rancher Energy Corp	(1)
3.2	Certificate of Correction	(2)
3.3	Amended and Restated Bylaws of Rancher Energy Corp	(9)
3.4	Articles of Merger, by and between Rancher Energy Corp and T-Rex Oil, Inc.	(8)
3.5	Statement of Merger	(8)
3.6	Articles of Incorporation of T-Rex Oil, Inc.	(8)
3.7	Articles of Incorporation of Terex Energy Corporation	(11)
3.8	Amendment to the Articles of Incorporation of Terex Energy Corporation, dated February 2007	(11)
3.9	Articles of Incorporation of Western Interior Oil & Gas Corporation	(11)
3.10	Amendment to the Articles of Incorporation of Western Interior Oil & Gas Corporation, dated April 2007	(11)
3.11	Amendment to the Articles of Incorporation of Western Interior Oil & Gas Corporation, dated May 2007	(11)
3.12	Articles of Amendment of T-Rex Oil – Certificate of Designation of Series A Convertible Preferred Stock	(12)
3.13	Articles of Organization of T-Rex Oil LLC #3	(13)
3.14	Articles of Incorporation of JK Minerals, Inc.	(13)
3.15	By-Laws of JK Minerals, Inc.	(13)
4.1	Form of Non-Qualified Stock Option Agreement	(4)
4.2	2014 T-Rex Oil, Inc. Stock Option and Award Plan	(11)
4.3	Form of $3 Warrant	(13)
4.4	Form of Convertible Promissory Note	(!3)
10.1	Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated September 30, 2013	(5)
10.2	Settlement Agreement and Mutual Release between Rancher Energy Corp. and PetroShare Corp. dated as of May 5, 2014	(6)
10.3	Securities Purchase Agreement by and between Rancher Energy Corp. and Terex Energy Corporation as of August 19, 2014	(7)
10.4	Share Exchange Agreement between T-Rex Oil, Inc. and Western Interior Oil & Gas Corp & Its Shareholders dated February 25, 2015	(10)
10.5	Share Exchange Agreement between T-Rex Oil, Inc. and Terex Energy Corporation as of December 22, 2014	(11)
10.6	Operating Agreement of T-Rex Oil LLC #3	(13)
23.1	Consent of Independent Petroleum Engineers and Geologists	Filed Herewith
31.1	Certification of Chief Executive Officer & Principal Executive
	Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Chief Accounting Officer & Principal Accounting
	Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Chief Executive Officer & Principal Executive
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Chief Accounting Officer & Principal Accounting
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
99.1	Reserve Report, dated July 19, 2016	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith(14)
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith(14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith(14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith(14)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith(14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith(14)

(1)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated April 3, 2007.

(2)Incorporated by reference from the exhibits included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(3)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated December 28, 2006.

(4)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated December 3, 2013.

(5)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated October 9, 2013.

(6)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated May 6, 2014.

(7)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated August 21, 2014.

(8)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated October 31, 2014.

(9)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K/A dated October 29, 2014.

(10)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated February 24, 2015.

(11)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 10-K, dated July 16, 2015.

(12)Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K dated October 28, 2015.

(13)Incorporated by reference from the exhibits included in the Compamy’s Registration Statement on Form S-1 dated March 22, 2016.

(14)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

T-REX OIL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of T-Rex Oil, Inc.:

We have audited the accompanying balance sheets of T-Rex Oil, Inc. (“the Company”) as of March 31, 2016 and 2015, and the related statement of operations, stockholders’ equity (deficit) and cash flow for the years ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of T-Rex Oil, Inc., as of March 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B F Borgers CPA PC

Denver, CO

August 9, 2016

T-Rex Oil, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$428,204	$636,542
Accounts receivable, trade	132,391	35,660
Loan to affiliate	-	50,000
Prepaids	50,370	46,938
Total current assets	610,965	769,140
Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	11,368,626	10,003,625
Unproved	4,745,917	8,087,991
Other	404,514	396,355
Total property and equipment	16,519,057	18,487,971
Less accumulated depreciation, depletion, amortization and valuation allowance	14,621,873	3,000,940
Net property and equipment	1,897,184	15,487,031
Other assets
Deposits and other assets	275,658	294,715
Total other assets	275,658	294,715
Total assets	$2,783,807	$16,550,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$758,832	$660,901
Asset retirement obligations, current	176,587	163,389
Notes payable	783,210	1,934,953
Total current liabilities	1,718,629	2,759,243
Long-term liabilities
Asset retirement obligations, net of current	1,020,556	295,905
Total liabilities	2,739,185	3,055,148
Commitments and Contingencies	-	-
STOCKHOLDERS’ EQUITY
Preferred shares, $0.001 par value, 50,000,000 shares authorized;409,019 and 0 shares issued and outstanding at March 31 2016 and 2015, respectively	409	-
Common shares, $0.001 par value, 275,000,000 shares authorized;15,480,882 and 15,295,025 shares issued and outstanding at March 31, 2016 and 2015, respectively	15,481	15,295
Additional paid in capital	26,785,705	24,537,415
Accumulated deficit	(26,756,973)	(11,056,972)
Stockholders’ equity	44,622	13,495,738
Total liabilities and stockholders’ equity	$2,783,807	$16,550,886

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended March 31,
	2016	2015
Revenues
Oil and gas sales	$547,000	$-
Total revenues	547,000	-
Operating expenses:
Lease operating expense	499,120	30,089
Production taxes	40,553	-
General and administrative expense	2,208,359	1,744,263
Asset impairment	11,573,243	7,814,365
Exploration expense	4,705	1,444,742
Depreciation, depletion, amortization and accretion	3,411,348	10,143
Total operating expenses	17,737,328	11,043,602
Loss from operations	17,190,328	11,043,602
Other income (expense)
Interest expense	(87,665)	-
Gain on settlement of claims	1,531,048	-
Gain on disposal of assets	44,100	-
Interest income	2,844	61
Total other income	1,490,327	61
Loss before income taxes	(15,700,001)	(11,043,541)
Income taxes	-	-
Net loss	(15,700,001)	(11,043,541)
Deemed dividend for beneficial conversion feature of preferred stock	(67,830)	-
Net loss attributable to common shareholders	(15,767,831)	(11,043,541)
Net loss per common share
Basic and diluted	$(1.00)	$(3.78)
Weighted average number of common shares	15,656,201	2,922,235

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Shares		Common Shares		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, March 31, 2014	-	-	342,465	342	178,673	(13,431)	165,584
Shareholders’ cash contributions	-	-	-	-	2,195,700	-	2,195,700
Shareholder’s non-cash contribution of services	-	-	-	--	200,000	-	200,000
Shareholder’s non-cash contribution of property	-	-	-	-	50,000	-	50,000
Shareholder’s non-cash contribution of services, related party	-	-	-	-	750,000	-	-750,000
Issuance of warrants for property	-	-	-	-	374,975	-	374,975
Issuance of warrants for property,related party	-	-	-	-	228,000	-	228,000
Equity based compensation	-	-	-	-	19,707	-	19,707
Fair value of T-Rex Oil Inc. net assets at exchange date	-	-	-	-	1,095,876	-	-1,095,876
Recapitalization of shares	-	-	7,467,392	7,468	(7,468)	-	-
Sale of shares for cash at $2.50 per share	-	-	20,000	20	49,980	-	-50,000
Issuance of shares to acquire
Western Interior Oil and Gas,Corporation	-	-	7,465,168	7,465	19,401,972		19,409,437
Net loss for the period	-	-	-	-	-	(11,043,541)	(11,043,541)
BALANCES, April 1, 2015	-	$-	15,295,025	$15,295	$24,537,415	$(11,056,972)	$13,495,738
Sale of shares for cash at $0.75 per share	-	-	680,536	680	508,453	-	509,133
Sale of shares for cash at $2.15 per share	-	-	664,050	664	1,344,336	-	1,345,000
Sale of shares for cash at $2.50 per share	-	-	11,000	11	27,489	-	27,500
Sale of shares for cash from $1.51 to $1.91 per share	396,519	397	-	-	657,591	-	657,988
Sale of warrants for cash from $0.09 to $0.49 per warrant	-	-	-	-	135,049	-	135,049
Shareholder cash contribution	-	-	-	-	1,000,000	-	1,000,000
Issuance of shares for debt	12,500	12	8,000	8	44,980	-	45,000
Cancellation of shares for settlement of claims	-	-	(1,177,729)	(1,177)	(1,529,870)	-	(1,531,047)
Equity based compensation	-	-	-	-	60,262	-	60,262
Beneficial conversion feature of preferred stock					67,830	-	67,830
Deemed dividend for preferred stock’s beneficial conversion feature	-	-	-	-	(67,830)	-	(67,830)
Net loss for the period	-	-	-	-	-	(15,700,001)	(15,700,001)
BALANCES, March 31, 2016	409,019	$409	15,480,882	$15,481	$26,785,705	$(26,756,973)	$44,622

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(15,700,001)	$(11,043,541)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, amortization and accretion	3,411,348	10,143
Dry Hole Expense	-	1,360,119
Impairment of asset	11,573,243	7,814,365
Gain on disposal of assets	(44,100)	-
Gain on settlement of claims	(1,531,048)	-
Equity based compensation	60,262	969,707
Changes in:
Accounts receivable, trade	(96,731)	387
Prepaids	(3,431)	15,495
Accounts payable and accrued liabilities	168,728	(11,626)
Net cash (used in) operating activities	(2,161,730)	(884,951)
INVESTING ACTIVITIES
Additions to oil and gas properties	(1,439,527)	(1,817,527)
Additions to non oil and gas properties	(17,817)	(42,510)
Loans to affiliates, net of repayments	50,000	(50,000)
Acquisition of T-Rex Oil Inc., cash acquired	-	966,027
Acquisition of Western Interior Oil and Gas
Corporation, cash acquired	-	103,771
Proceeds from sale of mineral interest	30,000	-
Additions to other assets	39,094	(11,586)
Net cash (used in) investing activities	(1,338,250)	(851,825)
FINANCING ACTIVITIES
Shareholders’ cash contributions	-	2,195,700
Sale of shares and warrants	2,674,670	-
Shareholder cash contribution	1,000,000	-
Proceeds from notes payable, net of repayments	-	11,903
Repayment of notes payable	(383,028)	-
Net cash provided by financing activities	3,291,642	2,207,603
NET CHANGE IN CASH	(208,338)	470,827
CASH, Beginning	636,542	165,715
CASH, Ending	$428,204	$636,542
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Issuance of shares for property	$-	$95,740
Issuance of shares for debt	$45,000	$-
Transfer of property for debt	$393,795	$-
Beneficial conversion on feature of preferred stock	$67,830	$-
Deemed dividend for beneficial conversion feature of preferred stock	$(67,830)	$-
Interest paid	$74,883	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Note 1 – Organization and History

T-Rex Oil, Inc. (the “Company”) was incorporated in Colorado on September 2, 2014. Rancher Energy Corp was incorporated in Nevada on February 2, 2004. Effective October 20, 2014, T-Rex Oil, Inc. and Rancher Energy Corp were merged under the laws of the State of Colorado and T-Rex Oil, Inc. became the surviving entity. Effective October 29, 2014, the Company authorized 50,000,000 shares of preferred stock in addition to its common stock and completed a reverse split of its common stock, issued and outstanding, on a one (1) new share for three hundred fifty (350) old shares basis.

The Company is currently engaged in the acquisition, exploration, and development of oil and gas prospects in the Rocky Mountain region of Wyoming.

On December 22, 2014, the Company acquired 100% of the issued and outstanding common stock of Terex Energy Corporation (“Terex”) pursuant to Exchange Agreements with the shareholders of Terex. Terex was incorporated in the State of Colorado in February 2014 and is headquartered in Broomfield, Colorado. Pursuant to the Exchange Agreements, the Company issued 7,385,700 shares of its restricted common stock for 100% of the issued and outstanding common stock of Terex. The shares were exchanged on a one for one basis. As a result, Terex has become a wholly-owned subsidiary of the Company. T-Rex Oil, Inc. was the legal acquirer and Terex was the legal acquiree. However, under accounting rules, since the Company is a public company, which had nominal activity, the acquisition was treated as a recapitalization of Terex. Therefore, Terex was the accounting acquirer in the transaction since Terex’s shareholders and management gained control of T-Rex Oil, Inc. and T-Rex Oil, Inc. was the accounting acquiree. On August 19, 2014, prior to entering into the Exchange Agreements, Terex had purchased 371,004 shares from the Company. After such purchase, Terex owned approximately 52% of the issued and outstanding common stock of the Company. As part of the December 22, 2014 transaction, Terex surrendered its ownership of the 371,004 shares of T-Rex Oil, Inc. common stock and as a result such shares were canceled.

On February 24, 2015, the Company entered into a Share Exchange Agreement with Western Interior Oil & Gas Corporation, a Wyoming private oil and natural gas company (“Western Interior”) and the shareholders of Western Interior. Under the Share Exchange Agreement the Company exchanged 7,465,168 shares of its restricted common stock for 170,878 shares of the issued and outstanding common stock of Western Interior thereby owning 83% of Western Interior. The acquisition was closed on March 27, 2014 and became effective March 31, 2015. On March 31, 2015, the Company entered into an amendment to the Share Exchange Agreement whereby the Company assumed certain repurchase agreements between Schwaben Kapital GmbH, Western Interior and its dissident shareholders and as a result acquired the remaining 17% of Western Interior. As part of these agreements, the Company assumed certain promissory notes issued to the dissenting shareholders in the total amount of $1,770,047 that were secured by Western Interior assets. As a result, Western Interior became a wholly-owned subsidiary of the Company. See Note 2 – Summary of Significant Accounting Policies – Principles of Consolidation.

On January 15, 2016, T-Rex Oil LLC #3 entered into a Purchase and Sale Agreement with Blue Tip Energy Wyoming, Inc. and Cole Creek Recompletions LLC and acquired approximately 82% of the working interest in certain leases located in the state of Wyoming known as the Cole Creek properties in exchange for $1,200,000 in cash plus the assumption of liabilities in the amount of $833,382 for a total purchase price of $2,033,382. On April 20, 2016, the T-Rex Oil LLC #3 entered into a Purchase and Sale Agreement with Black Hills Exploration & Production, Inc. and acquired the remaining approximately 18% working interest in the Cole Creek properties in exchange for $250,000 in cash plus the assumption of liabilities in the amount of $182,938 for a total purchase price of $432,938. These leases are proved developed and undeveloped leaseholds and include producing crude oil wells totaling approximately 13,328 gross acres. See Note 2 – Principles of Consolidation.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated balance sheets at March 31, 2016 and 2015 and the consolidated statement of operations and cash flows for the year ended March 31, 2016 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc., Western Interior Oil and Gas Corporation and T-Rex Oil LLC #3 and the consolidated statement of operations and cash flows for the year ended March 31, 2015 include the accounts of Terex Energy Corporation and the accounts of T-Rex Oil, Inc. for the period December 23, 2014 through March 31, 2015. All intercompany balances have been eliminated during consolidation.

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), although such deposits are in excess of the insurance coverage. At March 31, 2016, the Company had $111,641 of cash deposits in excess of FDIC insured limits.

Concentration of Credit Risk

The Company’s producing properties are primarily located in Wyoming and the oil and gas production is sold to various purchasers based on market index prices. The risk of non-payment by these purchasers is considered minimal and the Company does not generally obtain collateral for sales. The Company continually monitors the credit standing of the primary purchasers.

During the years ended March 31, 2016 and 2015, one purchaser accounted for 79% and 74.5% of total revenues, respectively.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer’s creditworthiness or if actual defaults are higher than the historical experience, the management’s estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management’s assessment, there is no reserve recorded at March 31, 2016 and 2015.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $11,368,626 and $10,003,625 at March 31, 2016 and 2015, respectively.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended March 31, 2016 and 2015, there was impairment to unproved properties in the amount of $3,384,758 and $0, respectively and for the year ended March 31, 2016 there was a write off of expired lease costs in the amount of $3,096,931. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $4,745,917 and $8,087,991 at March 31, 2016 and 2015, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress (“WIP”). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At March 31, 2016 and 2015, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the years ended March 31, 2016 and 2015, the Company recorded depreciation, depletion and amortization expense on oil and gas properties in the amount of $3,327,337 and $0, respectively.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. For the years ended March 31, 2016 and 2015, there was impairment to proved properties of $5,091,554 and $0, respectively.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment for the years ended March 31, 2016 and 2015 was $42,591 and $10,143, respectively.

Asset Retirement Obligations

The Company records estimated future asset retirement obligations (“ARO”) related to its oil and gas properties. The Company records the estimated fair value of a liability for ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. The increased carrying value is depleted using the units-of-production method, and the discounted liability is increased through accretion over the remaining life of the respective oil and gas properties.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

The estimated liability is based on historical industry experience in abandoning wells, including estimated economic lives, external estimates as to the cost to abandon the wells in the future, and federal and state regulatory requirements. The Company’s liability is discounted using management’s best estimate of its credit-adjusted, risk-free rate. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

	For the Year Ended March 31,
	2016	2015
ARO - beginning of period	$459,294	$-
Additions	721,860	459,294
Deletions	(15,190)	-
Accretion expense	31,179	-
	1,197,143	459,294
Less current portion	176,587	163,389
ARO - end of period	$1,020,556	$295,905

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered to the customer, the price to the buyer is fixed or determinable and collectability is reasonably assured. For goods, this is the point at which title and risk of loss is transferred and when payment has either been received or collection is reasonably assured. Revenues for services are recorded when the services have been provided. Revenue that does not meet these criteria is deferred until the criteria are met.

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

The Company’s deferred income taxes include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2016, there were no uncertain tax positions that required accrual.

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

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. See Note 4 – Fair Value Measurement.

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

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

	For the Year Ended March 31,
	2016	2015
Dilutive	-	-
Anti Dilutive	2,494,571	1,389,546

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 9 – Equity Based Payments.

Major Customers

During the year ended March 31, 2016, one purchaser accounted for approximately 79% of total revenues. The Company had no revenues from operations during the year ended March 31, 2015 and as a result there are no customers.

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $67,830 to the Series A Shares of preferred stock has been recorded during the year ended March 31, 2016 in its statement of operations and cash flows. As the Company is in an accumulated deficit position, the deemed dividend of $67,830 has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through March 31, 2016, the Company has not been involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. This standard update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities, and as a result removes all incremental financial reporting requirements. This standard update also eliminates an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of the investment equity that is at risk. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2016, and interim reporting periods beginning after December 15, 2017. Entities are allowed to apply the guidance early for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued or made available for issuance. The Company adopted these standards and they did not have a material impact on the Company’s consolidated financial statements.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

In August 2014, the FASB issued Update No. 2014-15 - Presentation of Financial Statements – Going Concern that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the entity’s financial statements are issued, or within one year after the date that the entity’s financial statements are available to be issued, and to provide disclosures when certain criteria are met. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact, but does not currently believe it will have a material effect on the Company’s consolidated financial statements or disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under ASU 2015-16, the effect on earnings resulting from changes to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. ASU 2015-16 should be adopted prospectively to adjustments to provisional amounts occurring after the effective date of the update and earlier application is permitted for financial statements that have not been issued. The Company adopted these standards and they did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ASU 2015-17”). ASU 2015-17 is part of the FASB’s initiative to reduce the complexity in accounting standards. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. The amendments in this ASU simplify current guidance in ASC 740-10-45-4 that requires separate presentation of deferred tax assets and liabilities as current and non-current in a classified balance sheet based on the classification of the related asset or liability. ASU 2015-17 is effective for public companies for annual periods beginning after December 15, 2017 and interim periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this ASU as of March 31, 2016. The adoption of this ASU did not have a material impact on our consolidated balance sheets as of March 31, 2016 and 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective for interim periods and fiscal years beginning after December 15, 2018, and early application is permitted. The Company is in the process of determining the method of adoption and the impact this guidance will have on its financial condition, results of operations and cash flows.

There were other accounting standards and interpretations issued during the year ended March 31, 2016, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the years ended March 31, 2016 and 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $15,767,831 and $11,043,541 for the years ended March 31, 2016 and 2015, respectively, and an accumulated deficit of $26,756,973 as of March 31, 2016. At March 31, 2016, the Company had a working capital deficit of $(1,107,664).

The future success of the Company is dependent on its ability to attract additional capital and ultimately, upon its ability to develop future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Note 4 – Fair Value Measurements

The Company applies the authoritative guidance applicable to all financial assets and liabilities required to be measured and reported on a fair value basis, as well as to non-financial assets and liabilities measured at fair value on a non-recurring basis, including impairments of proved oil and gas properties and other long-lived assets and AROs initially measured at fair value. The fair value of an asset or liability is the amount that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable input are inputs that reflect the Company’s assumptions of what market participants would use in valuing the asset or liability based on the information available in the circumstances.

Financial and non-financial assets and liabilities are classified within the valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The Company’s policy is to recognize transfers in and out of the fair value hierarchy as of the end of the reporting period in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented. The hierarchy is organized into three levels based on the reliability of the inputs as follows:

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

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at March 31, 2016 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties	$-	$930,238	$-	$930,238

Effective January 1, 2016, the Company acquired approximately 82% of the working interest in certain leases located in the state of Wyoming known as the Cole Creek properties and recorded the oil and gas properties at a fair value of $2,033,382. Thus, due to the significance of this event, the oil and gas properties were tested under ASC 360 as to its recoverability. Therefore, the oil and gas properties were recorded at fair value if impairment is required under the accounting guidance. The Company uses Level 2 inputs and the income valuation techniques of undiscounted oil and gas future net cash flows to measure the fair value of the oil and gas properties and thus the model forecast including discount rates and commodity prices were selected by the independent engineers of Netherland, Sewell & Associates, Inc. As such, there was an impairment to the oil and gas properties during the year ended March 31, 2016, the amount of $1,103,144 and reported in the consolidated statement of operations.

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at March 31, 2015 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Goodwill	$-	$-	$-	$-
Other property and equipment	$-	$22,632	$-	$22,632

Effective March 31, 2015, the Company acquired Western Interior and as a result realized goodwill in the amount of $7,786,997. Thus, due to the significance of this event, goodwill was tested under ASC 360 as to its recoverability. Therefore, goodwill is recorded at fair value if impairment is required under the accounting guidance. The Company uses Level 2 inputs and the income valuation techniques of undiscounted oil and gas future net cash flows to measure the fair value of goodwill and thus the model forecast including discount rates and commodity prices were selected by the independent engineers of Netherland, Sewell & Associates, Inc. As such, the Company’s goodwill was fully impaired during the year ended March 31, 2015 in the amount of $7,786,997 and reported in the consolidated statement of operations.

Fair value in the initial recognition of other equipment is determined based on the quoted fair value of the vehicle using inputs from valuation techniques used by industry participants. Accordingly, the fair value is based on observable pricing inputs and is considered a Level 2 value measurement. Therefore, the Company’s other equipment was written down to its fair value of $22,632 and an impairment during the year ended March 31, 2015 in the amount of $27,368 was reported in the consolidated statement of operations.

Note 5 – Significant Acquisition

Effective January 1, 2016, the Company acquired approximately 82% of the working interest in certain leases located in the state of Wyoming known as the Cole Creek properties.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their fair values at January 1, 2016:

Consideration Given
Cash	$1,200,000

Total purchase price	$1,200,000

Allocation of Consideration Given
Oil and gas properties Proved	$2,033,382

Total assets	2,033,382

Current liabilities	111,522
Long-term liabilities	721,860

Total liabilities	833,382

Net assets acquired	$1,200,000

Effective March 31, 2015, the Company acquired 100% of the issued and outstanding stock of Western Interior which is a Wyoming private oil and natural gas company. The acquisition was a business combination accounted for using the acquisition method in accordance with ASC 805.

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their fair values at March 31, 2015:

Consideration Given
T-Rex shares issued to Western Interior shareholders	7,465,168
Fair value of T-Rex shares at date of acquisition	$2.60	$19,409,437

Promissory notes issued to Western Interior shareholders		1,770,047

Total purchase price		$21,179,484

Allocation of Consideration Given
Current assets	$154,695
Oil and gas properties
Proved	8,458,250
Unproved	5,585,583
Other property and equipment	242,837
Goodwill	7,780,336
Other assets	183,129

Total assets		$22,404,830

Current liabilities	929,441
Long-term liabilities	295,905

Total liabilities		1,225,346

Net assets acquired		$21,179,484

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Goodwill associated with the above transaction has been impaired. See Note 4 – Fair Value Measurements.

The unaudited pro forma condensed combined results of operations are presented below as though the acquisition of Western Interior occurred on April 1, 2014.

	Revenue	Net Loss
Year ended March 31, 2015 - as reported	$-	$11,043,541
Year ended March 31, 2015 - pro forma	$895,182	$14,285,867

Note 6 – Debt

Promissory Notes

The Company during the year ended March 31, 2016 paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. The Company at March 31, 2016 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $12,783 with the remaining three promissory notes being paid in full.

On August 1, 2015, the Company, relative to the repurchase by the Company on March 31, 2015 of the remaining 14,368 shares of Western Interior common stock entered into an agreement with the note holder to settle the amount owed under the promissory note. As such, the parties agreed the amount owed on such promissory note by the Company would be reduced from $768,715 to $393,795 and the difference of $374,920 be considered a reduction in the purchase price by the Company of the 14,368 shares of Western Interior common stock. In addition, the $393,795 was paid in full effective August 1, 2015 by the transfer to the note holder of certain oil and gas properties owned by Western Interior which resulted in the Company reporting a gain on disposal of assets in the amount of $44,100.

On January 14, 2016, the Company borrowed $50,000 each from two directors in exchange for secured promissory notes including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The promissory notes are collateralized by certain oil and gas properties located in the State of Wyoming. Holders may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company at March 31, 2016 owes $100,000 on the two promissory notes plus accrued interest of $1,052.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures in November 2016. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $174,789 on the line-of-credit at March 31, 2016.

Installment Notes

The Company during the years ended March 31, 2016 and 2015, borrowed $34,374 and $17,288 from unrelated parties to finance their insurance policies. The unsecured notes are repaid during the year ended March at $3,437 per month including interest at the rate of 5.81% per annum. The Company owed $20,123 and $20,630 at March 31, 2016 and 2015, respectively.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Note 7 – Stockholders’ Equity

The Company’s capital stock at March 31, 2016 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

At March 31, 2016 and 2015, there are a total of 409,019 and 0 shares of preferred stock issued and outstanding, respectively.

On October 28, 2015, the Company filed an Amendment to its Articles of Incorporation to designate a class of preferred stock as the Series A Convertible Preferred Stock.

The Amendment sets aside 5,000,000 shares of the authorized 50,000,000 shares of the Company’s $0.001 par value preferred stock as the Series A Convertible Preferred Stock (“the Series A Shares.”) The Series A Shares are convertible at the option of the Holder into common shares of the Company’s stock 9 months after the date of issuance. Further, the Series A Shares have a conversion price based upon 80% of the 10 day average of the Company’s closing market price at the time of conversion.

In October 2015, the Company commenced a private placement financing of $7,000,000 in Units, a Unit consisting of one share of its Series A Shares and an Unit Warrant. The Unit Warrant has an exercise price of $3.00 per share and a term of 3 years. The Unit Warrant is exercisable 9 months after issuance and is callable by the Company upon the Company’s common stock closing at a market price of $5.00 or above for a period of 10 days.

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $67,830 to the Series A Shares of preferred stock has been recorded during the year ended March 31, 2016 in its statement of operations and cash flows. As the Company is in an accumulated deficit position, the deemed dividend of $67,830 has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

During the year ended March 31, 2016, the Company received $818,038, including cash of $793,037, in exchange for the issuance of 409,019 shares of its Series A Preferred Stock and Unit Warrants exercisable for 419,019 shares of common stock.

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred shares. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as equity. At all other times, we classified our preferred shares in stockholders’ equity.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

We have applied the guidance of ASC 470 “Debt” in accounting for the unit warrants and as such have valued the Unit Warrants using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date that was at a range of $1.10 to $1.50 per share as well as the following assumptions:

Volatility	82% - 134%
Expected Option/Warrant Term	3 years
Risk-free interest rate	.25%
Expected dividend yield	0.00%

The expected term of the Unit Warrants granted were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option and warrant terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

As a result, the Unit Warrants exercisable for 409,019 shares of our restricted common stock were valued at $135,049 and as such $67,830 was credited to additional paid in capital during the year ended March 31, 2016.

Common Shares

At March 31, 2016 and 2015, there are a total of 15,480,882 and 15,295,025 shares of common stock issued and outstanding, respectively.

During the year ended March 31, 2016, the Company as part of a private placement sold 680,536 shares of its restricted common stock for $509,133 in cash and 11,000 shares for $27,500 in cash. In April 2015, the Company entered into a Subscription Agreement to sell up to 2,800,000 shares of its restricted common stock pursuant to Regulation S of the Securities Act in exchange for funds totaling $6,020,000. In July 2015, the Company and Schwaben Kapital GmbH amended their Subscription Agreement pursuant to Regulation S of the Securities Act to extend the expiration of the Subscription Agreement from June 30, 2015 to September 30, 2015.The Agreement was terminated as of September 30, 2015 and during the year ended March 31, 2016, the Company sold 664,050 shares of its restricted common stock as part of the Subscription Agreement for $1,345,000 in cash or $2.15 per share. In addition, the Company issued 8,000 shares of its restricted common stock as payment of an accounts payable in the amount of $20,000 and the Company recognized no gain or loss between the face value of the accounts payable and the fair value of the common stock.

During the year ended March 31, 2015, the Company issued 7,385,700 shares of its restricted common stock to the shareholders of Terex as part of an Exchange Agreement. See Note 1 – Organization and History. In addition, the Company issued 81,692 shares as part of the recapitalization of the Company. Also, the Company issued 7,465,168 shares of its restricted common stock valued at $19,409,437 to the shareholders of Western Interior Oil and Gas Corporation as part of an acquisition. See Note 4 – Significant Acquisition. Further, the Company sold 20,000 shares of its restricted common stock as part of a private placement for $50,000 in cash or $2.50 per share.

Additional Paid-in Capital

During the year ended March 31, 2016, as the Company is in an accumulated deficit position, the deemed dividend in the amount of $67,830 was charged against additional paid-in-capital as there being no retained earnings from which to declare a dividend.

During the year ended March 31, 2016, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $60,262 See Note 9 – Equity Based Payments.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

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

During the year ended March 31, 2015, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $394,682 of which $19,707 was expensed and $374,975 was capitalized of which $150,978 was from a transaction with a related party. See Note 9 – Equity Based Payments.

Retirement of Common Shares

During the year ended March 31, 2016, the Company entered into settlement agreements with four of its shareholders to settle certain claims valued at $1,531,047 in exchange for the shareholders returning to the Company 1,177,729 shares of their common stock.

Note 8 – Income Taxes

The effective income tax rate for the years ended March 31, 2016 and 2015 differs from the U.S. Federal statutory rate due to the following:

	2016	2015
Federal statutory income tax rate	$5,492,000	$3,865,000
State income taxes, net of federal benefit	472,000	332,000
Permanent items	(3,231,000)	(2,960,000)
Change in valuation allowance	(2,733,000)	(1,237,000)
	$-	$-

The components of the deferred tax assets and liabilities at March 31, 2016 and 2015 are as follows:

	2016	2015
Long-term deferred tax assets:
Federal net operating loss carryforwards	$3,580,000	$870,000
Equity based compensation	391,000	368,000
Long-term deferred tax liabilities:
Property, plant and equipment	4,000	4,000
Valuation allowance	(3,975,000)	(1,242,000)
Net long-term deferred tax assets	$-	$-

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

For Income Tax Return Purposes Only

On August 19, 2014, Terex Energy Corporation acquired 52% of the outstanding common stock of T-Rex Oil Inc. and thus T-Rex had a change of control event under IRC section 382, which will limit T-Rex’s ability to utilize its deferred tax assets, including net operating loss carryforwards, to offset future taxable income. T-Rex has net operating loss carryforwards of approximately $49,000,000 which will begin to expire in 2024.

On December 22, 2014, T-Rex acquired 100% of the outstanding common stock of Terex and Terex did not have a change of control event under IRC section 382. Terex has net operating loss carryforwards of approximately $425,000 which will begin to expire in 2034.

On March 31, 2015, T-Rex acquired 100% of the outstanding common stock of Western Interior and Western Interior had a change of control event under IRC section 382 which will limit T-Rex’s ability to utilize its deferred tax assets, including net operating loss carryforwards of approximately $12,000,000 (limited to approximately $560,000 per year) which will begin to expire in 2027, to offset future taxable income.

The tax years that remain open to examination by the IRS are years 2012 through 2014. Due to the Company’s net operating loss carryforwards, the IRS may also adjust the amount of loss realizable under examination back to the year 2008.

Note 9 – Equity Based Payments

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

The Black-Scholes option-pricing model is used to estimate the option and warrant fair values. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date that ranged from $0.01 to $3.50 per share as well as the following assumptions:

Volatility	82.00% - 134.00%
Expected Option/Warrant Term	9 months - 3 years
Risk-free interest rate	.12% - .25%
Expected dividend yield	0.00%

The expected term of the options and warrants granted were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option and warrant terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

2014 Stock Incentive Plan

Effective October 1, 2014, the Company’s 2014 Stock Option and Award Plan (the “2014 Stock Incentive Plan”) was approved by its Board of Directors. Under the 2014 Stock Incentive Plan, the Board of Directors may grant options or purchase rights to purchase common stock to officers, employees, and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award, and the purchase price, conditions and other terms of each award are determined by the Board of Directors, except that the term of the options shall not exceed 10 years. A total of 2 million shares of the Company’s common stock are subject to the 2014 Stock Incentive Plan. The shares issued for the 2014 Stock Incentive Plan may be either treasury or authorized and unissued shares.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

The following table summarizes the non-qualified stock option and warrant activity for the years ended March 31, 2016 and 2015:

	2016		2015
	Number of		Number of
	Options/	Weighted Average	Options/	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at beginning of year
Options	935,000	$0.018	28,571	$0.010
Warrants	942,858	$0.080	-	$-

Granted
Options	1,262,750	$0.100	935,000	$0.010
Warrants	409,019	$3.000	942,858	$0.800

Exercised
Options	-	$-	-	$-
Warrants	-	$-	-	$-

Cancelled
Options	(1,070,000)	$0.010	(28,571)	$0.010
Warrants	-	$-	-	$-

Outstanding at March 31,
Options	1,127,750	$0.039	935,000	$0.018
Warrants	1,351,877	$1.462	942,858	$0.800

Exercisable at March 31,
Options	1,127,750	$0.039	907,917	$0.010
Warrants	1,351,877	$1.462	942,858	$0.800

Weighted average remaining contractual life	Life	Aggregate Intrinsic Value	Life	Aggregate Intrinsic Value
Options	1.13	$1,115,084	2.68	$2,258,200
Warrants	1.21	$511,500	2.82	$1,668,000

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceed the amount paid for and the exercise price of the options and warrants issued and outstanding.

Note 10 – Commitments and Contingencies

Operating Lease

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. In addition, the Company leases an office space in Wyoming at the rate of $5,838 per month and the lease expires in June 2019. Total rent expense under these leases was $128,340 and $37,614 for the years ended March 31, 2016 and 2015.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

3/31/2017	123,453
3/31/2018	83,111
3/31/2019	62,940
3/31/2020	15,735
$285,240

Employment Agreements

In August 2014, Terex entered into an Employment Agreement for services with its Chief Executive Officer, President and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $204,000 and a monthly car allowance of $600. It also provides for an annual bonus as determined by the board of directors.

In November 2014, Terex entered into an Employment Agreement for services with its Vice President of Operations and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. It also provides for an annual bonus as determined by the board of directors.

In November 2014, Terex entered into an Employment Agreement for services with its Vice President of Geology and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. It also provides for an annual bonus as determined by the board of directors.

In January 2015, T-Rex entered into an Employment Agreement for services with its Vice President of Operations and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. It also provides for an annual bonus as determined by the board of directors.

Consulting Agreement

The Company entered into a three-year agreement effective September 1, 2014 with a consultant to perform services at the base rate of $150,000 per year under certain terms and conditions including with an auto allowance of $600 per month. In addition, the consultant has been granted cashless options to acquire up to 500,000 shares of T-Rex’s common stock at an option price of $0.10 per share for a period of three years from April 1, 2014. The options vested ratably over the year ended March 31, 2015. See Note 9 – Equity Based Payments.

Note 11 – Related Party Transactions

Equity for Services

On April 1, 2014, an officer and director of the Company was granted options to acquire 100,000 shares of T-Rex’s restricted common stock in exchange for services valued at $115 or $0.0015 per share.

On August 25, 2014 a shareholder of Terex that is a director of the Company contributed services valued at $750,000 that were expensed in exchange for 750,000 shares of Terex restricted common stock valued at $1.00 per share.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

During September 2014, an officer of the Company and a related party sold unproved oil and gas property to the Company in exchange for $50,000 in cash and warrants to acquire 400,000 shares of the Terex restricted common stock that was recorded by the Company at the historical cost basis to the officer and related party or $150,798.

Consulting Services

During the year ended March 31, 2016 and 2015, the Company paid its officers and directors $0 and $193,149, respectively in fees that were expensed.

T-Rex Oil LLC #1

The Company is the manager of T-Rex Oil LLC #1 that was formed during December 2014 for the purpose of drilling and producing oil and gas wells. During the year ended March 31, 2015, the Company loaned the LLC $50,000 and at March 31, 2016 and 2015, the Company is owed $0 and $50,000, respectively.

The Company in December 2014 entered into put agreements with the members of T-Rex #1 whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock.

T-Rex Oil LLC #3

The Company is the manager of T-Rex Oil LLC #3 that was formed in January 2016 for the purpose of acquiring and developing oil and gas leases known as the Cole Creek properties in Wyoming. T-Rex Oil LLC #3 is included as part of the consolidated financial statements as of and for the year ended March 31, 2016. See Note 1 – Organization and History.

Note 12 – Subsequent Events

Sale of Common Shares

During the period April 1, 2016 through June 20, 2014, the Company sold 254,382 shares of its common stock in exchange for $381,570 in cash or at $1.50 per share and 99,328 shares in exchange for $74,497 or at $0.75 per share as part of a private placement.

Stock Options

During the period April 1, 2016 through June 20, 2016, the Company received $5,000 in cash in exchange to acquire 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

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

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

“Prepared” reserves are those quantities of reserves which were prepared by an independent petroleum consultant. “Audited” reserves are those quantities of revenues which were estimated by the Company’s employees and audited by an independent petroleum consultant. An audit is an examination of a company’s proved oil and gas reserves and net cash flow by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been determined using methods and procedures widely accepted within the industry and in accordance with SEC rules.

Estimates of the Company’s oil and natural gas reserves and present values at March 31, 2016 and 2015 were prepared by Netherland, Sewell & Associates Inc., independent reserve engineers.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Oil And Gas Reserves

The following table sets forth our net proved oil and gas reserves, including the changes therein at March 31, 2016 and 2015.

Net Proved Developed And Undeveloped Oil Reserves – (UNAUDITED):

		Natural
	Oil	Gas
	(MBbls)	(MMcf) [1]
	(unaudited)	(unaudited)

Estimated proved reserves at April 1, 2014	-	-
Purchase of proved reserves [2]	488	-
Production	-	-
Disposition of properties	-	-

Estimated proved reserves at March 31, 2015	488	-
Purchase of proved reserves [3]	76	-
Revisions of previous estimates	(425)	-
Production	(16)	-
Disposition of properties	-	-

Estimated proved reserves at March 31, 2016	123	-

Net Proved Oil And Gas Reserves Consisted Of The Following At March 31, 2016 and 2015:

Proved developed reserves:
March 31, 2015	104	-
March 31, 2016	123	-

Proved undeveloped reserves:
March 31, 2015	384	-
March 31, 2016	-	-

Base pricing, before adjustments for contractual differentials:	$/bbl WTI Posted
March 31, 2015	$79.21	$0.00
March 31, 2016	$42.77	$0.00

[1] Mboe is based on a ratio of 6 Mcf to 1 barrel.

[2] The Company purchased Western Interior Oil and Gas Corporation at March 31, 2015.

[3] The Company purchased the Cole Creek properties in Wyoming effective January 1, 2016.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Results Of Operations For Oil And Gas Producing Activities For The Years Ended March 31, 2016 and 2015:

	Year Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenue	$547,000	$-
Expenses:
Production costs	539,673	30,089
Depreciation, depletion, amortization and valuation allowance	14,942,000	6,681
Exploration	4,705	1,444,742

Results of operations of oil and gas producing activities	$(14,939,378)	$(1,481,512)

Cost Incurred For Oil And Gas Property Acquisition, Exploration And Development Activities:

	Year Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Property acquisition:
Proved	$1,285,313	$10,003,625
Unproved	154,214	8,042,728
Exploration	4,705	1,444,742
Development	-	45,263

Total costs incurred	$1,444,232	$19,536,358

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Aggregate Capitalized Costs

Capitalized costs relating to oil and gas activities for the years ended March 31, 2016 and 2015 are as follows:

	March 31,
	2016	2015
	(unaudited)	(unaudited)
Proved	$11,368,626	$10,003,625
Unproved	4,745,917	8,087,991
Total capitalized costs	16,114,543	18,091,616

Accumulated depreciation, depletion, and valuation allowance	14,495,132	2,912,155
Net capitalized costs	$1,619,411	$15,179,461

Standardized Measure of Discounted Future Net Cash Flows

Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. The price used to estimate the reserves is held constant over the life of the reserve. Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

The discounted future net cash flows related to proved oil and gas reserves at March 31, 2016 and 2015 (in millions):

	March 31,
	2016	2015
Future cash inflows	$4.29	$31.61
Less future costs:
Production	3.24	15.94
Development and abandonment	0.88	6.67
Income taxes [1]	-	-
Future net cash flows	0.17	9.00
10% discount factor	-	(6.58)
Standardized measure of discounted future net cash flows	$0.17	$2.42

[1] No income tax provision is included in the standardized measure calculation shown above as the Company does not project to be taxable or pay cash income taxes based on its available tax assets and tax assets generated in the development of its reserves because the tax basis of its oil and gas properties and NOL carryforwards exceed the amount of discounted future net earnings.

T-REX OIL, INC. AND SUBISIDIARIES

Notes To The Consolidated Financial Statements

March 31, 2016 And 2015

Changes in Discounted Future Net Cash Flows

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows during the years ended March 31, 2016 and 2015 (in millions):

	Year Ended March 31,
	2016	2015
Beginning of the period	$2.81	$-
Purchase of reserves	0.69	2.81
Changes in costs and prices	(3.32)	-
Sales of oil and natural gas produced during the period, net of production costs	(0.01)	-

End of period	$0.17	$2.81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REX OIL, INC.

Dated: August 11, 2016
	By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer & Acting Chief Financial Officer
(Principal Executive Officer)

	By:	/s/ Kristi J. Kampmann
Kristi J. Kampmann, Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: August 11, 2016
T-REX OIL, INC.

/s/ Donald Walford
Donald Walford, Director

/s/ Jon Nicolaysen
Jon Nicolaysen, Director

/s/ Martin Gottlob
Martin Gottlob, Director

/s/ Allen Heim
Allen Heim, Director

