Form 10-Q
period 2016-06-30
T-REX OIL, INC.
filed 2016-08-31
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Yes [X] No [  ]

As of August 19, 2016, T-Rex Oil, Inc. has 16,502,262 shares of $0.001 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

T-Rex Oil, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$136,977	$428,204
Accounts receivable, trade	358,385	132,391
Loan to affiliate	-	-
Prepaids	107,565	50,370
Total current assets	602,927	610,965

Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	11,754,817	11,368,626
Unproved	4,754,620	4,745,917
Other	404,514	404,514
Total property and equipment	16,913,951	16,519,057
Less accumulated depreciation, depletion, amortization and valuation allowance	14,644,958	14,621,873
Net property and equipment	2,268,993	1,897,184
Other assets
Deposits and other assets	402,265	275,658
Total other assets	402,265	275,658
Total assets	$3,274,185	$2,783,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,006,449	$758,832
Asset retirement obligations, current	176,587	176,587
Notes payable	778,161	783,210
Total current liabilities	1,961,197	1,718,629

Long-term liabilities
Asset retirement obligations, net of current	1,176,190	1,020,556

Total liabilities	3,137,387	2,739,185

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred shares, $0.001 par value, 50,000,000 shares authorized; 409,019 and 409,019 shares issued and outstanding at June 30 2016 and March 31 2016, respectively	409	409
Common shares, $0.001 par value, 275,000,000 shares authorized; 15,866,099 and 15,480,882 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	15,866	15,481
Additional paid in capital	27,625,852	26,785,705
Accumulated deficit	(27,505,329)	(26,756,973)
Stockholders' equity	(58,891)	44,622
Total liabilities and stockholders' equity	$3,274,185	$2,783,807

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2016	2015
Revenues
Oil and gas sales	$320,011	$163,911
Total revenues	320,011	163,911

Operating expenses:
Lease operating expense	153,375	73,640
Production taxes	42,343	5,550
General and administrative expense	742,181	615,780
Exploration expense	76,282	(40,622)
Depreciation, depletion, amortization and accretion	45,407	144,648
Total operating expenses	1,059,588	798,996

Loss from operations	739,577	635,085

Other income (expense)
Interest expense	(13,665)	(55,962)
Interest income	4,886	94

Total other income	(8,779)	(55,868)

Loss before income taxes	(748,356)	(690,953)

Income taxes	-	-

Net loss	(748,356)	(690,953)

Deemed dividend for beneficial conversion feature of preferred stock	(37,805)	-

Net loss attributable to common shareholders	(786,161)	(690,953)

Net loss per common share Basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares	15,671,374	15,345,683

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(748,356)	$(690,953)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, amortization and accretion	45,407	144,648
Equity based compensation	11,511	21,373
Changes in:
Accounts receivable, trade	(225,994)	(21,933)
Prepaids	11,925	4,510
Accounts payable and accrued liabilities	242,569	27,305
Net cash (used in) operating activities	(662,938)	(515,050)
INVESTING ACTIVITIES
Additions to oil and gas properties	(261,583)	(123,877)
Loans to affiliates, net of repayments	-	25,000
Proceeds from sale of mineral interest	-	30,000
Additions to other assets	(38)	39,226
Net cash (used in) investing activities	(261,621)	(29,651)
FINANCING ACTIVITIES
Sale of shares and exercise of options	433,332	662,500
Shareholder cash contribution	200,000	-
Proceeds from notes payable, net of repayments	-	23,079
Net cash provided by financing activities	633,332	685,579
NET CHANGE IN CASH	(291,227)	140,878
CASH, Beginning	428,204	636,542
CASH, Ending	$136,977	$777,420
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Equity based compensation	$207,200	$207,200
Beneficial conversion on feature of preferred stock	$37,805	$-
Deemed dividend for beneficial conversion feature of preferred stock	$(37,805)	$-
Interest paid	$74,883	$30,697
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Shares		Common Shares		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, April 1, 2015	409,019	$409	15,480,882	$15,481	$26,785,705	$(26,756,973)	$10,042,717
Sale of shares for cash at $0.75 per share	-	-	99,378	99	74,514	-	74,613
Sale of shares for cash at $1.50 per share	-	-	235,839	236	353,483	-	353,719
Shareholder cash contribution	-	-	-	-	200,000	-	200,000
Issuance of shares for cash - exercise of options	-	-	50,000	50	4,950	-	5,000
Equity based compensation	-	-	-	-	207,200	-	207,200
Beneficial conversion feature of preferred stock					37,805	-	37,805
Deemed dividend for preferred stock’s
beneficial conversion feature	-	-	-	-	(37,805)	-	(37,805)
Net loss for the period	-	-	-	-	-	(748,356)	(748,356)
BALANCES, June 30, 2016	409,019	$409	15,866,099	$15,866	$27,625,852	$(27,505,329)	$10,134,893

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated balance sheets at June 30, 2016 and 2015 and the consolidated statement of operations and cash flows for the three months ended June 30, 2016 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc., Western Interior Oil and Gas Corporation and T-Rex Oil LLC #3. All intercompany balances have been eliminated during consolidation.

The Company owns a 14.29% equity interest in T-Rex Oil, LLC #3, the remaining 85.71% is held by a director and shareholder of the Company. The Company has identified T-Rex Oil LLC #3 as a Variable Interest Entity (VIE). We hold current rights that gives us the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance convened with provisions that give us the right to receive potentially significant benefits. As a result, we consolidate the accounts of T-Rex Oil, LLC #3, eliminating all intercompany balances during consolidation.

We continuously evaluate whether we have a controlling financial interest in T-Rex Oil LLC#3. Where we are a general partner, we consider substantive removal rights held by other partners in determining if we hold a controlling financial interest. We reevaluate whether we have a controlling financial interest in these entities when our voting or substantive participating rights change.

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), although such deposits are in excess of the insurance coverage. At June 30, 2016, the Company did not have cash deposits in excess of FDIC insured limits.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

During the three months ended June 30, 2016 and 2015, one purchaser accounted for 100% and 88% of total revenues, respectively.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer’s creditworthiness or if actual defaults are higher than the historical experience, the management’s estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management’s assessment, there is no reserve recorded at June 30, 2016 and 2015.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $11,754,817 and $10,281,659 at June 30, 2016 and 2015, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three months ended June 30, 2016 and 2015, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $4,754,620 and $4,745,917 at June 30, 2016 and March 31, 2016, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress (“WIP”). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At June 30, 2016 and March 31, 2016, no capitalized development costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the three months ended June 30, 2016 and 2015, the Company recorded depreciation, depletion and amortization expense on oil and gas properties in the amount of $35,123 and $127,046, respectively.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. There was no impairment to prove properties for the three months ended June 30, 2016 and 2015, respectively.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment for the three months ended June 30, 2016 and 2015 was $10,284 and $9,594, respectively.

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

	For the Three Months Ended
	June 30,
	2016	2015
ARO - beginning of period	$1,197,143	$459,294
Additions	133,311	-
Deletions	-	(15,190)
Accretion expense	22,323	15,887

	1,352,777	459,991

Less current portion	176,587	169,126

ARO - end of period	$1,176,190	$290,865

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

June 30, 2016

(Unaudited)

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2016, there were no uncertain tax positions that required accrual.

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

June 30, 2016

(Unaudited)

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

	For the Three Months Ended
	June 30,
	2016	2015
Dilutive	-	-
Anti Dilutive	2,644,462	1,878,088

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 9 – Equity Based Payments.

Major Customers

During the three months ended June 30, 2016 and 2015, one purchaser accounted for 100% and 88% of total revenues, respectively.

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $37,805 to the Series A Shares of preferred stock has been recorded during the three months ended June 30, 2016 in its statement of operations and cash flows. As the Company is in an accumulated deficit position, the deemed dividend of $37,805 has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through June 30, 2016, the Company has not been involved in any unconsolidated SPE transactions.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

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

There were other accounting standards and interpretations issued during the three months ended June 30, 2016, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the three months ended June 30, 2016 and 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $786,161 and $690,953 for the three months ended June 30, 2016 and 2015, respectively, and an accumulated deficit of $27,505,329 as of June 30, 2016. At June 30, 2016, the Company had a working capital deficit of $(1,427,390).

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at June 30, 2016 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties	$-	$930,238	$-	$930,238

Effective January 1, 2016, the Company acquired approximately 82% of the working interest in certain leases located in the state of Wyoming known as the Cole Creek properties and recorded the oil and gas properties at a fair value of $2,033,382. Thus, due to the significance of this event, the oil and gas properties were tested under ASC 360 as to its recoverability. Therefore, the oil and gas properties were recorded at fair value if impairment is required under the accounting guidance. The Company uses Level 2 inputs and the income valuation techniques of undiscounted oil and gas future net cash flows to measure the fair value of the oil and gas properties and thus the model forecast including discount rates and commodity prices were selected by the independent engineers of Netherland, Sewell & Associates, Inc. As such, there was an impairment to the oil and gas properties during the year ended March 31, 2016, the amount of $1,103,144.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at March 31, 2016 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties	$-	$930,238	$-	$930,238

Fair value in the initial recognition of other equipment is determined based on the quoted fair value of the vehicle using inputs from valuation techniques used by industry participants. Accordingly, the fair value is based on observable pricing inputs and is considered a Level 2 value measurement. During the three months ended June 30, 2016 and 2015 there was no impairment.

Note 5 – Significant Acquisition

Effective January 1, 2016, the Company acquired approximately 82% of the working interest in certain leases located in the state of Wyoming known as the Cole Creek properties.

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their fair values at January 1, 2016:

Consideration Given
Cash	$1,200,000

Total purchase price	$1,200,000

Allocation of Consideration Given
Oil and gas properties Proved	$2,033,382

Total assets	2,033,382

Current liabilities	111,522
Long-term liabilities	721,860

Total liabilities	833,382

Net assets acquired	$1,200,000

Effective April 29, 2016, the Company acquired the remaining 17% of the working interest in the leases known as the Cole Creek properties.

The following table presents the allocation of the consideration given to the assets acquired and the liabilities assumed,

Consideration Given
Cash	$250,000

Total purchase price	$250,000

Allocation of Consideration Given
Oil and gas properties
Proved	$383,311

Total assets	383,311

Current liabilities	-
Long-term liabilities	133,311

Total liabilities	133,311

Net assets acquired	$250,000

As a result the Company owns approximately 100% of the WI in the Cole Creek properties.

Note 6 – Debt

Promissory Notes

The Company during the year ended March 31, 2016 paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. The Company at June 30, 2016 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $17,043.60 with the remaining three promissory notes being paid in full.

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

On January 14, 2016, the Company borrowed $50,000 each from two directors in exchange for secured promissory notes including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The promissory notes are collateralized by certain oil and gas properties located in the State of Wyoming. Holders may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company at June 30, 2016 owes $100,000 on the two promissory notes plus accrued interest of $2,298.50.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures in November 2016. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $130,52 on the line-of-credit at June 30, 2016.

Installment Notes

The Company during the year ended March 31, 2016, borrowed $34,374 from unrelated parties to finance their insurance policies. The unsecured notes are repaid during the year ended March at $3,437 per month including interest at the rate of 5.81% per annum. The Company owed $9,810.94 at June 30, 2016, respectively.

Note 7 – Stockholders’ Equity

The Company’s capital stock at June 30, 2016 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

Preferred Shares

At June 30, 2016 and 2015, there are a total of 409,019 and 0 shares of preferred stock issued and outstanding, respectively.

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

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $37,805 to the Series A Shares of preferred stock has been recorded during the three months ended June 30, 2016 in its statement of operations and cash flows. As the Company is in an accumulated deficit position, the deemed dividend of $37,805 has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

Common Shares

At June 30, 2016 and March 31, 2016, there are a total of 15,866,099 and 15,480,882 shares of common stock issued and outstanding, respectively.

During the three months ended June 30, 2016, the Company as part of a private placement sold 99,378 shares of its restricted common stock for $74,613 in cash and 235,839 shares for $353,719 in cash.

During the three months ended June 30, 2016, the Company issued 50,000 shares of common stock in connection with the cash exercise of options at an exercise price $0.10 per share.

Additional Paid-in Capital

During the year ended March 31, 2016, as the Company is in an accumulated deficit position, the deemed dividend in the amount of $37,805 was charged against additional paid-in-capital as there being no retained earnings from which to declare a dividend.

During the year ended June 30, 2016, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $207,200 of which $11,520 was expensed and $195,680 was capitalized. See Note 9 – Equity Based Payments.

Note 8 – Equity Based Payments

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

Warrant

During May 2016, the Company issued a warrant exercisable for 350,000 shares of the Company’s common stock in exchange for business development services pursuant to a Consulting Agreement. The warrant has a term of 3 years and an exercise price of $2.00 per share.

Using the Black-Scholes option-pricing model, the warrant was found to have a fair value of $207,200. Assumptions used in the pricing were:

Volatility	89.00%
Expected Option/Warrant Term	1 year
Risk-free interest rate	.25%
Expected dividend yield	0.00%

As the warrant was issued for services to be rendered under a 3 year Consulting Agreement, the Company is amortizing the warrant over the life of the Consulting Agreement.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

The following table summarizes the non-qualified stock option and warrant activity at June 30, 2016:

	2016
	Number of	Weighted
	Options/	Average
	Warrants	Exercise Price
Outstanding at
beginning of year
Options	1,127,750	$0.039
Warrants	1,351,877	$1.462

Granted
Options	-	$-
Warrants	350,000	$2.000

Exercised
Options	(50,000)	$0.100
Warrants	-	$-

Cancelled
Options	-	$-
Warrants	-	$-

Outstanding at June 30,
Options	1,077,750	$0.316
Warrants	1,701,877	$1.980

Exercisable at June 30,
Options	1,077,750	$0.316
Warrants	1,701,877	$1.980

Weighted average		Aggregate
remaining contractual		Intrinsic
life	Life	Value
Options	0.85	$1,115,084
Warrants	1.70	$511,500

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceed the amount paid for and the exercise price of the options and warrants issued and outstanding.

Note 9 – Commitments and Contingencies

Operating Lease

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. In addition, the Company leases an office space in Wyoming at the rate of $5,838 per month and the lease expires in June 2019. In addition, the Company leases a corporate apartment at a rate of $1,990 per month and the lease will expire May 2017. Total rent expense under these leases for June 30, 2016 is $35,527.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

June 30, 2016

(Unaudited)

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

3/31/2017	147,333
3/31/2018	83,111
3/31/2019	62,940
3/31/2020	15,735
$309,119

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

Consulting Agreement

The Company entered into a three-year agreement effective September 1, 2014 with a consultant to perform services at the base rate of $150,000 per year under certain terms and conditions including with an auto allowance of $600 per month. In addition, the consultant has been granted cashless options to acquire up to 500,000 shares of T-Rex’s common stock at an option price of $0.10 per share for a period of three years from April 1, 2014. The options vested ratably over the year ended March 31, 2015. See Note 8 – Equity Based Payments.

Note 10 – Related Party Transactions

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

In August 2016, the members exercised the put at $1.00 per share and a total of 425,000 shares of restricted common stock were issued.

T-Rex Oil LLC #3

The Company is the manager of T-Rex Oil LLC #3 that was formed in January 2016 for the purpose of acquiring and developing oil and gas leases known as the Cole Creek properties in Wyoming. T-Rex Oil LLC #3 is included as part of the consolidated financial statements as of and for the year ended March 31, 2016. See Note 1 – Organization and History.

Note 11 – Subsequent Events

Sale of Common Shares

During the period of July 1, 2016 through August 15, 2016, the Company sold 142,670 shares of its common stock in exchange for $213,443 in cash or at $1.50 per share as part of a private placement.

Exercise of Option

During the period of July 1, 2016 through August 15, 2016, an option holder exercised his option for a total of 50,000 shares of restricted common stock.

T-Rex Oil, LLC #3

On August 15, 2016, T-Rex Oil, LLC #3 was erroneously dissolved with the Secretary of State of Colorado, the entity was re-instated upon discovery of this on August 25, 2016.

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

Unless the context requires otherwise, references in this document to “T-Rex Oil”, “we”, “our”, “us” or the “Company” are to T-Rex Oil, Inc. and our subsidiaries.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2016 and June 30, 2015

Overview. During the three months ended June 30, 2016, the Company recognized a net loss of $786,161 compared to a net loss of $690,953 for the three months ended June 30, 2015. The increase of $95,208 is primarily the result of an increase in oil sales offset by an increase in operational activities. Discussions of individually significant line items follow:

Revenues: During the three months ended June 30, 2016, the Company recognized revenues of $320,011 compared to $163,911 during the three months ended June 30, 2015. Management expects to see continued increases in its production numbers as it begins to institute re-work plans during the year and from the Company’s purchase of outstanding working interests in these properties during April 2016.

Operating Expenses: During the three months ended June 30, 2016, the Company had an increase of $260,592 in total operating expenses as a result of the following:

An increase in costs of $79,735 related to its oil and gas operational activities as a result of its take over of the operations of the T-Rex Oil LLC#3 properties. General and administrative expenses increased by $126,401 primarily as a result of increases in staffing and costs associated with reporting requirements. Depletion, depreciation, amortization and accretion decreased by $99,241and production taxes increased by $36,793.

LIQUIDITY

We have incurred a net loss of $786,161 for the three months ended June 30, 2016 and have had a limited operating history.

During the three months ended June 30, 2016, the Company as part of a private placement sold 99,378 shares of its restricted common stock for $74,613 in cash and 235,839 shares for $353,719 in cash. During the three months ended June 30, 2016, the Company issued 50,000 shares or restricted common stock in connection with the cash exercise of $2,500.

The Company will need substantial additional capital to support its proposed future energy operations. We only began to recognize revenues in the first quarter of this fiscal year and they are not sufficient to support operations. The Company has no committed source for any funds but as of June 30, 2016, we have $136,977 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and we may never achieve sales sufficient to support our operations.

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

The Company used cash flows in operations of $662,938 during the three months ended June 30, 2016 that was adjusted by non-cash items including: depreciation, depletion, amortization and accretion of $45,407 and equity based compensation of $11,511.

The Company used cash flows in investing activities of $261,621 during the three months ended June 30, 2016 that was primarily comprised of: additions to oil and gas properties of $261,583 and additions to other assets of $38.

The Company was provided cash flows from financing activities of $633,332 during the three months ended June 30, 2,016 through $433,332 from the sale of restricted common stock and the cash exercise of an option and the cash contribution of a director and shareholder of $200,000.

Promissory Notes

The Company during the year ended March 31, 2016 paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. The Company at June 30, 2016 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $17,043.60 with the remaining three promissory notes being paid in full.

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

On January 14, 2016, the Company borrowed $50,000 each from two directors in exchange for secured promissory notes including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The promissory notes are collateralized by certain oil and gas properties located in the State of Wyoming. Holders may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company at June 30, 2016 owes $100,000 on the two promissory notes plus accrued interest of $2,298.50.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures in November 2016. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $130,52 on the line-of-credit at June 30, 2016.

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

Critical Accounting Policies

Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data. Additional disclosures are provided in Notes to Consolidated Financial Statements (unaudited) which are included in Item 1 – Consolidated Financial Statements to this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of June 30, 2016, that our disclosure controls and procedures were not effective.

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of June 30, 2016 and as determined in the fiscal year ended March 31, 2016, the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of June 30, 2016 was not effective.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended March 31, 2016, which risk factors are incorporated herein by this reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2016 through June 30, 2016, the Company made the following issuances of its equity securities.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
April 2016 (1)	Common Shares	99,378	$74,613	Business Associates
May 2016 (1)	Common Shares	116,668	$175,002	Business Associates
May 2016 – June 2016 (2)	Common Shares	119,172	$178,756	Business Associates

Exemption from Registration Claimed

(1)	The above issuances by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The parities that purchased the unregistered securities was known to the Company and its management, through pre-existing business relationships and as a long standing business associate. The purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with their purchase. The purchasers of the unregistered securities acquired such security for investment and not with a view toward distribution, acknowledging such intent to the Company. The certificate or agreement representing such securities that was issued contained a restrictive legend, prohibiting further transfer of the certificate or agreement representing such security, without such security either being first registered or otherwise exempt from registration in any further resale or disposition.

(2)	The above issuance by the Company of its unregistered securities was made by the Company in reliance upon Regulation S of the 1933 Act. The party that purchased the unregistered securities was known to the Company and its management, through a pre-existing business relationship. The purchaser was provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to management of the Company in connection with their purchase. The purchasers of the unregistered securities acquired such security for investment and not with a view toward distribution, acknowledging such intent to the Company. The certificate or agreement representing such securities that was issued contained a restrictive legend, prohibiting further transfer of the certificate or agreement representing such security, without such security either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. MINE AND SAFETY DISCLOSURE

NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document(*)
101.SCH	XBRL Taxonomy Extension Schema Document(*)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(*)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(*)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(*)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(*)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T-REX OIL, INC.

Dated: August 31, 2016	By:	/s/ Donald Walford
Donald Walford,
Chief Executive Officer

	By:	/s/ Kristi J. Kampmann
Kristi J. Kampmann,
Chief Accounting Officer

