Form 10-Q
period 2016-09-30
T-REX OIL, INC.
filed 2016-11-21
CIK 1287900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [X] No [  ]

As of November 14, 2016, T-Rex Oil, Inc. has 17,180,555 shares of $0.001 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

T-Rex Oil, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 2016	March 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$151,390	$428,204
Accounts receivable, trade	154,278	132,391
Prepaids	26,120	50,370
Total current assets	331,788	610,965
Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	11,754,817	11,368,626
Unproved	4,761,535	4,745,917
Other	404,514	404,514
Total property and equipment	16,920,866	16,519,057
Less accumulated depreciation, depletion, amortization and valuation allowance	14,670,332	14,621,873
Net property and equipment	2,250,534	1,897,184
Other assets
Deposits and other assets	488,275	275,658
Total other assets	488,275	275,658
Total assets	$3,070,597	$2,783,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,213,715	$758,832
Asset retirement obligations, current	176,587	176,587
Notes payable	860,401	783,210
Total current liabilities	2,250,703	1,718,629
Long-term liabilities
Asset retirement obligations, net of current	1,198,878	1,020,556
Total liabilities	3,449,581	2,739,185
Commitments and Contingencies	-	-
STOCKHOLDERS' EQUITY
Preferred shares, $0.001 par value, 50,000,000 shares authorized; 0 and 409,019 shares issued and outstanding at September 30 2016 and March 31 2016, respectively	-	409
Common shares, $0.001 par value, 275,000,000 shares authorized; 17,105,825 and 15,480,882 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	17,106	15,481
Additional paid in capital	28,396,766	26,785,705
Accumulated deficit	(28,792,856)	(26,756,973)
Stockholders' equity	(378,984)	44,622
Total liabilities and stockholders' equity	$3,070,597	$2,783,807

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,
	2016	2015
Revenues
Oil and gas sales	$397,012	$124,183
Total revenues	397,012	124,183

Operating expenses:
Lease operating expense	243,656	63,658
Production taxes	67,019	43,066
General and administrative expense	863,326	527,003
Asset impairment	425,000	-
Exploration expense	15,292	-
Depreciation, depletion, amortization and accretion	48,062	320,932
Total operating expenses	1,662,355	954,659

Loss from operations	1,265,343	830,476

Other income (expense)
Interest expense	(17,391)	(13,413)
Gain of disposition of asset	-	44,100
Interest income	47	43

Total other income	(17,344)	30,730

Loss before income taxes	(1,282,687)	(799,746)

Income taxes	-	-

Net loss	(1,282,687)	(799,746)

Deemed dividend for beneficial conversion feature of preferred stock	(3,768)	-

Net loss attributable to common shareholders	(1,286,455)	(799,746)

Net loss per common share
Basic and diluted	$(0.08)	$(0.05)

Weighted average number of common shares	16,707,024	15,814,088

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended September 30,
	2016	2015
Revenues
Oil and gas sales	$717,024	$288,094
Total revenues	717,024	288,094

Operating expenses:
Lease operating expense	397,032	137,298
Production taxes	109,362	48,616
General and administrative expense	1,605,507	1,142,783
Asset impairment	425,000	-
Exploration expense	91,574	(40,622)
Depreciation, depletion, amortization and accretion	93,470	465,580
Total operating expenses	2,721,945	1,753,655

Loss from operations	2,004,921	1,465,561

Other income (expense)
Interest expense	(31,055)	(69,374)
Gain on disposition of asset	-	44,100
Interest income	93	137

Total other income	(30,962)	(25,137)

Loss before income taxes	(2,035,883)	(1,490,698)

Income taxes	-	-

Net loss	(2,035,883)	(1,490,698)

Deemed dividend for beneficial conversion feature of preferred stock	(41,573)	-

Net loss attributable to common shareholders	(2,077,456)	(1,490,698)

Net loss per common share Basic and diluted	$(0.12)	$(0.10)

Weighted average number of common shares	16,731,229	15,581,166

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(2,035,883)	$(1,490,698)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, amortization and accretion	93,470	465,580
Gain on disposition of asset	-	(44,100)
Asset impairment	425,000
Issuance of shares for services	89,500	-
Equity based compensation	70,579	42,746
Changes in:
Accounts receivable, trade	(21,889)	10,361
Prepaids	24,250	20,495
Accounts payable and accrued liabilities	428,676	(50,921)
Net cash (used in) operating activities	(926,297)	(1,046,537)
INVESTING ACTIVITIES
Additions to oil and gas properties	(268,498)	(136,225)
Additions to non oil and gas properties	-	(8,000)
Loans to affiliates, net of repayments	-	22,000
Proceeds from sale of mineral interest	-	30,000
Additions to other assets	(37)	39,188
Net cash (used in) investing activities	(268,535)	(53,037)
FINANCING ACTIVITIES
Sale of shares and exercise of options	646,777	1,327,500
Shareholder cash contribution	200,000	-
Repayment of notes payable	(28,759)	(375,080)
Proceeds from notes payable	100,000	-
Net cash provided by financing activities	918,018	952,420
NET CHANGE IN CASH	(276,814)	(147,154)
CASH, Beginning	428,204	636,542
CASH, Ending	$151,390	$489,388
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Issuance of shares for property	$425,000	$-
Issuance of shares for debt	$2,000	$20,000
Transfer of property for debt	$-	$393,795
Beneficial conversion on feature of preferred stock	$56,988	$-
Deemed dividend for beneficial conversion feature of preferred stock	$(56,988)	$-
Interest paid	$14,275	$65,114
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

	Preferred Shares		Common Shares		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, April 1, 2016	409,019	$409	15,480,882	$15,481	$26,785,705	$(26,756,973)	$44,622
Sale of shares for cash at $0.75 per share	-	-	99,378	99	74,514	-	74,613
Sale of shares for cash at $1.50 per share	-	-	378,510	379	566,785	-	567,164
Shareholder cash contribution	-	-	-	-	200,000	-	200,000
Issuance of shares for cash - exercise of options	-	-	50,000	50	4,950	-	5,000
Issuance of shares for debt - exercise of options	-	-	50,000	50	1,950	-	2,000
Issuance of shares for property - exercise of options	-	-	425,000	425	424,575	-	425,000
Issuance of shares for services at $1.79 per share	-	-	50,000	50	89,450		89,500
Equity based compensation	-	-	-	-	207,200	-	207,200
Conversion of preferred shares for common shares	(409,019)	(409)	572,055	572	(163)	-	-
Beneficial conversion feature of preferred stock					56,988	-	56,988
Deemed dividend for preferred stock's
beneficial conversion feature	-	-	-	-	(56,988)	-	(56,988)
Equity compensation	-	-	-	-	41,800		41,800
Net loss for the period	-	-	-	-	-	(2,035,883)	(2,035,883)
BALANCES, September 30, 2016	-	$-	17,105,825	$17,106	$28,396,766	$(28,792,856)	$(378,984)

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

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

Western Interior Acquisition

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

Cole Creek

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

Nexfuels Spin Off

On July 11, 2016, Nexfuels, Inc. (“Nexfuels”), as a wholly-owned subsidiary of the Company in the State of Colorado. Nexfuels was created to develop the Company’s Carbon Dioxide Recovery Project. The Carbon Dioxide Recovery Project (“the Project”) is focused on the development of exhaust stack supplies of carbon dioxide for use in enhanced oil recovery. The project involves the development, build out and operation of a commercial scale carbon capture systems on existing coal fueled electric power plants in the United States, specifically in Wyoming.

The Company’s Board of Directors determined that to focus and better implement these strategies necessary to financing and build the Project, the Board of Directors approved the spin-off of Nexfuels in August 2016.

Shareholders of T-Rex, as of the Record Date of August 19, 2016, will receive one share of Nexfuels common stock for every two shares (2) of T-Rex common stock owned. The stock dividend will be based upon 17,097,622shares of T-Rex common stock that were issued and outstanding as of the Record Date.

As part of the spin-off of Nexfuels, the Company’s Chief Executive Officer and Chairman, Mr. Donald Walford and a director of the Company Mr. Sears were appointed to the Board of Directors of Nexfuels.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

On August 19, 2016, the Company assigned to Nexfuels the following assets:

1.	The idea, concept and plan to capture and sell CO2 generated by the Dave Johnston power plant located in Converse County, Wyoming and/or any other power plants owned by PacifiCorp.

2.	The Memorandum of Understanding (“MOU”) by and between T-Rex and PacifiCorp Energy the owner/operator of the power plant.

3.	The existing contract by and between Sargent Lundy LLC to perform the feasibility study.

4.	Any and all other valid and subsisting contracts, agreement, and instruments, rights or other interest that the Company may have in the Project.

5.	All valid and subsisting easements, permits, licenses, servitudes, rights of way and other surface rights that directly relate to or are otherwise directly applicable to the Project.

An analysis of the items assigned to Nexfuels by the Company showed that the Company in accordance with its accounting policies had not capitalized none of the direct or indirect costs associated with the MOUs, the feasibility study or any of the other interests in the project. As such, the Company did not recognize a gain or loss in connection with the Nexfuels spin-off.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated balance sheets at September 30, 2016 and 2015 and the consolidated statement of operations and cash flows for the six months ended September 30, 2016 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc., Western Interior Oil and Gas Corporation and T-Rex Oil LLC #3. All intercompany balances have been eliminated during consolidation.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), although such deposits are in excess of the insurance coverage. At September 30, 2016, the Company did not have cash deposits in excess of FDIC insured limits.

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

During the six months ended September 30, 2016, we sold oil from our fields to two different purchasers, accounted for 55.19% of our sales, while the other accounted for 44.81%.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer’s creditworthiness or if actual defaults are higher than the historical experience, the management’s estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management’s assessment, there is no reserve recorded at September 30, 2016 and 2015.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $11,754,817 and $11,368,626 at September 30, 2016 and March 31, 2016, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the six months ended September 30, 2016 and 2015, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $4,761,535 and $4,745,917 at September 30, 2016 and March 31, 2016, respectively.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress (“WIP”). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At September 30, 2016 and March 31, 2016, no capitalized development costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the six months ended September 30, 2016 and 2015, the Company recorded depreciation, depletion and amortization expense on oil and gas properties in the amount of $74,775 and $429,899, respectively ($39,652 and $302,851 for the three months ended September 30, 2016 and 2015, respectively).

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. There was no impairment to prove properties for the six months ended September 30, 2016 and 2015, respectively.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment for the six months ended September 30, 2016 and 2015 was $18,693 and $35,681, respectively ($8,409 and $723 for the three months ended September 30, 2016 and 2015, respectively).

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

	For the Six Months Ended
	September 30,
	2016	2015
ARO - beginning of period	$1,197,143	$459,294
Additions	133,311	-
Deletions	-	(15,190)
Accretion expense	45,011	15,887

	1,375,465	459,991

Less current portion	176,587	169,126

ARO - end of period	$1,198,878	$290,865

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

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

The Company’s deferred income taxes include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As a result of this analysis, the deferred tax asset in the amount of $4,583,216 has been fully reserved at September 30, 2016.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2016, there were no uncertain tax positions that required accrual.

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

September 30, 2016

(Unaudited)

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

	For the Six Months Ended
	September 30,
	2016	2015
Dilutive	-	-
Anti Dilutive	3,969,791	1,878,088

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 8 – Equity Based Payments.

Major Customers

During the six months ended September 30, 2016 and 2015, we sold oil from our fields to two different purchasers, Rocky Mountain Crude Oil accounted for 55.19% of our purchasers, while Sinclair Oil accounted for 44.81%.

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $37,805 to the Series A Shares of preferred stock has been recorded during the six months ended September 30, 2016 $56,988 in its statement of operations and cash flows. As the Company is in an accumulated deficit position, the deemed dividend of $56,988 has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through September 30, 2016, the Company has not been involved in any unconsolidated SPE transactions.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ASU 2015-17”). ASU 2015-17 is part of the FASB’s initiative to reduce the complexity in accounting standards. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. The amendments in this ASU simplify current guidance in ASC 740-10-45-4 that requires separate presentation of deferred tax assets and liabilities as current and non-current in a classified balance sheet based on the classification of the related asset or liability. ASU 2015-17 is effective for public companies for annual periods beginning after December 15, 2017 and interim periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this ASU as of March 31, 2016. The adoption of this ASU did not have a material impact on our consolidated balance sheets as of September 30, 2016 and 2015.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017 and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 clarifies the classification of certain cash receipts and cash payments within the statement of cash flows to reduce diversity in practice. ASU 2016-15 is effective for the Company beginning January 1, 2018 and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on the Company’s Consolidated Financial Statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

There were other accounting standards and interpretations issued during the three months ended September 30, , none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the six months ended September 30, 2016 and 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,035,883 and $1,490,698 for the six months ended September 30, 2016 and 2015 ($1,282,687 and $799,746 for the three months ended September 30, 2016 and 2015, respectively), respectively, and an accumulated deficit of $28,792,856 as of September 30, 2016. At September 30, 2016, the Company had a working capital deficit of $(1,918,915).

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at September 30, 2016 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-	$
Oil and gas properties	$-	$930,238	$-		$930,238

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

The Company in December 2014 entered into put agreements with the members of T-Rex #1 whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock. In August 2016, the members exercised the put at $1.00 per share and a total of 425,000 shares of restricted common stock were issued. As a result, the Company became the sole equity holder in LLC#1, a review of LLC#1’s operational status has lead management to take an immediate impairment on the value of the equity of $425,000 which has been expensed as an asset impairment charge at September 30, 2016.

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at September 30, 2016 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties	$-	$22,632	$-	$22,632

Fair value in the initial recognition of other equipment is determined based on the quoted fair value of the vehicle using inputs from valuation techniques used by industry participants. Accordingly, the fair value is based on observable pricing inputs and is considered a Level 2 value measurement. During the six months ended September 30, 2016 and 2015 there was no impairment.

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

September 30, 2016

(Unaudited)

The following table presents the allocation of the consideration given to the assets acquired and the liabilities assumed,

Consideration Given
Cash	$250,000

Total purchase price	$250,000

Allocation of Consideration Given
Oil and gas properties
Proved	$383,311

Total assets	383,311

Current liabilities	-
Long-term liabilities	133,311

Total liabilities	133,311

Net assets acquired	$250,000

As a result, the Company owns approximately 100% of the WI in the Cole Creek properties and 82.5% of the WI in the leases specific to the Shannon formation in the properties.

Note 6 – Debt

Promissory Notes

The Company during the year ended March 31, 2016 paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. The Company at September 30, 2016 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $21,351 with the remaining three promissory notes being paid in full.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

Secured Convertible Promissory Notes

On January 14, 2016, the Company borrowed $50,000 from a director and officer of the Company who resigned from the Company on September 14, 2016. The Company, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company, requested an extension of the due date of the promissory note. On October 2016, the holder of the promissory note filed suit against the Company for payment of the promissory note (See Note 11). The Company at September 30, 2016 owes $50,000 on the promissory note plus accrued interest of $1,779.

On January 14, 2016, the Company borrowed $50,000 from a then director, who is now an officer of the Company, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to December 31, 2016, with all other terms remaining in effect. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company at September 30, 2016 owes $50,000 on the promissory note plus accrued interest of $1,779.

On August 11, 2016, the Company borrowed $100,000 from a director of the Company, who owns the 85.71% equity interest in LLC#3 in exchange for a promissory note including interest at the rate of 15% per annum with accrued and unpaid interest and principal due on August 11, 2017. During the term of the promissory note the Company has agreed to pay the holder 30% of the net revenues received from the sale of the oil from the Cole Creek properties, starting August 2016. The Company at September 30, 2016 owes $100,000 on the promissory note plus accrued interest of $2,055.

On April 25, 2016, LLC#3 borrowed $50,000 from a director of the Company, in exchange for a promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to March 31, 2016, with all other terms remaining in effect. The LLC#3 at September 30, 2016 owes $50,000 on the promissory note plus accrued interest of $2,597.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures in November 2016. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $121,103 on the line-of-credit at September 30, 2016.

Installment Notes

The Company during the year ended March 31, 2016, borrowed $34,374 from unrelated parties to finance their insurance policies. The unsecured notes are repaid during the year ended March at $3,437 per month including interest at the rate of 5.81% per annum. The notes were paid in full in September 2016.

Note 7 – Stockholders’ Equity

The Company’s capital stock at September 30, 2016 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

At September 30, 2016 and 2015, there are no shares of preferred stock issued and outstanding.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

Series A Preferred Shares

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

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $56,988 to the Series A Shares of preferred stock has been recorded during the six months ended September 30, 2016 in its statement of operations and cash flows. As the Company is in an accumulated deficit position, the deemed dividend of $56,988 has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

On August 18, 2016, the Board of Directors approved a conversion of the Series A Preferred Shares at a conversion price of $1.43, based upon the 5-day average. The 409,019 shares of Series A Preferred Shares were converted for 572,055 shares of common stock.

Common Shares

At September 30, 2016 and March 31, 2016, there are a total of 17,105,825 and 15,480,882 shares of common stock issued and outstanding, respectively.

During the six months ended September 30, 2016, the Company as part of a private placement sold 99,378 shares of its restricted common stock for $74,613 in cash and 378,510 shares for $567,164 in cash.

During the six months ended September 30, 2016, the Company issued 50,000 shares of common stock in connection with the cash exercise of options at an exercise price $0.10 per share.

During the six months ended September 30,2 016, the Company issued 50,000 shares of common stock in the connection with the exercise of an option as payment on outstanding debt of $2,000.

During the six months ended September 30,2016, the Company issued 572,055 shares of common stock in connection with the conversion of 409,019 shares of its Series A Preferred Shares at a price of $1.43 per share.

The Company in December 2014 entered into put agreements with the members of T-Rex Oil, LLC#1 (“T-Rex #1) whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock. In August 2016, the members exercised the put at $1.00 per share and a total of 425,000 shares of restricted common stock were issued.

Additional Paid-in Capital

During the six months ended September 30, 2016, as the Company is in an accumulated deficit position, the deemed dividend in the amount of $56,988 was charged against additional paid-in-capital as there being no retained earnings from which to declare a dividend.

During the six months ended September 30, 2016, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $207,200 of which $11,520 was expensed and $195,680 was capitalized. The Company also recognized $41,800 in equity compensation as part of the issuance of stock options to officers, directors and employees. See Note 8 – Equity Based Payments.

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

September 30, 2016

(Unaudited)

Warrant

During May 2016, the Company issued a warrant exercisable for 350,000 shares of the Company’s common stock in exchange for business development services pursuant to a Consulting Agreement. The warrant has a term of 3 years and an exercise price of $2.00 per share.

Using the Black-Scholes option-pricing model, the warrant was found to have a fair value of $207,200. Assumptions used in the pricing were:

Volatility	89.00%
Expected Warrant Term	1 year
Risk-free interest rate	.25%
Expected dividend yield	0.00%

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

During the six months ended September 30, 2016, the Company granted options exercisable for a total of 1,480,000 shares of restricted common stock to officers, directors and employees of the Company. The options are exercisable at a price based upon using a valuation of the Company’s common stock under 409A of the Internal Revenue Code and therefore management has determined that the exercise price is $.25 per share at the date of the grant. It is management’s intention to utilize an outside firm in the near future to otherwise perform an independent valuation of the Company’s common stock under 409A. The options have a life of 3 years. Options exercisable for 853,333 shares granted to employees and directors are fully vested at September 30, 2016 where options exercisable for 626,667 shares granted to officers, directors and employees have vesting rates over the remaining life of the options.

Using the Black-Scholes option-pricing model, the vested options at the date of grant have a fair value of $1,068,384. Significant assumptions used in the valuation are:

Volatility	89.00 – 99.00%
Expected Option Term	3 year
Risk-free interest rate	.57%
Expected dividend yield	0.00%

The Company is amortizing the vested options over a period of 3 years and therefore for the six and three months ended September 30, 2016, recognized an expense of $41,800 and $41,800, respectively.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

The following table summarizes the non-qualified stock option and warrant activity as of and for the six months ended September 30, 2016:

	Number of	Weighted
	Options/	Average
	Warrants	Exercise Price
Outstanding at
beginning of year
Options	1,127,750	$0.018
Warrants	1,351,877	$0.080

Granted
Options	1,812,500	$1.635
Warrants	325,000	$2.000

Exercised
Options	(525,000)	$0.900
Warrants	-	$-

Cancelled
Options	-	$-
Warrants	-	$-

Outstanding at September 30,
Options	2,415,250	$0.194
Warrants	1,676,877	$1.570

Exercisable at September 30,
Options	1,805,250	$0.175
Warrants	1,676,877	$1.570

Weighted average		Aggregate
remaining contractual		Intrinsic
life	Life	Value
Options	2.56	$5,618,180
Warrants	1.87	$1,640,671

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceed the amount paid for and the exercise price of the options and warrants issued and outstanding.

Note 9 – Commitments and Contingencies

Operating Lease

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. In addition, the Company leases an office space in Wyoming at the rate of $5,838 per month and the lease expires in June 2019. In addition, the Company leases a corporate apartment at a rate of $1,990 per month and the lease will expire May 2017. Total rent expense under these leases for the six months ended September 30, 2016 is $74,344.

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

3/31/2017	49,108
3/31/2018	83,111
3/31/2019	62,940
3/31/2020	15,735
$210,894

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

Employment Agreements

In August 2016, the Company entered into an Employment Agreement for services with its Chief Executive Officer, and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $265,000 and a monthly car allowance of $600. It also provides for an annual bonus as determined by the board of directors.

In August 2016, the Company entered into an Employment Agreement for services with its Vice President of Geology and director. The Employment Agreement has a term of has a term of 3 years and provides for an annual compensation of $195,000 and a monthly car allowance of $600. It also provides for an annual bonus as determined by the board of directors.

In August 2016, the Company’s subsidiary Terex Energy entered into an Employment Agreement for services with its Vice President of Operations and director. The Employment Agreement has a term of has a term of 3 years and provides for an annual compensation of $195,000 and a monthly car allowance of $600. It also provides for an annual bonus as determined by the board of directors

Consulting Agreement

The Company entered into a three-year agreement effective August 1, 2016 with a consultant to perform services at the base rate of $195,000 per year under certain terms and conditions including with an auto allowance of $600 per month.

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

As a result, the Company became the sole equity holder in LLC#1, a review of LLC#1’s operational status has lead management to take an immediate impairment on the value of the equity of $425,000 which has been expensed as an asset impairment charge.

T-Rex Oil LLC #3

The Company is the manager of T-Rex Oil LLC #3 that was formed in January 2016 for the purpose of acquiring and developing oil and gas leases known as the Cole Creek properties in Wyoming. T-Rex Oil LLC #3 is included as part of the consolidated financial statements as of and for the six months ended September 30, 2016. See Note 1 – Organization and History.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

September 30, 2016

(Unaudited)

Note 11 – Subsequent Events

Litigation

Debt Litigation

On October 26, 2016, a former officer and director of the Company filed suit with the District Court, City and County of Denver for payment of the $50,000 borrowed on January 14, 2016. The Company, in exchange for $50,000 issued a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder had the right at any time prior to payment of the promissory note to elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company, requested an extension of the due date of the promissory note. The Company at September 30, 2016 owes $50,000 on the promissory note plus accrued interest of $1,917.

BMO Holdings Litigation

On October 31, 2016, BMO Holding, LLC (“BMO Holding”) filed suit against the Company in the Supreme Court of the State of New York, New York County, alleging a breach of alleged contract resulting from certain business negotiations with the Company revolving around the purchase of oil and gas properties in Wyoming by an affiliated entity of BMO Holding. The suit seeks the fulfillment of the alleged contract and unspecified damages to be determined by jury.

We have not accrued any liability because the strength of our defenses and a range of possible loss, if any, cannot be determined at this early stage of the litigation. We intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

Nexfuels Warrant

On October 15, 2016, Nexfuels issued a warrant exercisable for 1,056,000 shares of the common stock of Nexfuels to the Company in return for accounting and staff services over a six-month period (“Nexfuels Warrant”). The Nexfuels Warrant has an exercise price of $1.25 per share and an expiration date of February 15, 2017. The Nexfuels Warrant is both assignable and transferable. The Company has valued the warrant at $45,000 or $7,500 per month for services.

Promissory Note and Stock Sale

On November 3, 2016, the Company in exchange for $300,000 cash issued a promissory note. The promissory note has an interest rate of 12% per annum and a due date of January 31, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of its restricted common stock and agreed to transfer to the holder 50,000 warrants from Nexfuels warrant held by the Company.

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

Nexfuels Spin-off

On July 11, 2016, Nexfuels, Inc. (“Nexfuels”), as a wholly-owned subsidiary of the Company in the State of Colorado. Nexfuels was created to develop the Company’s Carbon Dioxide Recovery Project. The Carbon Dioxide Recovery Project (“the Project”) is focused on the development of exhaust stack supplies of carbon dioxide for use in enhanced oil recovery. The project involves the development, build out and operation of a commercial scale carbon capture systems on existing coal fueled electric power plants in the United States, specifically in Wyoming.

The Company’s Board of Directors determined that to focus and better implement these strategies necessary to financing and build the Project, the Board of Directors approved the spin-off of Nexfuels in August 2016.

Shareholders of T-Rex, as of the Record Date of August 19, 2016, will receive one share of Nexfuels common stock for every two shares (2) of T-Rex common stock owned. The stock dividend will be based upon 17,097,622shares of T-Rex common stock that were issued and outstanding as of the Record Date.

As part of the spin-off of Nexfuels, the Company’s Chief Executive Officer and Chairman, Mr. Donald Walford and a director of the Company Mr. Sears were appointed to the Board of Directors of Nexfuels.

On August 19, 2016, the Company assigned to Nexfuels the following assets:

1.	The idea, concept and plan to capture and sell CO2 generated by the Dave Johnston power plant located in Converse County, Wyoming and/or any other power plants owned by PacifiCorp.

2.	The Memorandum of Understanding (“MOU”) by and between T-Rex and PacifiCorp Energy the owner/operator of the power plant.

3.	The existing contract by and between Sargent Lundy LLC to perform the feasibility study.

4.	Any and all other valid and subsisting contracts, agreement, and instruments, rights or other interest that the Company may have in the Project.

5.	All valid and subsisting easements, permits, licenses, servitudes, rights of way and other surface rights that directly relate to or are otherwise directly applicable to the Project.

An analysis of the items assigned to Nexfuels by the Company showed that the Company in accordance with its accounting policies had not capitalized none of the direct or indirect costs associated with the MOUs, the feasibility study or any of the other interests in the project. As such, the Company did not recognize a gain or loss in connection with the Nexfuels spin-off.

Nexfuels Warrant

On October 15, 2016, Nexfuels issued a warrant exercisable for 1,056,000 shares of the common stock of Nexfuels to the Company in return for accounting and staff services over a six-month period (“Nexfuels Warrant”). The Nexfuels Warrant has an exercise price of $1.25 per share and an expiration date of February 15, 2017. The Nexfuels Warrant is both assignable and transferable. The Company has valued the warrant at $45,000 or $7,500 per month for services.

Promissory Note and Stock Sale

On November 3, 2016, the Company in exchange for $300,000 cash issued a promissory note. The promissory note has an interest rate of 12% per annum and a due date of January 31, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of its restricted common stock and agreed to transfer to the holder 50,000 warrants from Nexfuels warrant held by the Company.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2016 and September 30, 2015

Overview. During the three months ended September 30, 2016, the Company recognized a net loss of $1,282,687 compared to a net loss of $830,476 for the three months ended September 30, 2015. The increase of $452,208 is primarily the result of an increase in oil sales offset by an increase in operational activities. Discussions of individually significant line items follow:

Revenues: During the three months ended September 30, 2016, the Company recognized revenues of $397,012 compared to $1124,183 during the three months ended September 30, 2015. Management expects to see continued increases in its production numbers as it begins to institute re-work plans during the year and from the Company’s purchase of outstanding working interests in these properties during April 2016.

Operating Expenses: During the three months ended September 30, 2016, the Company had an increase of $707,696 in total operating expenses as a result of the following:

An increase in costs of $179,998 related to its oil and gas operational activities as a result of its take over of the operations of the T-Rex Oil LLC#3 properties. General and administrative expenses increased by $336,323 primarily as a result of increases in staffing and costs associated with reporting requirements. Depletion, depreciation, amortization and accretion decreased by $272,870 and production taxes increased by $23,953. Amortization of $41,800 in connection with the issuance of 1,480,000 options to officers, directors and employees was also recognized during the three months ended September 30, 2016.

The Company is the manager of T-Rex Oil LLC #1 (“T-Rex #1”) that was formed during December 2014 for the purpose of drilling and producing oil and gas wells in western Nebraska. The Company in December 2014 entered into put agreements with the members of T-Rex #1 whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock.

In August 2016, the members exercised the put at $1.00 per share and a total of 425,000 shares of restricted common stock were issued. As a result, the Company became the sole equity holder in LLC#1, a review of LLC#1’s operational status has lead management to take an immediate impairment on the value of the equity of $425,000 which has been expensed as an asset impairment charge.

For the Six Months Ended September 30, 2016 and September 30, 2015

Overview. During the six months ended September 30, 2016, the Company recognized a net loss of $2,035,883 compared to a net loss of $1,490,698 for the six months ended September 30, 2015. The increase of $545,185 is primarily the result of an increase in oil sales offset by an increase in operational activities. Discussions of individually significant line items follow:

Revenues: During the six months ended September 30, 2016, the Company recognized revenues of $717,024 compared to $288,094 during the six months ended September 30, 2015. Management expects to see continued increases in its production numbers as it begins to institute re-work plans during the year and from the Company’s purchase of outstanding working interests in these properties during April 2016.

Operating Expenses: During the six months ended September 30, 2016, the Company had an increase of $968,290 in total operating expenses as a result of the following:

An increase in costs of $968,289 related to its oil and gas operational activities as a result of its take over of the operations of the T-Rex Oil LLC#3 properties. General and administrative expenses increased by $420,923 primarily as a result of increases in staffing and costs associated with reporting requirements. Depletion, depreciation, amortization and accretion decreased by $372,110 and production taxes increased by $60,746 and amortization of $41,800, in connection with the issuance of 1,480,000 options to officers, directors and employees.

During the six months ended September 30, 2016, the Company took a $425,000 asset impairment charge on the equity of T-Rex #1, as discussed above.

LIQUIDITY

We have incurred a net loss of $2,035,883 for the six months ended September 30, 2016 and have had a limited operating history.

During the six months ended September 30, 2016, the Company as part of a private placement sold 99,378 shares of its restricted common stock for $74,613 in cash and 378,510 shares for $567,164 in cash. During the six months ended September 30, 2016, the Company issued 50,000 shares or restricted common stock in connection with the cash exercise of $5,000 and 50,000 shares in connection with the exercise of an option as payment of debt of $2,000. Further, during the six months ended September 30, 2016, the Company issued 50,000 shares for services valued at $89,500 and $70,579 in equity compensation expense.

On November 3, 2016, the Company in exchange for $300,000 cash issued a promissory note. The promissory note has an interest rate of 12% per annum and a due date of January 31, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of its restricted common stock and agreed to transfer to the holder 50,000 warrants from Nexfuels warrant held by the Company.

The Company will need substantial additional capital to support its proposed future energy operations. While we recognize revenues from our oil operations, they are not sufficient to support operations. The Company has no committed source for any funds, but as of September 30, 2016, we have $151,390 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and we may never achieve sales sufficient to support our operations.

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

The Company used cash flows in operations of $926,296 during the six months ended September 30, 2016 that was adjusted by non-cash items including: depreciation, depletion, amortization and accretion of $93,470, equity based compensation of $28,778, common stock issued for services of $89,500 and an asset impairment of $425,000.

The Company used cash flows in investing activities of $268,498 during the six months ended September 30, 2016 that was primarily comprised of: additions to oil and gas properties of $268,498 and additions to other assets of $38.

The Company was provided cash flows from financing activities of $918,018 during the six months ended September 30, 2016 through $646,777 from the sale of restricted common stock, the cash exercise of options and the cash contribution of a director and shareholder of $200,000 and net proceeds from notes payable of $71,241.

Promissory Notes

The Company during the year ended March 31, 2016 paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. The Company at September 30, 2016 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $21,351 with the remaining three promissory notes being paid in full.

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

Secured Convertible Promissory Notes

On January 14, 2016, the Company borrowed $50,000 from a director and officer of the Company who resigned from the Company on September 14, 2016. The Company, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company, requested an extension of the due date of the promissory note. On October 2016, the holder of the promissory note filed suit against the Company for payment of the promissory note. The Company at September 30, 2016 owes $50,000 on the promissory note plus accrued interest of $1,779.

On January 14, 2016, the Company borrowed $50,000 from a then director, who is now an officer of the Company, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to December 31, 2016, with all other terms remaining in effect. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company at September 30, 2016 owes $50,000 on the promissory note plus accrued interest of $1,779.

On August 11, 2016, the Company borrowed $100,000 from a director of the Company, who owns the 85.71% equity interest in LLC#3 in exchange for a promissory note including interest at the rate of 15% per annum with accrued and unpaid interest and principal due on August 11, 2017. During the term of the promissory note the Company has agreed to pay the holder 30% of the net revenues received from the sale of the oil from the Cole Creek properties, starting August 2016. The Company at September 30, 2016 owes $100,000 on the promissory note plus accrued interest of $2,055.

On April 25, 2016, LLC#3 borrowed $50,000 from a director of the Company, in exchange for a promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to March 31, 2016, with all other terms remaining in effect. The LLC#3 at September 30, 2016 owes $50,000 on the promissory note plus accrued interest of $2,597.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. The line-of-credit matures in November 2016. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $121,103 on the line-of-credit at September 30, 2016.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Recompletions and re-works on existing wells, along with exploration activities will spur the need for additional financing and are likely to increase such needs.

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

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of September 30, 2016 and as determined in the fiscal year ended March 31, 2016, the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of September 30, 2016 was not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Debt Litigation

On October 26, 2016, a former officer and director of the Company filed suit with the District Court, City and County of Denver for payment of the $50,000 borrowed on January 14, 2016. The Company, in exchange for $50,000 issued a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder had the right at any time prior to payment of the promissory note to elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company, requested an extension of the due date of the promissory note. The Company at September 30, 2016 owes $50,000 on the promissory note plus accrued interest of $1,971.

BMO Holdings Litigation

On October 31, 2016, BMO Holding, LLC (“BMO Holding”) filed suit against the Company in the Supreme Court of the State of New York, New York County, alleging a breach of alleged contract resulting from certain business negotiations with the Company revolving around the purchase of oil and gas properties in Wyoming by an affiliated entity of BMO Holding. The suit seeks the fulfillment of the alleged contract and unspecified damages to be determined by jury.

We have not accrued any liability because of the strength of our defenses and a range of possible loss, if any, cannot be determined at this early stage of the litigation. We intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended March 31, 2016, which risk factors are incorporated herein by this reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of July 1, 2016 through August 31, 2016, the Company made the following issuances of its equity securities.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
June 2016 – Aug 2016	Common Shares	142,671	$214,006	Business Associates

July 2016	Common Shares	50,000	Services	Business Associates

July 2016	Common Shares	545,360	Conversion of Series A Preferred Shares	Series A Preferred Shareholders

August 2016	Common Shares	425,000	Conversion of T-Rex #1 Options	T-Rex #1 Equity Holders

August 2016	Common Shares	50,000	Option Exercise for Debt Payment	Business Associate

July 2016	Options	940,000	Services	Officers & Directors and Employees

August 2016	Options	540,000	Services	Officers, Director and Employees / Consultant

Exemption from Registration Claimed

(1)	The above issuances by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). The parties that purchased the unregistered securities was known to the Company and its management, through pre-existing business relationships and as a long standing business associate. The purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with their purchase. The purchasers of the unregistered securities acquired such security for investment and not with a view toward distribution, acknowledging such intent to the Company. The certificate or agreement representing such securities that was issued contained a restrictive legend, prohibiting further transfer of the certificate or agreement representing such security, without such security either being first registered or otherwise exempt from registration in any further resale or disposition.

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

T-REX OIL, INC.

Dated: November 21, 2016	By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer

	By:	/s/ Kristi J. Kampmann
Kristi J. Kampmann, Chief Accounting Officer

