Form 10-Q
period 2016-12-31
T-REX OIL, INC.
filed 2017-02-14
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes [X] No [  ]

As of February 10, 2017, T-Rex Oil, Inc. has 17,305,825 shares of $0.001 par value common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

T-Rex Oil, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2016	March 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$130,051	$428,204
Accounts receivable, trade	175,522	132,391
Prepaids	100,168	50,370
Total current assets	405,741	610,965
Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	11,754,817	11,368,626
Unproved	4,761,535	4,745,917
Other	404,514	404,514
Total property and equipment	16,920,866	16,519,057
Less accumulated depreciation, depletion, amortization and valuation allowance	14,722,114	14,621,873
Net property and equipment	2,198,752	1,897,184
Other assets
Deposits and other assets	569,797	275,658
Total other assets	569,797	275,658
Total assets	$3,174,290	$2,783,807
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,450,389	$758,832
Asset retirement obligations, current	176,587	176,587
Notes payable	1,171,401	783,210
Total current liabilities	2,798,377	1,718,629
Long-term liabilities
Asset retirement obligations, net of current	1,218,298	1,020,556
Total liabilities	4,016,675	2,739,185
Commitments and Contingencies	-	-
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred shares, $0.001 par value, 50,000,000 shares authorized; 0 and 409,019 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	-	409
Common shares, $0.001 par value, 275,000,000 shares authorized; 17,305,825 and 15,480,882 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	17,306	15,481
Additional paid in capital	29,017,385	26,785,705
Accumulated deficit	(29,877,076)	(26,756,973)
Stockholders' (deficit) equity	(842,385)	44,622
Total liabilities and stockholders' (deficit) equity	$3,174,290	$2,783,807

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues
Oil and gas sales	$300,015	$102,612	$1,020,403	$390,705
Total revenues	300,015	102,612	1,020,403	390,705

Operating expenses:
Lease operating expense	167,960	143,356	571,349	280,654
Production taxes	11,919	50,025	112,622	98,640
Forgiveness of debt	(24,502)	-	(24,502)	-
General and administrative expense	946,525	1,124,821	2,532,032	2,267,604
Asset impairment	-	-	425,000	-
Exploration expense	31,739	(18,842)	148,954	(59,464)
Depreciation, depletion, amortization and accretion	60,286	297,367	164,672	762,948
Total operating expenses	1,193,927	1,596,727	3,930,127	3,350,382

Loss from operations	(893,912)	(1,494,115)	(2,909,724)	(2,959,677)

Other income (expense)
Interest expense	(179,411)	(10,364)	(210,491)	(79,739)
Gain of disposition of asset	-	-	-	44,100
Interest income	19	74	112	211

Total other income (expense)	(179,392)	(10,290)	(210,379)	(35,428)

Loss before income taxes	(1,073,304)	(1,504,405)	(3,120,103)	(2,995,105)

Income taxes	-	-	-	-

Net loss	(1,073,304)	(1,504,405)	(3,120,103)	(2,995,105)

Deemed dividend for beneficial conversion feature of preferred stock	-	-	(56,988)	-

Net loss attributable to common shareholders	$(1,073,304)	$(1,504,405)	$(3,177,091)	$(2,995,105)

Net loss per common share	$(0.06)	$(0.09)	$(0.19)	$(0,19)
Basic and diluted

Weighted average number of common shares	17,142,510	15,942,466	16,449,206	15,702,037

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended December 31,
	2016		2015
OPERATING ACTIVITIES
Net loss attributable to common stockholders		$(3,120,103)	$(2,995,105)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, amortization and accretion		164,672	762,948
Gain on disposition of asset		-	(44,100)
Asset impairment		425,000	-
Issuance of shares and warrants for services		313,437	-
Issuance of shares with convertible promissory note		49,753	-
Equity based compensation		264,589	650,568
Gain on disposition of assets		(24,502)
Changes in:
Accounts receivable, trade		(43,131)	18,179
Prepaids		(661)	11,658
Accounts payable and accrued liabilities		691,557	(69,627)
Net cash (used in) operating activities		(1,279,389)	(1,665,479)
INVESTING ACTIVITIES
Additions to oil and gas properties		(268,498)	(171,192)
Additions to non oil and gas properties		-	(9,539)
Loans to affiliates, net of repayments		-	22,000
Proceeds from sale of mineral interest		-	30,000
Additions to other assets		(37)	39,188
Net cash (used in) investing activities		(268,535)	(89,599)
FINANCING ACTIVITIES
Sale of shares and exercise of options		659,277	1,922,500
Shareholder cash contribution		200,000	-
Repayment of notes payable		(35,506)	(444,173)
Proceeds from notes payable		426,000	-
Net cash provided by financing activities		1,249,771	1,478,327
NET CHANGE IN CASH		(298,153)	(276,751)
CASH, Beginning		428,204	636,542
CASH, Ending		$130,051	$359,791
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Issuance of shares for debt		$2,000	$20,000
Transfer of property for debt	$		$393,795
Subscription receivable		$-	$53,038
Beneficial conversion on feature of preferred stock		$56,988	$-
Deemed dividend for beneficial conversion feature of preferred stock		$(56,988)	$-
Beneficial conversion feature on convertible promissory note		$(39,278)	$-
Issuance of Shares with convertible promissory note		$49,752	$-
Interest paid		$65,114	$71,170
Income taxes paid		$-	$-

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity

(Unaudited)

	Preferred Shares		Common Shares		Additional		Total Stockholders’
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, April 1, 2016	409,019	$409	15,480,882	$15,481	$26,785,705	$(26,756,973)	$44,622
Sale of shares for cash at $0.75 per share	-	-	99,378	99	74,514	-	74,613
Sale of shares for cash at $1.50 per share	-	-	378,510	379	566,785	-	567,164
Shareholder cash contribution	-	-	-	-	200,000	-	200,000
Issuance of shares for property - exercise of options	-	-	425,000	425	424,575	-	425,000
Issuance of shares for services at $1.79 per share	-	-	50,000	50	89,450		89,500
Issuance of shares for exercise of options/warrants	-	-	225,000	225	19,275	-	19,500
Equity based compensation	-	-	-	-	207,200	-	207,200
Conversion of preferred shares for common shares	(409,019)	(409)	572,055	572	(163)	-	-
Beneficial conversion feature of preferred stock					56,988	-	56,988
Deemed dividend for preferred stock’s
beneficial conversion feature	-	-	-	-	(56,988)	-	(56,988)
Issuance of common shares in connection with convertible note	-	-	75,000	75	49,677	-	49,752
Beneficial conversion feature of convertible note	-	-	-	-	39,278	-	39,278
Issuance of warrants for services	-	-	-	-	296,500	-	296,500
Equity compensation	-	-	-	-	264,589		264,589
Net loss for the period	-	-	-	-	-	(3,120,103)	(3,120,103)
BALANCES, December 31, 2016	-	$-	17,305,825	$17,306	$29,017,385	$(29,877,076)	$(842,385)

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

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

The Company’s Board of Directors determined that to focus and better implement these strategies necessary to financing and build the Project, the Board of Directors approved the spin-off of Nexfuels in July 15, 2016.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

On August 19, 2016, the Company assigned to Nexfuels the following:

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated balance sheets at December 31, 2016 and 2015 and the consolidated statement of operations and cash flows for the nine months ended December 31, 2016 include the accounts of Terex Energy Corporation, T-Rex Oil, Inc., Western Interior Oil and Gas Corporation and T-Rex Oil LLC #3. All intercompany balances have been eliminated during consolidation.

The Company owns a 14.29% equity interest in T-Rex Oil, LLC #3, the remaining 85.71% is held by a former director and shareholder of the Company. The Company has identified T-Rex Oil LLC #3 as a Variable Interest Entity (VIE). We hold current rights that gives us the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance convened with provisions that give us the right to receive potentially significant benefits. As a result, we consolidate the accounts of T-Rex Oil, LLC #3, eliminating all intercompany balances during consolidation.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”), although such deposits are in excess of the insurance coverage. At December 31, 2016, the Company did not have cash deposits in excess of FDIC insured limits.

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

During the nine months ended December 31, 2016, we sold oil from our fields to two different purchasers, accounted for 55.01% of our sales, while the other accounted for 44.99%.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer’s creditworthiness or if actual defaults are higher than the historical experience, the management’s estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management’s assessment, there is no reserve recorded at December 31, 2016 and 2015.

Prepaid Expenses

Prepaid Expenses consisted of the following, at December 31, 2016:

Deposits	$57,501
Insurance	27,667
Retainers	15,000
$100,168

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $11,754,817 and $11,368,626 at December 31, 2016 and March 31, 2016, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the nine months ended December 31, 2016 and 2015, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $4,761,535 and $4,745,917 at December 31, 2016 and March 31, 2016, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress (“WIP”). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At December 31, 2016 and March 31, 2016, no capitalized development costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the nine months ended December 31, 2016 and 2015, the Company recorded depreciation, depletion and amortization expense on oil and gas properties in the amount of $142,551 and $709,844, respectively; $30,725 and $279,945 for the three months ended December 31, 2016 and 2015, respectively.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. There was no impairment to prove properties for the nine months ended December 31, 2016 and 2015, respectively.

During the nine months ended December 31, 2016, the Company instituted the first stages of its Recompletion Program, which has included geologic survey work, such seismic reinterpretations and environmental work. In December 31, 2016, the Company began it first recompletion work on an existing well bore. The Company has recognized an exploration expense of $ 148,954 and $(59,464) during the nine months ended December 31, 2016 and 2015, respectively as a result of these activities.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment for the nine months ended December 31, 2016 and 2015 was $29,282 and $29,197, respectively ($31,947 and $9,404 for the three months ended December 31, 2016 and 2015, respectively).

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

	For the Nine Months Ended
	December 31,
	2016	2015
ARO - beginning of period	$1,197,143	$459,294
Additions	133,311	-
Deletions	-	(15,190)
Accretion expense	64,431	23,906
	1,394,885	468,010

Less current portion	176,587	173,878
ARO - end of period	$1,218,298	$294,132

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

December 31, 2016

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

The Company’s deferred income taxes include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. As a result of this analysis, the deferred tax asset in the amount of $4,944,484has been fully reserved at December 31, 2016.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2016, there were no uncertain tax positions that required accrual.

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

December 31, 2016

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

The treasury stock method is used to measure the dilutive impact of stock options and warrants. The following table details the weighted-average dilutive and anti-dilutive securities related to stock options and warrants for the periods presented:

	For the Nine months Ended
	December 31,
	2016	2015
Dilutive	-	-
Anti Dilutive	3,942,300	1,878,088

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 9 – Equity Based Payments.

Major Customers

During the nine months ended December 31, 2016 and 2015, we sold oil from our fields to two different purchasers, Rocky Mountain Crude Oil accounted for 55.01% of our purchasers, while Sinclair Oil accounted for 44.99%.

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. In July 2016, the Series A shares were converted into shares of the Company’s common stock. The offsetting amount was amortized to over the period from the issue date to the first conversion date or 9 months. As a result of the conversion, the Company has amortized the full amount of the deemed dividend recognizing, $56,988 during the nine months ended December 31, 2016 and $69,829 during the year ended March 31, 2015. As the Company is in an accumulated deficit position, the deemed dividend of has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through December 31, 2016, the Company has not been involved in any unconsolidated SPE transactions.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ASU 2015-17”). ASU 2015-17 is part of the FASB’s initiative to reduce the complexity in accounting standards. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. The amendments in this ASU simplify current guidance in ASC 740-10-45-4 that requires separate presentation of deferred tax assets and liabilities as current and non-current in a classified balance sheet based on the classification of the related asset or liability. ASU 2015-17 is effective for public companies for annual periods beginning after December 15, 2017 and interim periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this ASU as of March 31, 2016. The adoption of this ASU did not have a material impact on our consolidated balance sheets as of December 31, 2016 and 2015.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning April 1, 2017 and early adoption is permitted. The Company is currently evaluating the effect that the adoption will have on the Company’s Consolidated Financial Statements.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

There were other accounting standards and interpretations issued during the nine months ended December 31, 2016 none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the nine months ended December 31, 2016 and 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $3,120,103 and $2,995,105 for the nine months ended December 31, 2016 and 2015 ($1,073,304 and $1,504,405 for the three months ended December 31, 2016 and 2015, respectively), respectively, and an accumulated deficit of $29,877,076 as of December 31, 2016. At December 31, 2016, the Company had a working capital deficit of $(2,392,636).

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

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at December 31, 2016 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets	$-	$-	$-
Oil and gas properties	$-	$930,238	$-	$930,238

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

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

The Company in December 2014 entered into put agreements with the members of T-Rex #1 whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock. In August 2016, the members exercised the put at $1.00 per share and a total of 425,000 shares of restricted common stock were issued. As a result, the Company became the sole equity holder in LLC#1, a review of LLC#1’s operational status has lead management to take an immediate impairment on the value of the equity of $425,000 which has been expensed as an asset impairment charge at December 31, 2016.

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at December 31, 2016 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties	$-	$22,632	$-	$22,632

Fair value in the initial recognition of other equipment is determined based on the quoted fair value of the vehicle using inputs from valuation techniques used by industry participants. Accordingly, the fair value is based on observable pricing inputs and is considered a Level 2 value measurement. During the nine months ended December 31, 2016 and 2015 there was no impairment.

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

December 31, 2016

(Unaudited)

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

Note 6- Nexfuels Warrant

On October 15, 2016, Nexfuels issued a warrant exercisable for 1,056,000 shares of the common stock of Nexfuels to the Company in return for staff services and office space over a six-month period (“Nexfuels Warrant”). The Nexfuels Warrant has an exercise price of $1.25 per share and an expiration date of February 15, 2017. The Nexfuels Warrant is both assignable and transferable.

The Company has valued the warrant at $45,000 or $7,500 per month. In November 2016, the Company assigned 50,000 warrants to a third party as part of the issuance of a $300,000 convertible promissory note. At December 31, 2016, the Company holds 1,006,000 in warrants of Nexfuels valued at $43,513.

Note 7 – Debt

Promissory Notes

The Company during the year ended March 31, 2016 paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. The Company at December 31, 2016 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $25,659 with the remaining three promissory notes being paid in full.

On August 1, 2015, the Company, relative to the repurchase by the Company on March 31, 2015 of the remaining 14,368 shares of Western Interior common stock entered in to an agreement with the note holder to settle the amount owed under the promissory note. As such, the parties agreed the amount owed on such promissory note by the Company would be reduced from $768,715 to $393,795 and the difference of $374,920 be considered a reduction in the purchase price by the Company of the 14,368 shares of Western Interior common stock. In addition, the $393,795 was paid in full effective August 1, 2015 by the transfer to the note holder of certain oil and gas properties owned by Western Interior which resulted in the Company reporting a gain on disposal of assets in the amount of $44,100.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

Convertible Promissory Note

On November 3, 2016, the Company in exchange for $300,000 cash issued a convertible promissory note. The promissory note has an interest rate of 12% per annum and a due date of January 31, 2017, which has been extended to May 1, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of its restricted common stock and agreed to transfer to the holder 50,000 warrants from Nexfuels warrant held by the Company. At December 31, 2016, the Company has recognized accrued interest of $5,720.

Pursuant to ASC 470-20, the Company recognized the difference from the conversion price of the $0.80 per share from the market price on the date of issuance of $0.95 per share (the difference between the fair value per share of its common stock and the conversion price) multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $56,250 was recorded as additional paid-in-capital. In addition to the Beneficial Conversion Feature, the 75,000 shares of restricted common stock were valued at $71, 250 and the Nexfuels warrant was valued at $2,128. The Company has recognized a total expense of $90,516 in connection with the discount of the note.

Secured Convertible Promissory Notes

On January 14, 2016, the Company borrowed $50,000 from a director and officer of the Company who resigned from the Company on September 14, 2016. The Company, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company, requested an extension of the due date of the promissory note. On October 2016, the holder of the promissory note filed suit against the Company for payment of the promissory note (See Note 11). The Company at December 31, 2016 owes $50,000 on the promissory note plus accrued interest of $2,788.

On January 14, 2016, the Company borrowed $50,000 from a then director, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to December 31, 2016, with all other terms remaining in effect. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company at December 31, 2016 owes $50,000 on the promissory note plus accrued interest of $2,410.

On August 11, 2016, the Company borrowed $100,000 from a former director of the Company, who owns the 85.71% equity interest in LLC#3 in exchange for a promissory note including interest at the rate of 15% per annum with accrued and unpaid interest and principal due on August 11, 2017. During the term of the promissory note the Company has agreed to pay the holder 30% of the net revenues received from the sale of the oil from the Cole Creek properties, starting August 2016. The Company at December 31, 2016 owes $100,000 on the promissory note plus accrued interest of $5,836.

On April 25, 2016, LLC#3 borrowed $50,000 from a director of the Company, in exchange for a promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to March 31, 2016, with all other terms remaining in effect. The LLC#3 at December 31, 2016 owes $50,000 on the promissory note plus accrued interest of $4,110.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. Annual interest is at prime plus 2.50% with a floor of 7%). The line-of-credit had a maturity of date of November 30, 2016. The Company owes $106,103 on the line-of-credit at December 31, 2016, and is in default.

Installment Notes

The Company during the year ended March 31, 2016, borrowed $34,374 from unrelated parties to finance their insurance policies. The unsecured notes are repaid during the year ended March at $3,437 per month including interest at the rate of 5.81% per annum. The notes were paid in full in September 2016.

In December 2016, the Company borrowed $26,000 from an unrelated party to finance their insurance policy. The unsecured notes are to be repaid month during the year at a rate of 8.29%.

Note 8 – Stockholders’ Equity

The Company’s capital stock at December 31, 2016 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

At December 31, 2016 and 2015, there are no shares of preferred stock issued and outstanding.

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

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $56,988 to the Series A Shares of preferred stock has been recorded during the nine months ended December 31, 2016 in its statement of operations and cash flows. As the Company is in an accumulated deficit position, the deemed dividend of $56,988 has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

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

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 has been recorded as additional paid-in-capital for common shares. In July 2016, the Series A shares were converted into shares of the Company’s common stock. The offsetting amount was amortized to over the period from the issue date to the first conversion date or 9 months. As a result of the conversion, the Company has amortized the full amount of the deemed dividend recognizing, $56,988 during the nine months ended December 31, 2016 and $69,829 during the year ended March 31, 2015. As the Company is in an accumulated deficit position, the deemed dividend of has been charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

Common Shares

At December 31, 2016 and March 31, 2016, there are a total of 17,305,825 and 15,480,882 shares of common stock issued and outstanding, respectively.

During the nine months ended December 31, 2016, the Company as part of a private placement sold 99,378 shares of its restricted common stock for $74,613 in cash and 378,510 shares for $567,164 in cash.

During the nine months ended December 31, 2016, the Company issued 175,000 shares of common stock in connection with the cash exercise of warrants at an exercise price $0.10 per share.

During the nine months ended December 31, 2016, the Company issued 50,000 shares of common stock in the connection with the exercise of an option as payment on outstanding debt of $2,000.

During the nine months ended December 31, 2016, the Company issued 572,055 shares of common stock in connection with the conversion of 409,019 shares of its Series A Preferred Shares at a price of $1.43 per share. As a result of the conversion, the remaining deemed dividend on our Series A Preferred Shares in the amount of $56,988 was charged against additional paid- in-capital as there being no retained earnings from which to declare a dividend.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

During the nine months ended December 31, 2016, the Company issued 75,000 shares of restricted common stock in connection with the issuance of a $300,000 Convertible Promissory Note. The shares were valued at $71,250 or $0.95 per share.

Additional Paid-in Capital

During the nine months ended December 31, 2016, as the Company is in an accumulated deficit position, the remaining deemed dividend on our Series A Preferred Shares in the amount of $56,988 was charged against additional paid-in-capital as there being no retained earnings from which to declare a dividend.

During the nine months ended December 31, 2016, the Company realized additional paid in capital relative to the fair value of equity based payments in the total amount of $503,700 of which $223,937 was expensed and $279,762 was capitalized. The $279,762 is the valuation of warrants issued for payment in full for services as part of agreements with a term of one year and the Company will amortize the value of the warrants over the term of the life of the agreements. See – Note 9 Equity Based Payments.

The Company also recognized $264,589 in equity compensation as part of the issuance of stock options to officers, directors and employees. See Note 9 – Equity Based Payments.

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

December 31, 2016

(Unaudited)

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

During the nine months ended December 31, 2016, the Company granted options exercisable for a total of 1,480,000 shares of restricted common stock to officers, directors and employees of the Company. The options are exercisable at a price based upon using a valuation of the Company’s common stock under 409A of the Internal Revenue Code and therefore management has estimated the exercise price to be $.25 per share at the date of the grant, based upon and internal review of the 409A criteria. It was management’s intention to utilize an outside firm in the near future to otherwise perform an independent valuation of the Company’s common stock under 409A and to adjust the price as necessary. The options have a life of 3 years. Options exercisable for 540,000 shares granted to employees and directors are fully vested at December 31, 2016 where options exercisable for 940,000 shares granted to officers, directors and employees have vesting rates over the remaining life of the options.

Using the Black-Scholes option-pricing model, the vested options at the date of grant have a fair value of $211,337. Significant assumptions used in the valuation are:

Volatility	89.00 – 99.00%
Expected Option Term	3 year
Risk-free interest rate	.57%
Expected dividend yield	0.00%

The Company is amortizing the fully vested options and the vested options over a period of 3 years and therefore for the nine and three months ended December 31, 2016, recognized an expense of $264,589 and $222,788, respectively.

Subsequent to the quarter ended December 31, 2016, the Company determined that it would be unable to get a valuation under 409A within the allotted timeframe, so options exercisable for 1,480,000 shares were cancelled. During January 2017, the Company issued new options to these individuals with the exercise price set at the current market price of $0.62 per share on the grant date. The Company intends to recognize the expenses in connection with the issuance during the 4th fiscal quarter.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

Warrants

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

As the warrant was issued for services to be rendered under a 3 year Consulting Agreement and the Company was amortizing over the period of the agreement. In December 31, 2016, the Consulting Agreement was cancelled at that time the Company recognized the remaining $165,054 as consulting expense.

During December 2016, the Company issued warrants exercisable for 500,000 shares of the Company’s common stock in exchange for business development services pursuant to Consulting Agreements. The warrants have terms of 3 years and an exercise price of $0.55 per share.

Using the Black-Scholes option-pricing model, the warrants were found to have a fair value of $296,500. Assumptions used in the pricing were:

Volatility	100.00%
Expected Warrant Term	1 year
Risk-free interest rate	.85%
Expected dividend yield	0.00%

As the warrants were issued for services to be rendered under a 1 year Consulting Agreement, the Company is amortizing them over a 1 year period and has recognized $16,737 in equity compensation for the three months ended December 31, 2016.

The following table summarizes the non-qualified stock option and warrant activity as of and for the nine months ended December 31, 2016:

	Number of	Weighted
	Options/	Average
	Warrants	Exercise Price
Outstanding at
beginning of year
Options	1,127,750	$0.018
Warrants	1,351,877	$0.080

Granted
Options	1,812,500	$0.25
Warrants	850,000	$0.871

Exercised
Options	(225,000)	$0.100
Warrants	-	$-

Cancelled
Options	-	$-
Warrants		$-

Outstanding at December 31,
Options	2,290,250	$0.80
Warrants	2,201,877	$1.23

Exercisable at December 31,
Options	1,663,583	$0.21
Warrants	2,201,877	$1.34

Weighted average		Aggregate
remaining contractual		Intrinsic
life	Life	Value
Options	2.63	$5,300,680
Warrants	2.67	$2,638,671

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceed the amount paid for and the exercise price of the options and warrants issued and outstanding.

Note 10 – Commitments and Contingencies

Operating Lease

The Company leases an office space in Colorado at the rate of $4,572 per month and the lease expires in August 2017. In addition, the Company leases an office space in Wyoming at the rate of $5,838 per month and the lease expires in June 2019. In addition, the Company leases a corporate apartment at a rate of $1,990 per month and the lease was terminated in January 2017. Total rent expense under these leases for the nine months ended December 31, 2016 is $111,600.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

The following is a schedule of minimum future rental annual payments under the operating lease for the stated fiscal year ends:

3/31/2017	49,108
3/31/2018	83,111
3/31/2019	62,940
3/31/2020	15,735
$210,894

Employment Agreements

In August 2016, the Company entered in to an Employment Agreement for services with its Chief Executive Officer, and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $265,000 and a monthly car allowance of $600. It also provides for an annual bonus as determined by the board of directors.

In August 2016, the Company entered in to an Employment Agreement for services with its Vice President of Geology and director. The Employment Agreement has a term of has a term of 3 years and provides for an annual compensation of $195,000 and a monthly car allowance of $600. It also provides for an annual bonus as determined by the board of directors.

In August 2016, the Company’s subsidiary Terex Energy entered in to an Employment Agreement for services with its Vice President of Operations and director. The Employment Agreement has a term of has a term of 3 years and provides for an annual compensation of $195,000 and a monthly car allowance of $600. It also provides for an annual bonus as determined by the board of directors

Consulting Agreement

The Company entered in to a three-year agreement effective August 1, 2016 with a consultant to perform services at the base rate of $195,000 per year under certain terms and conditions including with an auto allowance of $600 per month.

Farmout Agreement

On June 25, 2015, the Company entered into a Farmout Agreement with Red Hawk Oil Exploration, Inc., an entity in which a then officer and director was an officer of, to drill 3 new wells in the Shannon Formation of the Cole Creek Unit in Natrona and Converse Counties, Wyoming. The farmout has a provision that within 6 months of the farmout, drilling locations would be identified and Applications for Permit and Drill (APDs) for 3 wells filed. The farmout further provided for the new drills to commence within 24 months.

In January 2016, the Company entered into a new Farmout Agreement with Red Hawk with essentially the same terms which require the commencement of drilling by January 2018.  Subsequently, our former Executive Vice President, who was also a principal with Red Hawk, advised that we should wait to file the APD’s until we had the benefit of the reprocessed seismic data.   In December 2016, the Company filed 3 APD’s with the State of Wyoming as a part of the process to secure the permits required to drill.

Litigation

Debt Litigation

On October 26, 2016, a former officer and director of the Company filed suit with the District Court, City and County of Denver for payment of the $50,000 borrowed on January 14, 2016. The Company, in exchange for $50,000 issued a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder had the right at any time prior to payment of the promissory note to elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company, requested an extension of the due date of the promissory note. The Company at December 31, 2016 owes $50,000 on the promissory note plus accrued interest of $2,788. The Company has accounted for both the note and continues to accrue interest on the note pursuant to the terms of the note.

The Company has filed a counterclaim in the suit.

BMO Holdings Litigation

On October 31, 2016, BMO Holding, LLC (“BMO Holding”) filed suit against the Company in the Supreme Court of the State of New York, New York County, alleging a breach of alleged contract resulting from certain business negotiations with the Company revolving around the purchase of oil and gas properties in Wyoming by an affiliated entity of BMO Holding. The suit seeks the fulfillment of the alleged contract and unspecified damages to be determined by jury. At the time of this filing, the Company has filed a Motion to Dismiss due to a lack of jurisdiction and failure to state a claim.

We have not accrued any liability because the range of possible loss, if any, cannot be determined at this early stage of the litigation. We intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

T-REX OIL, INC. AND SUBSIDIARIES

Notes To The Consolidated Financial Statements

December 31, 2016

(Unaudited)

Note 11 – Related Party Transactions

T-Rex Oil LLC #1

The Company is the manager of T-Rex Oil LLC #1 that was formed during December 2014 for purposes of drilling and producing oil and gas wells. During the year ended March 31, 2015, the Company loaned the LLC $50,000 and at March 31, 2016 and 2015, the Company is owed $0 and $50,000, respectively.

The Company in December 2014 entered in to put agreements with the members of T-Rex #1 whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock.

In August 2016, the members exercised the put at $1.00 per share and a total of 425,000 shares of restricted common stock were issued.

As a result, the Company became the sole equity holder in LLC#1, a review of LLC#1’s operational status has lead management to take an immediate impairment on the value of the equity of $425,000 which has been expensed as an asset impairment charge. The Company, as part of the dissolution of LLC#1, has forgiven $24,502 of intercompany debt.

T-Rex Oil LLC #3

The Company is the manager of T-Rex Oil LLC #3 that was formed in January 2016 for the purpose of acquiring and developing oil and gas leases known as the Cole Creek properties in Wyoming. T-Rex Oil LLC #3 is included as part of the consolidated financial statements as of and for the nine months ended December 31, 2016. See Note 1 – Organization and History.

Note 12 – Subsequent Events

Option Cancellation and Issuance

Subsequent to the quarter ended December 31, 2016, the Company determined that it would be unable to get a valuation under 409A within the allotted timeframe, so options exercisable for 1,480,000 shares were cancelled. During January 2017, the Company issued new options to these individuals with the exercise price set at the current market price of $0.62 per share on the grant date. The Company intends to recognize the expenses in connection with the issuance during the 4th fiscal quarter.

The Company has evaluated events up to the filing date of these interim financial statements and determined that no subsequent event activity required disclosure.

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

In December 2016, we started our recompletion program in its Cole Creek Field, in the Powder River Basin, Wyoming. The recompletion program encompasses the identification of additional production from formations in existing well bores and then gaining such production through re-work methods. We performed re-work on the first of such well bores, moving from the Second Frontier Formation to the First Frontier Formation. The Company is awaiting final results of pumping efforts.

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

The Company’s Board of Directors determined that to focus and better implement these strategies necessary to financing and build the Project, the Board of Directors approved the spin-off of Nexfuels in July 15, 2016.

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

On August 19, 2016, the Company assigned to Nexfuels the following:

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

In November 2016, the Company assigned 50,000 warrants to a third party as part of the issuance of a $300,000 convertible promissory note. At December 31, 2016, the Company holds 1,006,000 in warrants of Nexfuels valued at $43,513.

Promissory Note and Stock Sale

On November 3, 2016, the Company in exchange for $300,000 cash issued a convertible promissory note. The promissory note has an interest rate of 12% per annum and a due date of January 31, 2017, which has been extended to May 1, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of its restricted common stock and agreed to transfer to the holder 50,000 warrants from Nexfuels warrant held by the Company. At December 31, 2016, the Company has recognized accrued interest of $5,720.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2016 and December 31, 2015

Overview. During the three months ended December 31, 2016, the Company recognized a net loss of $1,073,304 compared to a net loss of $1,504,405 for the three months ended December 31, 2015. The decrease of $431,101 is primarily the result of an increase in oil sales, resulting from an increase in production and price and a decrease in general and administrative expenses and an increase in other income and expense. Discussions of individually significant line items follow:

Revenues: During the three months ended December 31, 2016, the Company recognized revenues of $300,015 compared to $102,612 during the three months ended December 31, 2015. Management expects to see continued increases in its production numbers as it begins to institute re-work plans during the year and from the Company’s purchase of outstanding working interests in these properties during April 2016.

Operating Expenses: During the three months ended December 31, 2016, the Company had a decrease of $402,800 in total operating expenses as a result of the following:

General and administrative expenses decreased by $178,296 primarily as a result of increases in staffing and costs associated with reporting requirements. Depletion, depreciation, amortization and accretion decreased by $237,081 and production taxes decreased by $38,106. Amortization of $89,032 in connection with the issuance of 1,480,000 options to officers, directors and employees was also recognized during the three months ended December 31, 2016.

Other Income (Expense): The Company recorded interest expense of $179,411 for the three months ended December 31, 2016 compared to $10,364 for the three months ended December 31, 2015. This increase of $169,047 was primarily due to the recognition of $90,516 discount to the issuance of a $300,000 convertible promissory note. The $300,000 convertible promissory note had the following associated costs allocated to it a beneficial conversion feature of $39,278 was recorded as additional paid-in-capital. In addition to the Beneficial Conversion Feature, 75,000 shares of restricted common stock were valued at $71, 250, but allocated $49,752 to the note and the Nexfuels warrant was valued at $1,486.

For the Nine Months Ended December 31, 2016 and December 31, 2015

Overview. During the nine months ended December 31, 2016, the Company recognized a net loss of $3,120,103 compared to a net loss of $2,995,105 for the nine months ended December 31, 2015. The decrease of $124,998 is primarily the result of an increase in oil sales offset by an decrease in operational activities. Discussions of individually significant line items follow:

Revenues: During the nine months ended December 31, 2016, the Company recognized revenues of $1,020,403 compared to $390,705 during the nine months ended December 31, 2015. Increases were a result of increases in production and pricing during the quarter ended December 31, 2016. Management expects to see continued increases in its production numbers as it begins to institute re-work plans during the year.

Operating Expenses: During the nine months ended December 31, 2016, the Company had an increase of $579,745 in total operating expenses as a result of the following:

An increase in costs of $968,289 related to its oil and gas operational activities as a result of its take over of the operations of the T-Rex Oil LLC#3 properties. General and administrative expenses increased by $264,428 primarily as a result of increases in staffing and costs associated with reporting requirements. Depletion, depreciation, amortization and accretion decreased by $598,276 and production taxes increased by $13,982 and amortization of $130,832, in connection with the issuance of 1,480,000 options to officers, directors and employees.

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

Other Income (Expense): The Company recorded interest expense of $210,491 for the nine months ended December 31, 2016 compared to $79,739 for the nine months ended December 31, 2015. This increase of $130,752 was primarily due to the recognition of $90,516 discount to the issuance of a $300,000 convertible promissory note, discussed previously.

LIQUIDITY

We have incurred a net loss of $3,120,103 for the nine months ended December 31, 2016 and have had a limited operating history.

During the nine months ended December 31, 2016, the Company as part of a private placement sold 99,378 shares of its restricted common stock for $74,613 in cash and 378,510 shares for $567,164 in cash. During the nine months ended December 31, 2016, the Company issued 175,000 shares or restricted common stock in connection with the cash exercise of $17,500 and 50,000 shares in connection with the exercise of an option as payment of debt of $2,000. Further, during the nine months ended December 31, 2016, the Company issued shares and warrants for services valued at $313,437.

On November 3, 2016, the Company in exchange for $300,000 cash issued a convertible promissory note. The convertible promissory note has an interest rate of 12% per annum and a due date of January 31, 2017, which has been extended to May 1, 2017. The $300,000 convertible promissory note is discussed in further detail below.

The Company will need substantial additional capital to support its proposed future energy operations. While we recognize revenues from our oil operations, they are not sufficient to support operations. The Company has no committed source for any funds, but as of December 31, 2016, we have $130,051 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and we may never achieve sales sufficient to support our operations.

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

The Company used cash flows in operations of $1,279,389 during the nine months ended December 31, 2016 that was adjusted by non-cash items including: depreciation, depletion, amortization and accretion of $164,672, equity based compensation of $264,589, common stock and warrants issued for services of $313,437, issuance of shares with convertible promissory note of $49,753, gain on forgiveness of debt of $24,502 and an asset impairment of $425,000.

The Company used cash flows in investing activities of $268,535 during the nine months ended December 31, 2016 that was primarily comprised of: additions to oil and gas properties of $268,498 and additions to other assets of $37.

The Company was provided cash flows from financing activities of $1,249,771 during the nine months ended December 31, 2016 through $659,277 from the sale of restricted common stock, the cash exercise of options and the cash contribution of a director and shareholder of $200,000 and net proceeds from notes payable of $390,494.

Promissory Notes

The Company during the year ended March 31, 2016 paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. The Company at December 31, 2016 owes a balance in the amount of $488,298 on one of the promissory notes plus accrued interest of $25,659 with the remaining three promissory notes being paid in full.

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

$300,000 Convertible Promissory Note

On November 3, 2016, the Company in exchange for $300,000 cash issued a convertible promissory note. The promissory note has an interest rate of 12% per annum and a due date of January 31, 2017, which has been extended to May 1, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of its restricted common stock and agreed to transfer to the holder 50,000 warrants from Nexfuels warrant held by the Company. At December 31, 2016, the Company has recognized accrued interest of $5,720.

Pursuant to ASC 470-20, the Company recognized the difference from the conversion price of the $0.80 per share from the market price on the date of issuance of $0.95 per share (the difference between the fair value per share of its common stock and the conversion price) multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $56,250 was recorded as additional paid-in-capital. In addition to the Beneficial Conversion Feature, the 75,000 shares of restricted common stock were valued at $71, 250 and the Nexfuels warrant was valued at $2,128. The Company has recognized a total expense of $90,516 in connection with the discount of the note.

Secured Convertible Promissory Notes

On January 14, 2016, the Company borrowed $50,000 from a director and officer of the Company who resigned from the Company on September 14, 2016. The Company, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company, requested an extension of the due date of the promissory note. On October 2016, the holder of the promissory note filed suit against the Company for payment of the promissory note (See Note 11). The Company at December 31, 2016 owes $50,000 on the promissory note plus accrued interest of $2,788.

On January 14, 2016, the Company borrowed $50,000 from a then director, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to December 31, 2016, with all other terms remaining in effect. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company at December 31, 2016 owes $50,000 on the promissory note plus accrued interest of $2,410.

On August 11, 2016, the Company borrowed $100,000 from a former director of the Company, who owns the 85.71% equity interest in LLC#3 in exchange for a promissory note including interest at the rate of 15% per annum with accrued and unpaid interest and principal due on August 11, 2017. During the term of the promissory note the Company has agreed to pay the holder 30% of the net revenues received from the sale of the oil from the Cole Creek properties, starting August 2016. The Company at December 31, 2016 owes $100,000 on the promissory note plus accrued interest of $5,836.

On April 25, 2016, LLC#3 borrowed $50,000 from a director of the Company, in exchange for a promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to March 31, 2016, with all other terms remaining in effect. The LLC#3 at December 31, 2016 owes $50,000 on the promissory note plus accrued interest of $4,110.

Line-of-Credit

The Company has a line-of-credit with a bank in the amount of $350,000 collateralized by certain oil and gas properties of the Company. Annual interest is at prime plus 2.50% with a floor of 7%). The Company owes $106,103 on the line-of-credit at December 31, 2016.

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

Item 4. Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of December 31, 2016, that our disclosure controls and procedures were not effective.

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of December 31, 2016 and as determined in the fiscal year ended March 31, 2016, the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of December 31, 2016 was not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Debt Litigation

On October 26, 2016, a former officer and director of the Company filed suit with the District Court, City and County of Denver for payment of the $50,000 borrowed on January 14, 2016. The Company, in exchange for $50,000 issued a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder had the right at any time prior to payment of the promissory note to elect to convert all or any portion of the promissory notes, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. The Company, requested an extension of the due date of the promissory note. The Company at December 31, 2016 owes $50,000 on the promissory note plus accrued interest of $2,788. The Company has accounted for both the note and continues to accrue interest on the note pursuant to the terms of the note.

The Company has filed a counterclaim in the suit.

BMO Holdings Litigation

On October 31, 2016, BMO Holding, LLC (“BMO Holding”) filed suit against the Company in the Supreme Court of the State of New York, New York County, alleging a breach of alleged contract resulting from certain business negotiations with the Company revolving around the purchase of oil and gas properties in Wyoming by an affiliated entity of BMO Holding. The suit seeks the fulfillment of the alleged contract and unspecified damages to be determined by jury. At the time of this filing, the Company has filed a Motion to Dismiss due to a lack of jurisdiction and failure to state a claim.

We have not accrued any liability because of the range of possible loss, if any, cannot be determined at this early stage of the litigation. We intend to defend this lawsuit vigorously, but the outcome of this matter is inherently uncertain and may have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended March 31, 2016, which risk factors are incorporated herein by this reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of October 1, 2016 through December 31, 2016, the Company made the following issuances of its equity securities.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

November 2016	Convertible Promissory Note	0	$300,000	Business Associate

November 2016	Common Shares	75,000	$300,000 Convertible Promissory Note	Business Associate

December 2016	Warrants	500,000	Services	Business Associates

December 2016	Common Shares	125,000	Exercise of Warrant	Business Associate

Exemption from Registration Claimed

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

T-REX OIL, INC.

Dated: February 14, 2017	By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer

	By:	/s/ Kristi J. Kampmann
Kristi J. Kampmann, Chief Accounting Officer

