Form 10-Q/A
period 2016-12-31
T-REX OIL, INC.
filed 2017-04-19
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

Or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-51425

T-REX OIL, INC.

(Exact name of registrant as specified in its charter)

Colorado	98-0422451
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

520 Zang Street, Suite 250, Broomfield, CO 80021
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
720-502-4483

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

EXPLANATORY NOTE

T-Rex Oil, Inc. (the “Company”) is filing this amendment to its Quarterly report on Form 10-, filed with the Securities and Exchange Commission on February 14, 2017 for the purpose of correcting the cover page of the document to indicate that the Company has complied with Rule 405 of Regulation S-T.

All of other information in this filing speaks as of the original date of the filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REX OIL, INC.
Dated: April 19, 2017
	By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer
(Principal Executive Officer & Principal Accounting Officer)