Form 10-K
period 2017-03-31
T-REX OIL, INC.
filed 2019-12-04
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-51425

T-REX OIL, INC.

(Exact name of registrant as specified in its charter)

Colorado	98-0422451
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

520 Zang Street, Suite 209, Broomfield, CO 80021

(Address of principal executive offices) (Zip Code)

(720) 502-4483

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes [X] No [  ]

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

Large accelerated filer	/__/	Accelerated filer	/__/
Non-accelerated filer	/__/	Smaller reporting company	/X/
		Emerging growth company	/__/

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Not Applicable

Yes [  ] No [ ]

On March 31, 2017, 13,341,467 shares of common stock were held by non-affiliates and had a value of $13,608,297 based on the average closing price of $1.02.

There were 17,697,621 shares issued and outstanding of the registrant’s Common Stock as of March 31, 2017.

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

NOTE: This report is as of March 31, 2017. Subsequent to such date, due to the depressed oil prices, the business of the Company has been determined to be unsustainable due to lack of capital, and the Company is liquidating its assets and seeking a new business.

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

On July 11, 2016, Nexfuels, Inc. was incorporated as a wholly-owned subsidiary of the Company in the State of Colorado (“Nexfuels”). Nexfuels was created to develop the Company’s Carbon Dioxide Recovery Project. The Carbon Dioxide Recovery Project (“the Project”) is focused on the development of exhaust stack supplies of carbon dioxide for use in enhanced oil recovery. The project involves the development, build out and operation of a commercial scale carbon capture systems on existing coal fueled electric power plants in the United States, specifically in Wyoming.

The Company’s Board of Directors determined that to focus and better implement these strategies necessary to financing and build the Project, the Board of Directors approved the spin-off of Nexfuels on July 15, 2016.

Shareholders of T-Rex, as of the Record Date of August 19, 2016, received one share of Nexfuels common stock for every two shares (2) of T-Rex common stock owned. The stock dividend was based upon 17,097,622 shares of the Company’s common stock that were issued and outstanding as of the Record Date.

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

An analysis of the properties assigned to Nexfuels by the Company showed that the Company in accordance with its accounting policies had not capitalized any of the direct or indirect costs associated with the MOUs, the feasibility study or any of the other interests in the project. As such, the Company did not recognize a gain or loss in connection with the Nexfuels spin-off.

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

T-Rex Oil LLC #3

T-Rex Oil, LLC #3 (“T-Rex #3”) is a Colorado limited liability company organized in January 2016. T-Rex #3 is managed by the Company and T-Rex has a 16.67% equity interest in T-Rex #3 with the remaining 83.33% equity interest being owned by Mr. VanderPloeg who is a former director and shareholder of the Company. Per its Operating Agreement, T-Rex #3 acts and is the holder in title to any and all assets and any related liabilities as well as operations on behalf of the Company.

Therefore, in accordance with authoritative guidance on accounting for consolidation, as set forth in Topic 810-10-15 of the ASC, the Company has included in these consolidated financial statements as of and for the year ended March 31, 2017 any such assets, liabilities, revenues, costs and expenses of T-Rex #3.

T-Rex #3 owns 13,328 gross, 10,000 net acres in the Powder River Basin of Wyoming (the “Cole Creek Property”). Effective September 1, 2018, the Company sold its 100% working interest in the Cole Creek Property for $3,500,000 in cash.

T-Rex Oil LLC #1

T-Rex Oil LLC #1 (“T-Rex #1”) is a Colorado limited liability company organized in December 2014. Terex is the Manager of T-Rex #1 and is the operator of the Sioux County, Nebraska project and the Company has no equity interest in T-Rex #1.

The Company in December 2014 entered into put agreements with the members of T-Rex #1 whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock. During the fiscal year ended March 31, 2017, the Company issued to the members of LLC #1 a total of 425,000 shares of its restricted common stock at an exercise price of $1 per share valued at $425,000.

Our Company

NOTE: This report is as of March 31, 2017. Subsequent to such date, due to the depressed oil prices, the business of the Company has been determined to be unsustainable due to lack of capital, and the Company is liquidating its assets and seeking a new business.

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

We acquired our first assets in 2014 and currently operate wells and properties in the Burke Ranch and Cole Creek Fields. We have identified areas of enhancements available to increase the production and recovery factors of these fields, including well recompletion, stimulation activities, pressure maintenance improvement, down spacing and enhanced recovery. We believe that several other fields in the area provide evidence of the potential of these operated assets given similar geology and productive horizons. For instance, the Salt Creek field has achieved a nearly 40% recovery factor, developed down to 20 acre spacing utilizing a C02 (Carbon Dioxide) flood. The Cole Creek field by contrast has achieved a modest 23% recovery factor, based on 80 acre well development. We have identified several behind pipe recompletion opportunities targeting undeveloped productive formations that are currently producing in the Salt Creek field.

As a result, we believe that there remains significant work to be completed in our currently operated fields that match our business strategy, while we continue to seek opportunity to acquire additional assets along this trend.

Our Properties

We are initially focused on the Salt Creek/Big Muddy trend in the State of Wyoming. This trend covers approximately 8 miles running from Natrona County in the north down to Converse County in the south.

We were attracted to this area based upon the available information of hydrocarbon production, including primary, secondary and in some cases tertiary recovery results. While the size and recovery factors associated with the various fields within the area vary, the general geologic setting is considered to be consistent. We identify the Salt Creek field, which has achieved a 40% recovery factor, as an indicator of the potential of these fields that are less developed at this point in time.

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

Burke Ranch Field offers a variety of drilling and development opportunities.

●	Tensleep Formation - new drilling on seismic anomaly

●	Dakota Formation – additional development of the Dakota Formation to re-work the field to increase existing production
7

●	Frontier Formation - to recomplete the existing wells to access existing reserves behind pipe.

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

NOTE : THESE NEBRASKA PROPERTIES WERE ALL SOLD TO OPEN RANGE, LLC IN JUNE 2017.

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

Asset Impairment Analysis – March 31, 2017

The Company as of March 31, 2017 reviewed its assets including long-term assets under ASC Topic 360 and concluded the following realizations.

Property and Equipment – Oil and Gas:

Cole Creek Properties

The Company based upon an analysis of its Cole Creek properties and the realization of the eventual disposition of these properties in October 2018 in the amount of $3,500,000 in cash determined that the carrying amount of $80,145 did not require impairment.

Other Properties

The Company, based upon an analysis of its other oil and gas properties and that there was no realization of expected undiscounted future net cash flows from these assets, determined that the carrying amount of $307,948 [net of accumulated DDD&A and asset retirement obligations] be totally impaired as of March 31, 2017.

Investment in T-Rex Oil LLC #1 – Effective August 18, 2016, the Company acquired 100% of the outstanding membership interest in T-Rex Oil LLC #1, a Colorado limited liability company (“LLC #1”) as part of a put agreement with the members of LLC #1, and recorded the investment in LLC #1 at $425,000 as per the put agreement. Thus, due to the significance of this event, the investment was tested under ASC 360 as to its recoverability and recorded at fair value if impairment was required under the accounting guidance. The Company used Level 3 inputs and after reviewing the assets of LLC #1, there was no recoverability in the Company’s investment. As such, there was an impairment of $425,000 during the year ended March 31, 2017.

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

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly and time consuming and may delay commencement or continuation of exploration or production operations.

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

COMPANY SPONSORED RESEARCH AND DEVELOPMENT.

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

As of March 31, 2017, T-Rex had 7 full-time employees. Allen Heim, an officer and director of T-Rex, has an Employment Agreement with our subsidiary, Terex. Don Walford and Martin Gottlob, officers and directors of T-Rex, have Employment Agreements with the Company. All officers of the Company work 40 hours a week. All other employees are at will employees.

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

We began operations under the business plan discussed herein about three years ago. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the oil and gas industry, especially in view of the intense competition from existing businesses in the industry and current industry conditions. Due to the economics in the industry, and our uneconomical production, in October 2018 we ceased operations in the oil and gas industry.

We have a limited revenue history and have a short history of operations.

We began operations in the oil and gas industry. During the year ended March 31, 2017, we recognized a net loss of $4,306,264 compared to $15,767,831 during the year ended March 31, 2016. Due to the economics in the industry, and our uneconomical production, we have ceased operations in the oil and gas industry.

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

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and such funds are not currently committed.

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

At March 31, 2017, we have warrants issued and outstanding exercisable into 1,851,877 shares of our common stock at ranges from $0.25 to $3.50 per share and options issued and outstanding exercisable into 1,372,750 shares of common stock at ranges from $0.62 to $1.00 per share. They are exercisable in whole or in part. The exercise of the warrants and/or options into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

We will depend upon management, but we may at times have limited participation of management.

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

The process of estimating crude oil and natural gas reserves is complex and inherently imprecise. It requires interpretation of available technical data and many assumptions, including assumptions relating to current and future economic conditions, production rates, drilling and operating expenses and commodity prices. Any significant inaccuracy in these interpretations or assumptions could materially affect our estimated quantities and present value of our reserves. See Part I, Item 2 for information about our estimated crude oil and natural gas reserves, PV-10 and Standardized Measure of discounted future net cash flows as of March 31, 2017.

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

The prices used in calculating our estimated proved reserves are, in accordance with SEC requirements, calculated by determining the unweighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12 months. Commodity prices declined significantly in the fourth quarter of calendar year 2016 and were unstable during fiscal year 2016 and if such prices do not increase significantly, our future calculations of estimated proved reserves will be based on lower commodity prices which could result in our having to remove non-economic reserves from our proved reserves in future periods, and our properties will be uneconomical.

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

We are required to write down the carrying values of our crude oil and natural gas properties if crude oil prices remain at their current levels or decline further.

Accounting rules require that we periodically review the carrying values of our crude oil and natural gas properties for possible impairment. Based on specific market factors, prices and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying values of our crude oil and natural gas properties. A write-down results in a non-cash charge to earnings. We have incurred impairment charges in the past and may incur additional impairment charges in the future, particularly if crude oil prices remain at their currently low levels or decline further, which could have a material adverse effect on our results of operations for the periods in which such charges are taken. We have impaired all of our properties.

We are subject to significant operating hazards and uninsured risk in the energy industry.

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We will maintain general liability insurance, but we have not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially adversely affected.

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

At March 31, 2017, we have warrants issued and outstanding exercisable for 1,851,877 shares of our common stock at ranges from $0.25 to $3.50 per share. In addition, we have options exercisable into 1,372,750 shares of our common stock at ranges from $0.62 to $1.00 per share. The warrants and options are exercisable in whole or in part. The exercise of the warrants and/or options into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders.

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

Summary of Oil and Natural Gas Reserves

We have not obtained a reserve report for the fiscal year ended March 31, 2017 because oil prices declined so significantly that our properties are uneconomical and therefore no projected reserve value can be recognized.

Reserves attributable to our Nebraska, Burke Ranch, Wyoming, and certain undeveloped properties at Western Interior were not considered in any reserves, as those properties are undeveloped and non-producing at this time.

Reserves

We do not compute reserves for this year, because our production is uneconomical, and it would be misleading to suggest that we can even compute reserves, due to impairment from the economics of the industry.

Proved developed oil reserves are reserves that can be recovered through existing wells with existing equipment and operating methods and are based upon multiple assumptions, including prices, and production costs.

There are no proved undeveloped oil reserves at March 31, 2017. Proved undeveloped oil reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Proved undeveloped reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances. We have no plans at this time as to when we will develop these proved undeveloped locations.

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

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 14 — Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)” to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves. (Note: We have impaired our properties and do not compute reserves due to the uneconomic conditions, resulting from low prices and high production costs.)

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. (See note at the end of the previous paragraph.) The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, NSAI employs technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, and well test data.

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

During the fiscal year ended March 31, 2017, we had production from and sold oil from our properties in the Big Horn Basin and in the Cole Creek Field and for the fiscal year ended March 31, 2016 we had production from and sold oil from our properties in the Big Horn Basin and during the fourth quarter of the fiscal year ended March 31, 2016 we recognized production from and sales of oil from our properties in the Cole Creek Field. We determined that none of this production was economical under current market conditions.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of March 31, 2017 and 2016:

	2017				2016
	Developed Acres		Undeveloped Acres		Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net	Gross(1)	Net(2)	Gross	Net
Wyoming (3)
Big Horn Basin	480	425	4,726	2,025	480	425	4,726	2,025
Wind River Basin	-	-	-	-	-	-	-	-
South Central	-	-	-	-	-	-	-	-
Cole Creek	6,057	4,647	6,514	4,998	6,057	4,647	6,514	4,998
Burke Ranch	-	-	4.222	3,378	-	-	4.222	3,378
Nebraska (4)
Sioux County	80	80	160	160	80	80	160	160
Kimball County	40	26	-	-	40	26	-	-
Utah (5)
Covenant Mondo	-	-	-	-	-	-	-	-
Total	6,657	5,178	15,622	26,183	6,657	5,178	15,622	26,183

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

(3)	Approximately 2,896 gross of the total 4,726 undeveloped gross acres at the Big Horn Basis, are held through leases by production. The remaining gross acres are held by leases with terms expiring in 2020.

The 6,514 gross undeveloped acres at Cole Creek are held by production and the 3,622 gross acres at Burke Ranch are also held by production.

(4)	The 160 acres are held by production.

(5)	The undeveloped acres at Covenant Mondo are held by production and two wells were drilled during the year ended March 31, 2015. Both wells were dry holes.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of March 31, 2017 and 2016:

	2017				2016
	Oil Wells		Natural Gas Wells		Oil Wells		Natural Gas Wells
	Gross	Net	Gross	Net	Gross(1)	Net(2)	Gross	Net
Wyoming
Big Horn Basin	6	6	-	-	6	6	-	-
Wind River Basin	-	-	-	-	-	-	-	-
South Central	-	-	-	-	-	-	-	-
Cole Creek	13	8.66	-	-	13	8.66	-	-
Burke Ranch	-	-	-	-	-	-	-	-
Nebraska
Sioux County	1	1	-	-	1	1	-	-
Kimball County	1	.65	-	-	1	.65	-	-
Utah
Covenant Mondo	-	-	-	-	-	-	-	-
Total	21	16.31	-	-	21	16.31	-	-

(1)	“Gross” means the total number of wells in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross wells.

Oil Production, Production Prices and Production Costs

	Year Ended March 31,
	2107	2016
Revenue	$1,182,683	$547,000
Expenses:
Production costs	1,036,389	539,673
Depreciation, depletion, amortization and valuation
Allowance	538,627	14,942,000
Exploration	152,854	4,705

Results of operations of oil and gas producing activities	$(545,187)	$(14,939,378)

Drilling Activity

The Company’s operational activities were focused on re-work of existing wells for production purposes.

At March 31, 2017, the Company had no wells being drilled.

ITEM 3. LEGAL PROCEEDINGS

T-Rex anticipates that it (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company is a party to pending legal proceedings as follows as of the date of this filing:

On September 3, 2016, a suit was filed in the Supreme Court of the State of New York, BMO Holding, LLC vs. T-Rex Oil, Inc. That case was dismissed in early 2016.

A new suit was filed in the United States District Court for the District of Colorado in early 2017 and was voluntarily dismissed on August 21, 2017. Each sought $100,000,000.

A suit was filed in District Court El Paso County, State of Colorado styled Stephen Calandrella vs. T-Rex Oil, Inc. and a judgement was entered on July 16, 2018 for $275,000 and satisfaction of judgement was filed on November 14, 2018.

A suit was filed in the District Court Broomfield County, State of Colorado on August 21, 2017 styled BMO Holding, LLC vs T-Rex Oil and Donald Walford. That suit was dismissed with Prejudice on April 8, 2019.

A suit was filed October 26, 2016 in the District Court for the City and County of Denver by Jon Nicolaysen to collect a $50,000 note. That case was settled in August 2017.

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

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock as reported by the OTCQB for our fiscal years ended March 31, 2017 and 2016.

These prices represent inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

	HIGH	LOW
Fiscal Year 2017
Quarter Ended:
June 30, 2016	$1.85	$1.75
September 30, 2016	$2.00	$0.35
December 31, 2016	$1.10	$0.55
March 31, 2017	$1.15	$0.61

Fiscal Year 2016
Quarter Ended:
June 30, 2015	$3.55	$2.15
September 30, 2015	$3.25	$1.50
December 31, 2015	$1.75	$1.20
March 31, 2016	$2.40	$1.10

Holders

There are approximately 356 holders of record of T-Rex’s common stock as of March 31, 2017.

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

Recent Sales of Unregistered Securities

During the fiscal years ended March 31, 2017 and 2016, we made the following sales of our unregistered securities.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

April 2015 – December 2015	Common Shares	664,050	$1,345,000	Business Associate/Existing Shareholders

September 2015	Common Shares	8,000	Payment of $20,000 in Trade Payable	Business Associate

October 2015 – March 2016	Series A Preferred Shares	407,094	$682,989	Business Associates/Existing Shareholders/Director

October 2015 – March 2016	Warrants	407,094	$135,049	Business Associates/Existing Shareholders/Director

January 2016	Convertible Promissory Notes	—	$100,000	Directors
25

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
June 2015 – March 2016	Common Shares	691,536	$536,633	Directors/Business Associates
June 2016 – February 2017	Common Shares	702,888	$758,777	Business Associates/Existing Shareholders
June 2016	Common Shares	50,000	Exercise of Options for $5,000	Existing Shareholder
August 2016 – March 2017	Common Shares	450,000	Exercise of Options for Payment of $22,000 in Trade Payables	Existing Shareholders/Director
June 2016 – December 2016	Warrants	850,000	$503,700	Business Associates/Existing Shareholders
July 2016	Common Shares	572,055	Conversion of 409,019 Series A Preferred Shares	Business Associates/Existing Shareholders/Director
August 2016	Common Shares	425,000	Members of T-Rex Oil LLC #1 Put Option at $1/Share	Business Associates/Existing Shareholders
November 2016	Common Shares	75,000	Interest Cost of $49,752 on a Loan to the Company	Existing Shareholder
April 2016 – February 2017	Promissory Notes	—	$205,000	Business Associates/Existing Shareholders/Director
November 2016	Convertible Promissory Note	—	$300,000	Business Associate

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

Issuer Purchases of Equity Securities

T-Rex did not repurchase any shares of its common stock during the fiscal years ended March 31, 2017 and 2016.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2017, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

NOTE: This report is as of March 31, 2017. Subsequent to such date, due to the depressed oil prices, the business of the Company has been determined to be unsustainable due to lack of capital, and the Company is liquidating its assets and seeking a new business.

PLAN OF OPERATIONS

Due to the significant reduction in oil prices we have suspended all production, rework and exploration operations as of October 2018. We are in a liquidation made from our assets as of year-end.

We will require substantial additional capital to support any future operations. We have no committed source for any additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

For the Year Ended March 31, 2017 Compared to the Year Ended March 31, 2016

Overview: During the year ended March 31, 2017, the Company recognized a net loss of ($4,306,264) compared to a net loss of ($15,767,831) for the year ended March 31, 2016. The decrease of $11,461,567 is primarily the result of a decrease in operational activities, and reduced impairment of oil and gas properties compared to previous year. Discussions of individually significant line items follow:

Revenues: During the year ended March 31, 2017, the Company recognized revenues of $1,182,683. During the year ended March 31, 2016, the Company recognize revenues of $547,000.

Operating Expenses: During the year ended March 31, 2017, the Company had a decrease of $12,810,504 in total operating expenses as a result of the following:

A decrease in impairment by approximately $10,400,000. General and administrative expenses decreased by approximately $500,000 primarily as a result of decreases in staffing. Depletion, depreciation, amortization and accretion decreased by approximately $3,150,000. Exploration costs increased to $152,854 due to the Company focusing its efforts on existing producing wells.

LIQUIDITY

We have incurred a net loss of $4,249,276 for the year ended March 31, 2017 and have had an unprofitable operating history. At year end we had $53,210 in cash, accounts receivable of $83,595, which might not be collected, and prepaid items of $205,637. On the other hand, we had $1,564,540 in current liabilities, current asset retirement obligations of $183,731, and notes payable of $1,181,212, for a total of current liabilities of $2,929,483, vs. cash assets of $53,210. We have additional long-term asset retirement obligation liabilities of $ 1,236,516 for total liabilities of $4,165,999. These total liabilities of $4,165,999 compare to our total assets of $2,151,873.

Capital Contributions and Debt Incurrence

Equity

During the year ended March 31, 2017, the Company sold 652,888 shares of its restricted common stock for $669,278 in cash. In addition, the Company issued 50,000 shares of its common stock for services valued at $89,500, issued 50,000 shares of its common stock for the exercise of an option in cash at $0.10 per share, issued 450,000 shares of its common stock for the exercise of options through the payment of debt at between $0.04 and $0.10 per share, and issued 75,000 shares of its common stock for consideration of a loan to the Company valued at $49,752. Also, the Company issued 572,055 shares of its common stock in connection with the conversion of 409,019 shares of its Series A Preferred Shares at a price of $1.43 per share. Further, and as part of the Company entering into put agreements in December 2014 with the members of T-Rex Oil, LLC#1 (“LLC #1) whereby the Company granted a right to put the purchase of their interest of LLC #1 in the amount of $425,000 back to the Company. Thus, the Company issued to the members of LLC #1 a total of 425,000 shares of its restricted common stock at an exercise price of $1 per share valued at $425,000.

During the year ended March 31, 2016, the Company as part of a private placement sold 680,536 shares of its restricted common stock for $509,133 in cash and 11,000 shares for $27,000 in cash. In April 2015, the Company entered into a Subscription Agreement to sell up to 2,800,000 shares of its restricted common stock pursuant to Regulation S of the Securities Act in exchange for funds totaling $6,020,000. In July 2015, the Company and Schwaben Kapital GmbH amended their Subscription Agreement pursuant to Regulation S of the Securities Act to extend the expiration of the Subscription Agreement from June 30, 2015 to September 30, 2015.The Agreement was terminated as of September 30, 2015 and during the year ended March 31, 2016, the Company sold 664,050 shares of its restricted common stock as part of the Subscription Agreement for $1,345,000 in cash or $2.15 per share. In addition, the Company issued 8,000 shares of its restricted common stock as payment of an accounts payable in the amount of $20,000 and the Company recognized no gain or loss between the face value of the accounts payable and the fair value of the restricted common stock.

The Company will need substantial additional capital to support any future energy operations. The Company has no committed source for any funds but as of March 31, 2017, we have $53,210 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and we may never achieve sales sufficient to support our operations.

The Company used cash flows in operations of $1,317,589 during the year ended March 31, 2017 that was adjusted by non-cash items including: depreciation, depletion, amortization and accretion of $281,714, an asset impairment of $732,948, equity based compensation of $669,752 and loss on disposition of assets of $320,399.

The Company used cash flows in investing activities of $274,685 during the year ended March 31, 2017 that was primarily comprised of: additions to oil and gas properties of $315,566, proceeds from the sale of mineral interest of $75,000 and additions to other assets of $34,119.

The Company was provided cash flows from financing activities of $1,217,280 during the year ended March 31, 2017 through $674,278 from the sale of restricted common stock and the cash contribution of a director and shareholder of $200,000, net of $343,002 in repayment of notes payable.

Promissory Notes

On February 28, 2017, the Company borrowed $55,000 from the former operator of its Cole Creek properties in exchange for a promissory note including interest at the rate of 8% per annum with accrued and unpaid interest due at August 31, 2017. The proceeds from the loan were used to acquire a bond from the State of Wyoming for purposes of the Company to continue to operate the Cole Creek properties. On November 1, 2018, the Company paid the note holder $58,000 in complete satisfaction of the debt.

On November 3, 2016, the Company borrowed $300,000 in exchange for a convertible promissory note at the rate of 12% per annum with accrued and unpaid interest and principal due January 31, 2017. The due date of the promissory note was extended to May 1, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of the Company’s common stock valued at $49,752 and a warrant to acquire 50,000 shares of Nexfuels shares of common stock. At March 31, 2017, the Company owes $300,000 on the promissory note plus accrued interest of $14,597. On November 1, 2018, the Company paid the note holder $275,000 in complete satisfaction of the debt.

On August 11, 2016, the Company borrowed $100,000 from a former director of the Company, who owns a 85.71% interest in LLC#3 in exchange for a promissory note including interest at the rate of 15% per annum with accrued and unpaid interest and principal due on August 11, 2017. During the term of the promissory note the Company agreed to pay the holder 30% of the net revenues received from the sale of oil from the Cole Creek properties, starting August 2016. At March 31, 2017, the Company owes $100,000 on the promissory note plus accrued interest of $7,459. On November 1, 2018, the Company paid the note holder $1,600,000 as complete satisfaction of the debt including repayment of the $1,400,000 that the note holder contributed to LLC #3.

On April 25, 2016, the Company borrowed $50,000 from a director of the Company in exchange for an unsecured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to March 31, 2017, with all other terms remaining in effect. At March 31, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $5,573. On November 5, 2018, the Company paid the note holder $68,000 in complete satisfaction of the debt.

During the year ended March 31, 2016, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. At March 31, 2017, the Company owes $488,298 on a promissory note plus accrued interest at the rate of 3.5% per annum of $29,873. The During the year ended March 31, 2019, the Company transferred certain oil and gas properties in complete satisfaction of the debt.

On January 14, 2016, the Company borrowed $50,000 from a director and officer of the Company who resigned from the Company on September 14, 2016 in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory note, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. On October 2016, the holder of the promissory note filed suit against the Company for payment of the promissory. At March 31, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $3,026. In August 2017, the Company settled with the former director and officer of the Company by transferring certain oil and gas properties in complete satisfaction of the debt.

On January 14, 2016, the Company borrowed $50,000 from a then director, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to December 31, 2016, with all other terms remaining in effect. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory note, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. At March 31, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $3,206. On November 5, 2018, the Company paid the note holder $50,000 in complete satisfaction of the debt.

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

Line-of-Credit

The Company has a line-of-credit with a bank in the original amount of $350,000 collateralized by certain oil and gas properties of the Company. Annual interest is at prime plus 2.50% with a floor of 7%. At March 31, 2017, the Company owes $111,914 plus accrued interest of $4,092. The line-of-credit matured in November 2016 and is in default. This note was acquired by one of our note holders and was settled in August 2017.

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

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of T-Rex Oil, Inc. and its wholly owned subsidiaries. All intercompany balances have been eliminated during consolidation.

The Company owns a 14.29% interest in T-Rex Oil, LLC #3, a Colorado limited liability company (LLC #3”) and the remaining 85.71% economic interest is held by a former director and shareholder of the Company. The Company has identified LLC #3 as a variable interest entity (VIE). The Company holds current rights that gives it the power to direct the activities of the VIE which most significantly impact the VIE’s economic performance including provisions that give the Company the right to receive potentially significant benefits. As member manager of LLC #3, the Company continuously evaluates whether it has a controlling interest in LLC#3. Therefore, the Company has included LLC #3 as a wholly owned subsidiary eliminating all intercompany balances during consolidation.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer’s creditworthiness or if actual defaults are higher than the historical experience, the management’s estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management’s assessment, there is no reserve recorded at March 31, 2017 and 2016.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $11,679,817 and $11,368,626 at March 31, 2017 and 2016, respectively.

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

	March 31,
	2017	2016
Proved	$11,679,817	$11,368,626
Unproved	4,758,798	4,745,917

Total capitalized costs	16,438,615	16,114,543

Accumulated depreciation, depletion,
and valuation allowance	14,945,058	14,495,132

Net capitalized costs	$1,493,557	$1,619,411

	Year Ended March 31,
	2017	2016
Property acquisition:
Proved	$386,191	$1,285,313
Unproved	15,619	154,214
Exploration	4,705	4,705
Development	—	—

Total costs incurred	$406,515	$1,444,232

	Year Ended March 31,
	2107	2016
Revenue	$1,182,683	$547,000
Expenses:
Production costs	1,036,389	539,673
Depreciation, depletion, amortization and valuation
Allowance	538,627	14,942,000
Exploration	152,854	4,705

Results of operations of oil and gas producing activities	$(545,187)	$(14,939,378)

Costs associated with development wells that are unevaluated or are waiting for access to transportation or processing facilities are reclassified into developmental wells-in-progress (“WIP”). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At March 31, 2017 and 2016, no capitalized developmental costs were included in WIP.

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

	Year Ended March 31,
	2017	2016
ARO - beginning of period	$1,197,143	$459,294
Additions	133,311	721,860
Deletions	—	(15,190)
Accretion expense	89,793	31,179
	1,420,247	1,197,143

Less current portion	183,731	176,587

ARO - end of period	$1,236,516	$1,020,556

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

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares are convertible between July and December 2016, a deemed dividend of $56,988 and $67,830 to the Series A Shares has been recorded during the years ended March 31, 2017 and 2016, respectively. As the Company is in an accumulated deficit position, the deemed dividend of $67,830 has been charged against additional paid-in-capital for common shares as there are no retained earnings from which to declare a dividend.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of T-Rex Energy, Inc. for the years ended March 31, 2017 and 2016 appear as pages 50 through 76 at the end of this annual report.

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

Management, consisting of the Company’s Chief Executive Officer and Chief Financial Officer (the same individual) after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2017 (the “Evaluation Date”) concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company’s SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, as discussed further below.

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

We have concluded that our internal controls over financial reporting were ineffective as of March 31, 2017, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. There was no change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as T-Rex Energy, Inc. directors or executive officers, including their ages as of March 31, 2017.

Name	Age	Position	Term

Donald Walford	71	Chairman, Chief Executive Officer & Acting CFO	Annual
Martin Gottlob	66	Vice President of Geology and Director	Annual
Allen Heim	59	Vice President of Operations	Annual
Herbert T Sears	69	Director	Annual

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

Biographical Information

DONALD WALFORD, Age 71, Chairman, CEO & Acting CFO

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

He has been licensed as a broker-dealer in every state, as a principal in the NYSE and FINRA. He has been a principal licensed in commodities and in municipal bonds and was an Allied Member of the NYSE. Mr. Walford has been a consultant to the US Department of Justice as well as an expert in three Federal Court Jurisdictions and in numerous arbitration matters. He has been a principal and or underwriter of securities in industries such as agri-business, electronics, engineering, consumer manufacturing, construction/home building and oil and gas. Mr. Walford has been principal or an underwriter of twelve oil and gas public companies.

He received a B.A. in Liberal Arts from Harpur College, State University of New York (fka Binghamton University) in 1967, where he was a full scholarship, N.Y.S. Regents Scholar.

Mr. Walford brings to the board of directors both his experience in the oil and gas industry and his knowledge and experience in funding smaller reporting companies.

MARTIN R. GOTTLOB, Age 66, Director and Vice President of Geology of T-Rex

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

ALLEN HEIM, Age 59, Director, Vice President of Operations

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

HERBERT T. SEARS, age 69, Director

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

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and directors during the fiscal years ended March 31, 2017, 2016 and 2015. The table sets forth this information for T-Rex Energy, Inc. including salary, bonus and certain other compensation to the directors and named executive officers for the past three fiscal years.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (1)	Total ($)

Donald Walford, CEO & CFO (2)	2017	161,331	-	-	45,300	-	-	5,700	212,331
	2016	192,795	-	-	-	-	-	7,200	199,995
	2015	186,000	26,000	-	-	-	-	10,594	222,594

Martin Gottlob, VP of Geology (3)	2017	122,914	-	-	32,045	-	-	5,700	160,659
	2016	161,496	-	-	-	-	-	7,200	168,696
	2015	108,562	-	-	115	-	-	1,350	110,027

Allen Heim, VP of Operations	2017	153,073	-	-	32,045	-	-	6,000	191,118
	2016	194,436	-	-	-	-	-	-	194,436
	2015	173,865	-	-	-	-	-	3,629	177,494

Jon Nicolaysen, Executive Vice President (4)	2017	69,245	-	-	32,045	-	-	3,600	104,890
	2016	151,800	-	-	-	-	-	7,200	159,000
	2015	127,500	-	750,000	-	-	-	106	877,606

(1)	All other compensation for the officers listed above consists of an auto allowance plus medical reimbursement.

(2)	In February 2014, Mr. Walford was issued 1,100,000 shares of Terex valued at $0.001 per share for services. As part of the T-Rex/Terex Acquisition these shares were exchanged for T-Rex shares and options in December 2014.

(3)	In February 2014, Mr. Gottlob was issued 750,000 shares of Terex which was valued at $0.001 for services. In April 2014, Mr. Gottlob was issued an option exercisable for shares of Terex with an exercise price of $0.10 per share, which was expensed at $115. As part of the T-Rex/Terex Acquisition these shares and option were exchanged for T-Rex shares and options in December 2014.
39

(4)	Mr. Nicolaysen served as the CEO of T-Rex until December 2014, at which time he was appointed Executive Vice President. In December 2013, he was granted fully-vested options to purchase 7,412 shares of the Company’s common stock with an exercise price of $3.50 per share. In August 2014 such option was canceled. In August 2014, he was issued 750,000 shares of restricted common stock for his services. These shares were valued at $1.00 per share. Mr. Nicolaysen resigned as a director in October 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive and Financial Officer and the Company’s most highly compensated executive officers for the fiscal year ended March 31, 2017 (the “Named Executive Officers”):

	Option Awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)

Donald Walford	150,000	175,000	—	$0.62	8	/2019	—	—	—	—

Martin Gottlob	125,000	100,000	—	$0.62	8	/2019	—	—	—	—

Allen Heim	125,000	100,000	—	$0.62	8	/2019	—	—	—	—

Jon Nicolaysen	100,000	125,000	—	$0.62	8	/2019	—	—	—	—

2013 Stock Incentive Plan

Effective March 29, 2013, the Company’s 2013 Stock Option and Award Plan (the “2013 Stock Incentive Plan”) was approved by its board of directors. Under the 2013 Stock Incentive Plan, the board of directors may grant options or rights to purchase common stock to officers, employees and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award and the purchase price, conditions and other terms of each award are determined by the board of directors, except that the term of the options shall not exceed ten years. A total of 12 million shares of our common stock are subject to the 2013 Stock Incentive Plan. The shares issued for the 2013 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the years ended March 31, 2017 and 2016, no options were granted, expired or exercised under the 2013 Stock Incentive Plan. At March 31, 2017, no options were issued and outstanding under the 2013 Stock Incentive Plan.

2014 Stock Incentive Plan

Effective October 1, 2014, Terex’s 2014 Stock Option and Award Plan (the “2014 Stock Incentive Plan”) was approved by its board of directors. As part of the acquisition of Terex by T-Rex, the 2014 Stock Option Plan was renamed the T-Rex 2014 Stock Option and Award Plan.

Under the 2014 Stock Incentive Plan, the board of directors may grant options or rights to purchase common stock to officers, employees and other persons who provide services to the Company or any related company. The participants to whom awards are granted, the type of awards granted, the number of shares covered for each award and the purchase price, conditions and other terms of each award are determined by the board of directors, except that the term of the options shall not exceed ten years. A total of 2 million shares of our common stock are subject to the 2014 Stock Incentive Plan. The shares issued for the 2014 Stock Incentive Plan may be either treasury or authorized and unissued shares. During the year ended March 31, 2017, there were 1,165,000 options granted under the 2014 Stock Incentive Plan and 1,070,000 were canceled. No options expired or were exercised. At March 31, 2017, there were 2,285,250options issued and outstanding under the 2014 Stock Incentive Plan.

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

Donald Walford Employment Agreement with T-Rex

In August 2016, Mr. Walford entered into an Employment Agreement with T-Rex for his services as its Chief Executive Officer, President and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $265,000 and a monthly car allowance of $600. Mr. Walford is eligible for annual bonuses as determined by the board of directors.

Allen Heim Employment Agreement with Terex

In August 2016, Mr. Heim entered into an Employment Agreement with Terex for his services as its Vice President of Operations and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $195,000. Mr. Heim resigned and terminated his Employment Agreement July 10, 2017.

Jon Nicolaysen Employment Agreement with Terex

In November 2014, Mr. Nicolaysen entered into an Employment Agreement with Terex for his services as its Vice President of Geology and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $150,000. Mr. Nicolaysen terminated his Employment Agreement and resigned from the Board in August 2016 and a severance agreement was executed in September 2016.

Martin Gottlob Employment Agreement with T-Rex

In August 2016, Mr. Gottlob entered into an Employment Agreement with T-Rex for his services as its Vice President of Geology and director. The Employment Agreement has a term of 3 years and provides for an annual compensation of $195,000 and a monthly car allowance of $600. Mr. Gottlob resigned and terminated his Employment Agreement January 3, 2018.

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

The following table sets forth certain information concerning compensation paid to the Company’s directors during the fiscal year ended March 31, 2017:

DIRECTORS’ COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Donald Walford(1)	-	-	-	-	-	212,331	212,331

Martin Gottlob (1)	-	-		-	-	160,659	160,659

Jon Nicolaysen (1)	-		-	-	-	104,890	104,890

Allen Heim (1)	-	-	-	-	-	191,118	191,118

Jeffrey Bennett(2)(3)	-	-		-	-	12,163	12,163

Andrew VanderPloeg(3)	-		-	-	-	9,941	9,941

Herbert T Sears(3)	-	-	-	-	-	9,941	9,941

(1)	Mr. Walford’s, Gottlob’s, Nicolaysen’s and Heim’s compensation as discussed in the table above and in this footnote were paid for their services as officers of the Company as discussed in the Executive Compensation table. Mr. Nicolaysen resigned as a director of the Company in August 2016. Mr. Gottlob resigned as a director of the Company January 3, 2018.

(2)	Mr. Bennett resigned as a director of the Company on April 1, 2016.

(3)	Messrs. Bennett, VanderPloeg and Sears compensation as discussed in the table above and in this footnote were paid for their services as consultants of the Company. Mr. VanderPloeg resigned as a director of the Company in October 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of T-Rex’s outstanding common stock by:

●	each person who is known by T-Rex to be the beneficial owner of five percent (5%) or more of T-Rex common stock;

●	T-Rex chief financial officer, its other executive officers and each director as identified in the “Management — Executive Compensation” section; and

●	all of the Company’s directors and executive officers as a group.

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

The information below is based on the number of shares of T-Rex’s common stock that we believe was beneficially owned by each person or entity as of March 31, 2017.

Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Owner Common Stock	Warrants and/or Options	Percent of Common Stock Issued and Outstanding (1)
Donald Walford, CEO, Acting CFO & Chairman	1,080,000	150,000	6.95%

Martin Gottlob, VP of Geology & Director (2)	850,000	125,000	5.51%

Allen Heim, VP of Operations & Director (6)	755,000	525,000	7.23%

Herb Sears, Director	66,667	25,000	0.52%

Jeffrey Bennett, Former Executive VP of Drilling Operations (3)	-	89,286	-0-%

Andrew VanderPloeg, Former Director (4)	324,528	150,000	2.68%

Jon Nicolaysen, Former Executive VP & Director (7)	1,050,000	100,000	6.50%

5% Shareholders
Schwaben Kapital GmbH	1,480,152	-	8.36%

RMI GmbH (5)	1,487,442	-	8.40%

Rainier Mayerhofer (5)	1,926,463	-	10.89%

All Directors and Executive Officers as a Group (4 persons)	2,751,667	825,000	20.21%

*The Address for the above individuals and entities was c/o T-Rex Oil, Inc., 520 S. Zang Street, Suite 209, Broomfield, Colorado 80021.

(1)	Based upon 17,697,621 shares of issued and outstanding common stock at March 31, 2017. Warrants and options not exercised in the 60 days after March 31, 2017 are not included in this number of shares of issued and outstanding common stock but the percent of common stock issued and outstanding is computed as if the options and warrants exercisable within 60 days,were exercised.

(2)	Mr. Gottlob holds options exercisable for 125,000 shares of common stock with an exercise price of $0.62 per share and a term of 3 years. The options are fully vested.

(3)	Mr. Bennett holds a warrant exercisable for 14,286 shares of common stock with an exercise price of $3.50 per share and a term of 3 years and an option exercisable for 75,000 shares of common stock with an exercise price of $0.62 per share and a term of 3 years. The option is fully vested. Mr. Bennet resigned as a director of the Company effective April 1, 2016.

(4)	Mr. VanderPloeg holds a warrant exercisable for 125,000 shares of common stock with an exercise price of $3.00 and a term of 3 years and an option exercisable for 25,000 shares of common stock with an exercise price of $0.62 per share and a term of 3 years. The option is fully vested. Mr. VanderPloeg resigned as a director of the Company in October 2016.

(5)	Mr. Mayerhofer is the controlling officer of RMI GmbH and as such holds voting control of the 1,487,442 shares held by RMI GmbH. He holds 439,021 shares of stock directly and beneficially. He has voting control over a total of 1,430,649 shares of stock or 10.25% of the Company’s common stock.

(6)	Mr. Heim resigned July 10, 2017.

(7)	Mr. Nicolaysen resigned August 2016.

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

Equity Issuances to Officers and Directors

Year Ended March 31, 2017

Common Stock

In March 2017, the Company issued 100,000 shares of its common stock in exchange for payment of a debt owed to Mr. Gottlob in exercising his option to purchase shares at an exercise price of $.05 per share.

Options

During July and August 2016, the Company issued Messrs. Walford, Gottlob, Nicolaysen, Sears, Heim, Bennet and VanderPloeg fully vested options exercisable for 150,000, 125,000, 100,000, 25,000, 125,000, 75,000 and 25,000 shares of the Company’s common stock, respectively all with an exercise price of $0.62 per share and a term of 3 years.

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

Shares for Services

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

Warrants and Options

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

The following table represents aggregate fees billed to the Company for the years ended March 31, 2017 and 2016.

	Year Ended March 31,
	2017	2016
Audit Fees	$89,380	$146,560

Audit-related Fees	$0	$0

Tax Fees	$0	$3,240

All Other Fees	$0	$0

Total Fees	$89,380	$149,800

All audit work was performed by the auditors’ full time employees.

Pre-approval Policies and Procedures

The board of directors on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are preapproved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The board of directors has considered the role of Borgers in providing services to us for the fiscal years ended March 31, 2017 and 2016 and has concluded that such services are compatible with their independence as our auditors. The board has considered the services rendered and fees billed to the date of this report by Borgers and are satisfied as to their services being rendered on a basis of independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit numbers correspond to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

3.1	Amended and Restated Articles of Incorporation of Rancher Energy Corp	(1)
3.2	Certificate of Correction	(2)
3.3	Amended and Restated Bylaws of Rancher Energy Corp	(8)
3.4	Articles of Merger, by and between Rancher Energy Corp and T-Rex Oil, Inc.	(7)
3.5	Statement of Merger	(7)
3.6	Articles of Incorporation of T-Rex Oil, Inc.	(7)
3.7	Articles of Incorporation of Terex Energy Corporation	(10)
3.8	Amendment to the Articles of Incorporation of Terex Energy Corporation, dated February 2014	(10)
3.9	Articles of Incorporation of Western Interior Oil & Gas Corporation	(10)
3.10	Amendment to the Articles of Incorporation of Western Interior Oil & Gas Corporation, dated April 2007	(10)
3.11	Amendment to the Articles of Incorporation of Western Interior Oil & Gas Corporation, dated May 2007	(11)
3.12	Articles of Amendment of T-Rex Oil – Certificate of Designation of Series A Convertible Preferred Stock	(11)
3.13	Articles of Organization of T-Rex Oil LLC #3	(12)
3.14	Articles of Incorporation of JK Minerals, Inc.	(12)
3.15	By-Laws of JK Minerals, Inc.	(12)
4.1	Form of Non-Qualified Stock Option Agreement	(3)
4.2	2014 T-Rex Oil, Inc. Stock Option and Award Plan	(10)
4.3	Form of $3 Warrant	(12)
4.4	Form of Convertible Promissory Note	(12)
10.1	Participation Agreement between Rancher Energy Corp. and PetroShare Corp. dated September 30, 2013	(4)
10.2	Settlement Agreement and Mutual Release between Rancher Energy Corp. and PetroShare Corp. dated as of May 5, 2014	(5)
10.3	Securities Purchase Agreement by and between Rancher Energy Corp. and Terex Energy Corporation as of August 19, 2014	(6)
10.4	Share Exchange Agreement between T-Rex Oil, Inc. and Western Interior Oil & Gas Corp & Its Shareholders dated February 25, 2015	(9)
10.5	Share Exchange Agreement between T-Rex Oil, Inc. and Terex Energy Corporation as of December 22, 2014	(10)
10.6	Operating Agreement of T-Rex Oil LLC #3	(12)
31.1	Certification of Chief Executive Officer & Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
31.2	Certification of Chief Financial Officer & Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.1	Certification of Chief Executive Officer & Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Chief Financial Officer & Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	Filed Herewith(13)
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith(13)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith(13)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith(13)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith(13)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith(13)
48

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

(12)Incorporated by reference from the exhibits included in the Company’s Registration Statement on Form S-1 dated March 22, 2016.

(13)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

T-REX OIL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

50

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of T-Rex Oil, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of T-Rex Oil, Inc. as of March 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2014

Lakewood, CO

December 4, 2019

T-Rex Oil , Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$53,210	$428,204
Accounts receivable, trade	83,595	132,391
Prepaids	205,637	50,370
Total current assets	342,442	610,965

Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	11,679,817	11,368,626
Unproved	4,758,798	4,745,917
Other	223,151	404,514
Total property and equipment	16,661,766	16,519,057
Less accumulated depreciation, depletion, amortization and valuation allowance	15,121,743	14,621,873
Net property and equipment	1,540,023	1,897,184

Other assets
Deposits and other assets	269,408	275,658
Total other assets	269,408	275,658
Total assets	$2,151,873	$2,783,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,564,540	$758,832
Asset retirement obligations, current	183,731	176,587
Notes payable	1,181,212	783,210
Total current liabilities	2,929,483	1,718,629

Long-term liabilities
Asset retirement obligations, net of current	1,236,516	1,020,556
Total liabilities	4,165,999	2,739,185

Commitments and Contingencies		—

STOCKHOLDERS' EQUITY
Preferred shares, $0.001 par value, 50,000,000 shares authorized;
0 and 409,019 shares issued and outstanding at March 31 2017
and 2016, respectively	—	409
Common shares, $0.001 par value, 275,000,000 shares authorized;
17,697,621 and 15,480,882 shares issued and outstanding at
March 31, 2017 and 2016, respectively	17,698	15,481
Additional paid in capital	28,974,425	26,785,705
Accumulated deficit	(31,006,249)	(26,756,973)
Stockholders' equity (deficit)	(2,014,126)	44,622
Total liabilities and stockholders' equity	$2,151,873	$2,783,807

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended March 31,
	2017	2016
Revenues
Oil and gas sales	$1,182,683	$547,000
Total revenues	1,182,683	547,000

Operating expenses:
Lease operating expense	896,066	499,120
Production taxes	140,323	40,553
General and administrative expense	2,722,919	2,208,359
Asset impairment	732,948	11,573,243
Exploration expense	152,854	4,705
Depreciation, depletion, amortization and accretion	281,714	3,411,348
Total operating expenses	4,926,824	17,737,328

Loss from operations	3,744,141	17,190,328

Other income (expense)
Interest expense	(184,906)	(87,665)
Gain of settlement of claims	—	1,531,048
Gain (loss) on disposal of assets	(320,399)	44,100
Interest income	170	2,844

Total other income (expense)	(505,135)	1,490,327

Loss before income taxes	(4,249,276)	(15,700,001)

Income taxes	—	—

Net loss	(4,249,276)	(15,700,001)

Deemed dividend for beneficial conversion feature of
preferred stock	(56,988)	(67,830)

Net loss attributable to common shareholders	(4,306,264)	(15,767,831)

Net loss per common share
Basic and diluted	$(0.25)	$(1.00)

Weighted average number
of common shares	16,711,424	15,656,201

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholder’s Equity

	Preferred Shares		Common Shares		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, April 1, 2015	—	$—	15,295,025	$15,295	$24,537,415	$(11,056,972)	$13,495,738
Sale of shares for cash at $0.75 per share	—	—	680,536	680	508,453	—	509,133
Sale of shares for cash at $2.15 per share	—	—	664,050	664	1,344,336	—	1,345,000
Sale of shares for cash at $2.50 per share	—	—	11,000	11	27,489	—	27,500
Sale of shares for cash from $1.51 to $1.91	—	—
per share	396,519	397	—	—	657,591	—	657,988
Sale of warrants for cash from $0.09 to $0.49
per warrant	—	—	—	—	135,049	—	135,049
Shareholder cash contribution	—	—	—	—	1,000,000	—	1,000,000
Issuance of shares for debt	12,500	12	8,000	8	44,980	—	45,000
Cancellation of shares for settlement of claims	—	—	(1,177,729)	(1,177)	(1,529,870)	—	(1,531,047)
Equity based compensation	—	—	—	—	60,262	—	60,262
Beneficial conversion feature of preferred stock					67,830	—	67,830
Deemed dividend for preferred stock's
beneficial conversion feature	—	—	—	—	(67,830)	—	(67,830)
Net loss for the period	—	—	—	—	—	(15,700,001)	(15,700,001)
BALANCES, March 31, 2016	409,019	409	15,480,882	15,481	26,785,705	(26,756,973)	44,622
Sale of shares for cash from $0.10 to $0.75
per share	—	—	274,378	274	101,839	—	102,113
Sale of shares for cash at $1.50 per share	—	—	378,510	379	566,786	—	567,165
Shareholder cash contribution	—	—	—	—	200,000	—	200,000
54

Conversion of preferred shares into shares of
common	(409,019)	(409)	572,055	572	(163)	—	—
Issuance of shares for services	—	—	50,000	50	89,450	—	89,500
Issuance of shares cash - exercise of options	—	—	50,000	50	4,950	—	5,000
Issuance of shares for debt - exercise of options	—	—	350,000	350	16,650	—	17,000
Issuance of shares for debt - exercise of options -							—
related party	—	—	100,000	100	4,900	—	5,000
Issuance of shares for property - exercise of options	—	—	425,000	425	424,575	—	425,000
Issuance of shares for cost of loan	—	—	75,000	75	49,677	—	49,752
Issuance of warrants for services	—	—	—	—	503,700	—	503,700
Equity based compensation	—	—	—	—	226,298	—	226,298
Beneficial conversion feature of preferred stock	—	—	—	—	56,988	—	56,988
Deemed dividend for preferred stock's							—
beneficial conversion feature	—	—	—	—	(56,988)	—	(56,988)
Share correction	—	—	(58,204)	(58)	58	—	—
Net loss for the period	—	—	—	—	—	(4,249,276)	(4,249,276)
BALANCES, March 31, 2017	—	$—	17,697,621	$17,698	$28,974,425	$(31,006,249)	$(2,014,126)

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(4,249,276)	$(15,700,001)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation, depletion, amortization and accretion	281,714	3,411,348
Impairment of asset	732,948	11,573,243
(Gain) loss on disposal of assets	320,399	(44,100)
Gain on settlement of claims	—	(1,531,048)
Equity based compensation	669,752	60,262
Changes in:
Accounts receivable, trade	48,796	(96,731)
Prepaids	50,370	(3,431)
Accounts payable and accrued liabilities	827,708	168,728
Net cash (used in) operating activities	(1,317,589)	(2,161,730)
INVESTING ACTIVITIES
Additions to oil and gas properties	(315,566)	(1,439,527)
Additions to non oil and gas properties	—	(17,817)
Loans to affiliates, net of repayments	—	50,000
Proceeds from sale of mineral interest	75,000	30,000
Additions to other assets, net	(34,119)	39,094
Net cash (used in) investing activities	(274,685)	(1,338,250)
FINANCING ACTIVITIES
Sale of shares and warrants	674,278	2,674,670
Shareholder cash contribution	200,000	1,000,000
Proceeds from notes payable, net of repayments	343,002	(383,028)
Net cash provided by financing activities	1,217,280	3,291,642
NET CHANGE IN CASH	(374,994)	(208,338)
CASH, Beginning	428,204	636,542
CASH, Ending	$53,210	$428,204
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Issuance of shares for property	$425,000	$—
Issuance of shares for debt	$22,000	$45,000
Transfer of property for debt	$—	$393,795
Beneficial conversion on feature of preferred stock	$56,988	$67,830
Deemed dividend for beneficial conversion feature of
preferred stock	$(56,988)	$(67,830)
Interest paid	$9,375	$74,883
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

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

The Company has been engaged in the acquisition, exploration, and development of oil and gas prospects in the Rocky Mountain region of Wyoming.

Cole Creek

On January 15, 2016, T-Rex Oil LLC #3 (“LLC #3) entered into a Purchase and Sale Agreement with Blue Tip Energy Wyoming, Inc. and Cole Creek Recompletions LLC and acquired approximately 82% of the working interest in certain leases located in the state of Wyoming known as the Cole Creek properties in exchange for $1,200,000 in cash plus the assumption of liabilities in the amount of $833,382 for a total purchase price of $2,033,382. On April 20, 2016, the LLC #3 entered into a Purchase and Sale Agreement with Black Hills Exploration & Production, Inc. and acquired the remaining approximately 18% working interest in the Cole Creek properties in exchange for $250,000 in cash plus the assumption of liabilities in the amount of $133,311 for a total purchase price of $383,311. These leases are proved developed and undeveloped leaseholds and include producing crude oil wells totaling approximately 13,328 gross acres. See Note 2 – Principles of Consolidation.

Nexfuels Spin Off

On July 11, 2016, Nexfuels, Inc. was incorporated as a wholly-owned subsidiary of the Company in the State of Colorado (“Nexfuels”). Nexfuels was created to develop the Company’s Carbon Dioxide Recovery Project. The Carbon Dioxide Recovery Project (“the Project”) is focused on the development of exhaust stack supplies of carbon dioxide for use in enhanced oil recovery. The project involves the development, build out and operation of a commercial scale carbon capture systems on existing coal fueled electric power plants in the United States, specifically in Wyoming.

The Company’s Board of Directors determined that to focus and better implement these strategies necessary to financing and build the Project, the Board of Directors approved the spin-off of Nexfuels on July 15, 2016.

Shareholders of T-Rex, as of the Record Date of August 19, 2016, received one share of Nexfuels common stock for every two shares (2) of T-Rex common stock owned. The stock dividend was based upon 17,097,622 shares of the Company’s common stock that were issued and outstanding as of the Record Date.

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
57

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

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

An analysis of the properties assigned to Nexfuels by the Company showed that the Company in accordance with its accounting policies had not capitalized any of the direct or indirect costs associated with the MOUs, the feasibility study or any of the other interests in the project. As such, the Company did not recognize a gain or loss in connection with the Nexfuels spin-off.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of T-Rex Oil, Inc. and its wholly owned subsidiaries. All intercompany balances have been eliminated during consolidation.

The Company owns a 14.29% interest in T-Rex Oil, LLC #3, a Colorado limited liability company (LLC #3”) and the remaining 85.71% economic interest is held by a former director and shareholder of the Company. The Company has identified LLC #3 as a variable interest entity (VIE). The Company holds current rights that gives it the power to direct the activities of the VIE which most significantly impact the VIE’s economic performance including provisions that give the Company the right to receive potentially significant benefits. As member manager of LLC #3, the Company continuously evaluates whether it has a controlling interest in LLC#3. Therefore, the Company has included LLC #3 as a wholly owned subsidiary eliminating all intercompany balances during consolidation.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

Concentration of Credit Risk

The Company’s producing properties are primarily located in Wyoming and the oil and gas production is sold to various purchasers based on market index prices. The risk of non-payment by these purchasers is considered minimal and the Company does not generally obtain collateral for sales. The Company continually monitors the credit standing of the primary purchasers. During the year ended March 31, 2017 and 2016, two purchasers accounted for all of the total revenues.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $11,679,817 and $11,368,626 at March 31, 2017 and 2016, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended March 31, 2017 and 2016, there was impairment to unproved properties in the amount of $18,715 and $3,096,931, respectively. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $4,758,798 and $4,745,917 at March 31, 2017 and 2016, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At March 31, 2017 and 2016, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the years ended March 31, 2017 and 2016, the Company recorded depreciation, depletion and amortization expense on oil and gas properties in the amount of $134,726 and $3,359,966, respectively.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. For the years ended March 31, 2017 and 2016, there was impairment to proved properties of $289,233 and $4,807,536, respectively.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment for the years ended March 31, 2017 and 2016 was $51,395 and $42,591, respectively.

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

	Year Ended March 31,
	2017	2016
ARO - beginning of period	$1,197,143	$459,294
Additions	133,311	721,860
Deletions	—	(15,190)
Accretion expense	89,793	31,179
	1,420,247	1,197,143

Less current portion	183,731	176,587

ARO - end of period	$1,236,516	$1,020,556

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

Revenue Recognition

The Company recognizes oil revenues when production is sold to the purchaser, delivery occurs and title is transferred and recognizes natural gas revenues when the title and risk of loss pass to the purchaser. The Company records its share of revenues based on its net revenue interest. The Company sells the majority of its products soon after production at various locations, including the wellhead.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2017 and 2016, there were no uncertain tax positions that required accrual.

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

	Year Ended March 31,
	2017	2016
Dilutive	-	-
Anti Dilutive	3,840,024	2,494,571

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 9 – Equity Based Payments.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

Major Customers

During the year ended March 31, 2017 and 2016, two purchasers accounted for all of the Company’s revenues.

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount was amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $56,988 and $67,830 to the Series A Shares of preferred stock was recorded during the years ended March 31, 2017 and 2016, respectively. As the Company is in an accumulated deficit position, the deemed dividends were charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through March 31, 2017, the Company has not been involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ASU 2015-17"). ASU 2015-17 is part of the FASB's initiative to reduce the complexity in accounting standards. ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. The amendments in this ASU simplify current guidance in ASC 740-10-45-4 that requires separate presentation of deferred tax assets and liabilities as current and non-current in a classified balance sheet based on the classification of the related asset or liability. ASU 2015-17 is effective for public companies for annual periods beginning after December 15, 2017 and interim periods beginning after December 15, 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this ASU as of March 31, 2016. The adoption of this ASU did not have a material impact on our consolidated balance sheets as of March 31, 2016 and 2015.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

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

There were other accounting standards and interpretations issued during the year ended March 31, 2017, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued.

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the years ended March 31, 2017 and 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $4,249,276 and $15,700,001 for the years ended March 31, 2017 and 2016, respectively, and an accumulated deficit of $31,006,249 as of March 31, 2017. At March 31, 2017, the Company had a working capital deficit of $1,317,589.

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

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

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at March 31, 2017 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties	$—	$—	$307,948	$307,948
Investment in limited liability company	$—	$—	$425,000	$425,000

Effective March 31, 2017, the Company’s oil and gas properties were tested under ASC 360 as to their recoverability to determine if impairment is required under the accounting guidance. The Company used Level 3 inputs to measure the fair value of the oil and gas properties. As such, there was an impairment of $307,948 to the oil and gas properties during the year ended March 31, 2017.

Effective August 18, 2016, the Company acquired 100% of the outstanding membership interest in T-Rex Oil LLC #1, a Colorado limited liability company (“LLC #1”) as part of a put agreement with the members of LLC #1, and recorded the investment in LLC #1 at $425,000 as per the put agreement. Thus, due to the significance of this event, the investment was tested under ASC 360 as to its recoverability and recorded at fair value if impairment was required under the accounting guidance. The Company used Level 3 inputs and after reviewing the assets of LLC #1, there was no recoverability in the Company’s investment. As such, there was an impairment of $425,000 during the year ended March 31, 2017.

The following table presents the Company’s non-financial assets and liabilities that were measured at fair value on a non-recurring basis at March 31, 2016 by level within the fair value hierarchy:

Description	Level 1	Level 2	Level 3	Total
Assets
Oil and gas properties	$—	$930,238	$—	$930,238

Effective January 1, 2016, the Company acquired approximately 82% of the working interest in certain leases located in the state of Wyoming known as the Cole Creek properties and recorded the oil and gas properties at a fair value of $2,033,382. Thus, due to the significance of this event, the oil and gas properties were tested under ASC 360 as to their recoverability. Therefore, the oil and gas properties were recorded at fair value if impairment is required under the accounting guidance. The Company used Level 2 inputs and the income valuation techniques of undiscounted oil and gas future net cash flows to measure the fair value of the oil and gas properties and thus the model forecast including discount rates and commodity prices were selected by the independent engineers of Netherland, Sewell & Associates, Inc. As such, there was an impairment of $1,103,144 to the oil and gas properties during the year ended March 31, 2016.

Note 5 – Significant Acquisitions

Effective as of January 1, 2016, the Company acquired 82% of the working interest in certain leases located in the state of Wyoming known as the Cole Creek properties.

The following table presents the allocation of the consideration given to the assets acquired and liabilities assumed, based on their fair values at January 1, 2016:

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

Consideration Given
Cash	$1,200,000
Total purchase price	$1,200,000

Allocation of Consideration Given
Oil and gas properties
Proved	$2,033,382
Total assets	2,033,382

Current liabilities	111,522
Long-term liabilities	721,860
Total liabilities	833,382

Net assets acquired	$1,200,000

Effective April 29, 2016, the Company acquired the remaining 18% of the leases known as Cole Creek properties.

The following table presents the allocation of the consideration given to the assets acquired and the liabilities assumed:

Consideration Given
Cash	$250,000
Total purchase price	$250,000

Allocation of Consideration Given
Oil and gas properties
Proved	$383,311
Total assets	383,311

Current liabilities	—
Long-term liabilities	133,311
Total liabilities	133,311

Net assets acquired	$250,000

Note 6 – Nexfuels Warrant

On October 15, 2016, Nexfuels issued a warrant to the Company exercisable for 1,056,000 shares of Nexfuels shares of common stock in return for the Company performing staff services and office space over a six-month period (“Nexfuels Warrant”). The Nexfuels Warrant has an exercise price of $1.25 per share. The Nexfuels Warrant is both assignable and transferable. The Company valued the warrant at $45,000 or $7,500 per month.

In November 2016, the Company assigned part of the warrant to acquire 50,000 shares of Nexfuels shares of common stock to a third party as part of the issuance of a convertible promissory note in the amount of $300,000. The Nexfules warrant expired on February 15, 2017.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

Note 7 – Debt

Promissory Notes

On February 28, 2017, the Company borrowed $55,000 from the former operator of its Cole Creek properties in exchange for a promissory note including interest at the rate of 8% per annum with accrued and unpaid interest due at August 31, 2017. The proceeds from the loan were used to acquire a bond from the State of Wyoming for purposes of the Company to continue to operate the Cole Creek properties. On November 1, 2018, the Company paid the note holder $58,000 in complete satisfaction of the debt.

On November 3, 2016, the Company borrowed $300,000 in exchange for a convertible promissory note at the rate of 12% per annum with accrued and unpaid interest and principal due January 31, 2017. The due date of the promissory note was extended to May 1, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of the Company’s common stock valued at $49,752 and a warrant to acquire 50,000 shares of Nexfuels shares of common stock. At March 31, 2017, the Company owes $300,000 on the promissory note plus accrued interest of $14,597. On November 1, 2018, the Company paid the note holder $275,000 in complete satisfaction of the debt.

On August 11, 2016, the Company borrowed $100,000 from a former director of the Company, who owns a 85.71% interest in LLC#3 in exchange for a promissory note including interest at the rate of 15% per annum with accrued and unpaid interest and principal due on August 11, 2017. During the term of the promissory note the Company agreed to pay the holder 30% of the net revenues received from the sale of oil from the Cole Creek properties, starting August 2016. At March 31, 2017, the Company owes $100,000 on the promissory note plus accrued interest of $7,459. On November 1, 2018, the Company paid the note holder $1,600,000 as complete satisfaction of the debt including repayment of the $1,400,000 that the note holder contributed to LLC #3.

On April 25, 2016, the Company borrowed $50,000 from a director of the Company in exchange for an unsecured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to March 31, 2017, with all other terms remaining in effect. At March 31, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $5,573. On November 5, 2018, the Company paid the note holder $68,000 in complete satisfaction of the debt.

During the year ended March 31, 2016, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. At March 31, 2017, the Company owes $488,298 on a promissory note plus accrued interest at the rate of 3.5% per annum of $29,873. The During the year ended March 31, 2019, the Company transferred certain oil and gas properties in complete satisfaction of the debt.

On January 14, 2016, the Company borrowed $50,000 from a director and officer of the Company who resigned from the Company on September 14, 2016 in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory note, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. On October 2016, the holder of the promissory note filed suit against the Company for payment of the promissory. At March 31, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $3,026. In August 2017, the Company settled with the former director and officer of the Company by transferring certain oil and gas properties in complete satisfaction of the debt.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

On January 14, 2016, the Company borrowed $50,000 from a then director, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to December 31, 2016, with all other terms remaining in effect. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory note, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. At March 31, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $3,206. On November 5, 2018, the Company paid the note holder $50,000 in complete satisfaction of the debt.

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

Line-of-Credit

The Company has a line-of-credit with a bank in the original amount of $350,000 collateralized by certain oil and gas properties of the Company. Annual interest is at prime plus 2.50% with a floor of 7%. At March 31, 2017, the Company owes $111,914 plus accrued interest of $4,092. The line-of-credit matured in November 2016 and is in default.

Note 8 – Stockholders’ Equity

The Company’s capital stock at March 31, 2017 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

At March 31, 2017 and 2016, there are a total of 0 and 409,019 shares of preferred stock issued and outstanding, respectively.

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

In October 2015, the Company commenced a private placement financing of $7,000,000 in Units, a Unit consisting of one share of its Series A Shares and a Unit Warrant.  The Unit Warrant has an exercise price of $3.00 per share and a term of 3 years.  The Unit Warrant is exercisable 9 months after issuance and is callable by the Company upon the Company's common stock closing at a market price of $5.00 or above for a period of 10 days.

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

between July and December of 2016, a deemed dividend to the Series A Shares of preferred stock has been recorded during the years ended March 31, 2017 and 2016 in its statement of operations of $56,988 and $67,830, respectively. As the Company is in an accumulated deficit position, the deemed dividend has been charged accordingly against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

During the year ended March 31, 2016, the Company received $818,038, including cash of $793,037, in exchange for the issuance of 409,019 shares of its Series A Preferred Stock and Unit Warrants exercisable for shares of common stock.

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

We have applied the guidance of ASC 470 "Debt" in accounting for the unit warrants and as such have valued the Unit Warrants using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date that was at a range of $1.10 to $1.50 per share as well as the following assumptions:

Volatility	82.00% - 134.00%
Expected Option/Warrant Term	3 years
Risk-free interest rate	25%
Expected dividend yield	0.00%

The expected term of the Unit Warrants granted were estimated to be the contractual term. The expected volatility was based on an average of the volatility disclosed based upon comparable companies who had similar expected option and warrant terms. The risk-free rate was based on the one-year U.S. Treasury bond rate.

On August 18, 2016, the Board of Directors approved a conversion of the Series A Preferred Shares at a conversion price of $1.43, based upon the 5-day average. The 409,019 shares of Series A Preferred Shares were converted for 572,055 shares of the Company’s common stock.

Common Shares

At March 31, 2017 and 2016, there are a total of 17,697,621 and 15,480,882 shares of common stock issued and outstanding, respectively.

During the year ended March 31, 2017, the Company sold 652,888 shares of its restricted common stock for $669,278 in cash. In addition, the Company issued 50,000 shares of its common stock for services valued at $89,500, issued 50,000 shares of its common stock for the exercise of an option in cash at $0.10 per share, issued 450,000 shares of its common stock for the exercise of options through the payment of debt at between $0.04 and $0.10 per share, and issued 75,000 shares of its common stock for consideration of a loan to the Company valued at $49,752. Also, the Company issued 572,055 shares of its common stock in connection with the conversion of 409,019 shares of its Series A Preferred Shares at a price of $1.43 per share. Further, and as part of the Company entering into put agreements in December 2014 with the members of T-Rex Oil, LLC#1 (“LLC #1) whereby the Company granted a right to put the purchase of their interest of LLC #1 in the amount of $425,000 back to the Company. Thus, the Company issued to the members of LLC #1 a total of 425,000 shares of its restricted common stock at an exercise price of $1 per share valued at $425,000.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

During the year ended March 31, 2016, the Company as part of a private placement sold 680,536 shares of its restricted common stock for $509,133 in cash and 11,000 shares for $27,000 in cash. In April 2015, the Company entered into a Subscription Agreement to sell up to 2,800,000 shares of its restricted common stock pursuant to Regulation S of the Securities Act in exchange for funds totaling $6,020,000. In July 2015, the Company and Schwaben Kapital GmbH amended their Subscription Agreement pursuant to Regulation S of the Securities Act to extend the expiration of the Subscription Agreement from June 30, 2015 to September 30, 2015.The Agreement was terminated as of September 30, 2015 and during the year ended March 31, 2016, the Company sold 664,050 shares of its restricted common stock as part of the Subscription Agreement for $1,345,000 in cash or $2.15 per share. In addition, the Company issued 8,000 shares of its restricted common stock as payment of an accounts payable in the amount of $20,000 and the Company recognized no gain or loss between the face value of the accounts payable and the fair value of the restricted common stock.

Additional Paid-in Capital

During the years ended March 31, 2017 and 2016, as the Company is in an accumulated deficit position, the deemed dividends in the amount of $56,988 and $67,830, respectively were charged against additional paid-in-capital as there being no retained earnings from which to declare a dividend.

During the year ended March 31, 2017, the Company realized additional paid in capital relative to the fair value of equity based payments in the total amount of $503,700 of which $298,063 was expensed and $205,637 was capitalized. The $205,637 is the valuation of warrants issued for payment in full for services as part of agreements with a term of one year and the Company will amortize the value of the warrants over the term of the life of the agreements. See Note 10 – Equity Based Payments.

The Company also recognized $226,298 in equity compensation as part of the granting of stock options to officers, directors and employees. See Note 10 – Equity Based Payments.

Retirement of Common Shares

During the year ended March 31, 2016, the Company entered into settlement agreements with four of its shareholders to settle certain claims valued at $1,531,047 in exchange for the shareholders returning to the Company 1,177,729 shares of their common stock.

Note 9 – Income Taxes

The effective income tax rate for the years ended March 31, 2017 and 2016 differs from the U.S. Federal statutory rate due to the following:

	2017	2016
Federal statutory income tax rate	$1,488,000	$5,492,000
State income taxes, net of federal benefit	128,000	472,000
Permanent items	(285,000)	(3,231,000)
Change in valuation allowance	(1,331,000)	(2,733,000)
	$—	$—

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

The components of the deferred tax assets and liabilities at March 31, 2017 and 2016 are as follows:

	2017	2016
Long-term deferred tax assets:
Federal net operating loss carryforwards	$4,823,000	$3,580,000
Equity based compensation	478,000	391,000
Long-term deferred tax liabilities:
Property, plant and equipment	4,000	4,000
Valuation allowance	(5,305,000)	(3,975,000)
Net long-term deferred tax assets	$—	$—

For Income Tax Return Purposes Only

On August 19, 2014, Terex Energy Corporation acquired 52% of the outstanding common stock of T-Rex Oil Inc. and thus T-Rex had a change of control event under IRC section 382, which will limit T-Rex’s ability to utilize its deferred tax assets, including net operating loss carryforwards, to offset future taxable income. T-Rex has net operating loss carryforwards of approximately $52,000,000 which will begin to expire in 2024.

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

Note 10 – Equity Based Payments

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

March 31, 2017 and 2016

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

The following table summarizes the non-qualified stock option and warrant activity for the years ended March 31, 2017 and 2016:

	2017		2016
	Number of		Number of
	Options/	Weighted Average	Options/	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at
beginning of year
Options	1,127,750	$0.039	935,000	$0.018
Warrants	1,351,877	$1.462	942,858	$0.0800

Granted
Options	1,480,000	$0.620	1,262,750	$0.100
Warrants	825,000	$2.000	409,019	$3.000

Exercised
Options	(625,000)	$0.054	—	$—
Warrants	—	$—	—	$—

Cancelled
Options	—	$—	(1,070,000)	$0.010
Warrants	(325,000)	$2.000	—	$—

Outstanding at March 31,
Options	1,982,750	$0.491	1,127,750	$0.039
Warrants	1,851,877	$1.610	1,351,877	$1.462

Exercisable at March 31,
Options	1,372,750	$0.433	1,127,750	$0.039
Warrants	1,851,877	$1.610	1,351,877	$1.462

Weighted average
remaining contractual life		Aggregate		Aggregate
	Life	Intrinsic Value	Life	Intrinsic Value
Options	2.79	$—	1.13	$1,115,084
Warrants	1.69	$—	1.21	$511,500

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceed the amount paid for and the exercise price of the options and warrants issued and outstanding.

Note 11 – Commitments and Contingencies

Operating Lease

The Company leased an office space in Colorado at the rate of $4,572 per month and the lease expired during the year ended March 31, 2017. The Company currently leases an office space in Colorado on a month to month basis at the rate of $5,451 plus expenses. In addition, the Company leased an office space in Wyoming at the rate of $5,838 per month and the Company terminated from the lease as of March 31, 2017. Total rent expense under these leases was $113,819 and $128,340 for the years ended March 31, 2017 and 2016.

The Company has no minimum future rental annual payments.

Employment Agreements

In August 2014, Terex entered into an Employment Agreement for services with its Chief Executive Officer, President and director. The Employment Agreement had a term of 3 years and provided for an annual compensation of $204,000 and a monthly car allowance of $600. It also provided for an annual bonus as determined by the board of directors. As of November 30, 2017, the parties entered into a settlement agreement where the Company issued 750,000 shares of its common stock to Terex’s former CEO, President and director towards effectuating a full compromise, settlement and release of any and all claims between the parties.

In November 2014, Terex entered into an Employment Agreement for services with its Vice President of Operations and director. The Employment Agreement had a term of 3 years and provided for an annual compensation of $150,000. It also provided for an annual bonus as determined by the board of directors. As of November 30, 2017, the parties entered into a settlement agreement where the Company issued 750,000 shares of its common stock to Terex’s former Vice President and director towards effectuating a full compromise, settlement and release of any and all claims between the parties.

In January 2015, T-Rex entered into an Employment Agreement for services with its Vice President of Operations and director. The Employment Agreement had a term of 3 years and provided for an annual compensation of $150,000. It also provided for an annual bonus as determined by the board of directors. In September 2016, the Employment Agreement was terminated.

Consulting Agreement

The Company entered into a three-year agreement effective September 1, 2014 with a consultant to perform services at the base rate of $150,000 per year under certain terms and conditions including an auto allowance of $600 per month. As of August 1, 2016, the parties entered into a revised three-year agreement to perform services at the base rate of $195,000 per year. In addition, the consultant has been granted cashless options to acquire up to 500,000 shares of T-Rex’s common stock at an option price of $0.10 per share for a period of three years from April 1, 2014. The options vested ratably over the year ended March 31, 2016. See Note 9 – Equity Based Payments.

Litigation

BMO Holdings Litigation

On October 31, 2016, BMO Holding, LLC (“BMO Holding”) filed suit against the Company in the Supreme Court of the State of New York, New York County, alleging a breach of alleged contract resulting from certain business negotiations with the Company revolving around the purchase of oil and gas properties in Wyoming by an affiliated entity of BMO Holding. The suit seeks the fulfillment of the alleged contract and unspecified damages to be determined by jury. At the time of this filing, the Company has filed a Motion to Dismiss due to a lack of jurisdiction

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

and failure to state a claim. The suit was dismissed on August 21, 2017. Subsequently, BMO Holding filed suit against the Company in the District Court of the County of Broomfield, Colorado and such suit was dismissed in April 2019.

Note 12 – Related Party Transactions

Equity for Debt

During the year ended March 31, 2017, the Company issued 100,000 shares of its common stock in exchange for payment of a debt owed to an officer of the Company in exercising their option to purchase shares at an exercise price of $.05 per share.

T-Rex Oil LLC #1

The Company in December 2014 entered into put agreements with the members of T-Rex #1 whereby the Company granted a right to put the purchase of their interest of T-Rex #1 in the amount of $425,000 back to the Company at an exercise price of $2.00 per share or a total of 212,500 shares of the Company’s common stock. In August 2016, the Company issued to the members of LLC #1 a total of 425,000 shares of its restricted common stock at an exercise price of $1 per share valued at $425,000.

T-Rex Oil LLC #3

The Company is the manager of T-Rex Oil LLC #3 that was formed in January 2016 for the purpose of acquiring and developing oil and gas leases known as the Cole Creek properties in Wyoming. T-Rex Oil LLC #3 is included as part of the consolidated financial statements as of and for the year ended March 31, 2017 and 2016. See Note 2 –Summary of Significant Accounting Policies – Principles of Consolidation.

Note 13 – Subsequent Events

Cole Creek

Effective September 1, 2018, the Company sold its 100% working interest in the Cole Creek properties for $3,500,000 in cash.

Note 14 - Supplemental Oil And Gas Disclosure (Unaudited)

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

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

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

Estimates of the Company’s oil and natural gas reserves and present values at March 31, 2016 were prepared by Netherland, Sewell & Associates Inc., independent reserve engineers.

Oil and Gas Reserves

The following table sets forth our net proved oil and gas reserves, including the changes therein at March 31, 2017 and 2016.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

Net Proved Developed and Undeveloped Oil Reserves:

		Natural
	Oil	Gas
	(MBbls)	(MMcf) [1]
	(unaudited)	(unaudited)

Estimated proved reserves
at March 31, 2015	488	—

Purchase of proved reserves [2]	76	—
Revisions of previous estimates	(425)	—
Production	(16)	—
Disposition of properties	—	—

Estimated proved reserves
at March 31, 2016	123	—

Purchase of proved reserves	17	—
Revisions of previous estimates	—	—
Production	(30)	—
Disposition of properties	—	—

Estimated proved reserve
at March 31, 2017	110	—

Net Proved Oil and Gas Reserves Consisted of the Following at March 31, 2017 and 2016:

Proved developed reserves:
March 31, 2016	123	—
March 31, 2017	110	—

Proved undeveloped reserves:
March 31, 2016	—	—
March 31, 2017	—	—

Base pricing, before adjustments
for contractual differentials:	$/bbl WTI Posted
March 31, 2016	$42.77	$0.00
March 31, 2017	$44.81	$0.00

[1] Mboe is based on a ratio of 6 Mcf to 1 barrel.
[2] The Company purchased 82% of the Cole Creek properties in Wyoming effective January 1, 2016.
[3] The Company purchased 18% of the Cole Creek properties in Wyoming effective April 1, 2016.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

Results of Operations for Oil and Gas Producing Activities for the Years Ended March 31, 2017 and 2016:

	Year Ended March 31,
	2107	2016
	(unaudited)	(unaudited)
Revenue	$1,182,683	$547,000
Expenses:
Production costs	1,036,389	539,673
Depreciation, depletion, amortization and valuation
allowance	538,627	14,942,000
Exploration	152,854	4,705

Results of operations of oil and gas producing activities	$(545,187)	$(14,939,378)

Cost Incurred for Oil and Gas Property Acquisition, Exploration and Development Activities

	Year Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Property acquisition:
Proved	$386,191	$1,285,313
Unproved	15,619	154,214
Exploration	4,705	4,705
Development	—	—

Total costs incurred	$406,515	$1,444,232

Aggregate Capitalized Costs

Capitalized costs relating to oil and gas activities for the years ended March 31, 2017 and 2016 are as follows:

	March 31,
	2017	2016
	(unaudited)	(unaudited)
Proved	$11,679,817	$11,368,626
Unproved	4,758,798	4,745,917

Total capitalized costs	16,438,615	16,114,543

Accumulated depreciation, depletion,
and valuation allowance	14,945,058	14,495,132

Net capitalized costs	$1,493,557	$1,619,411

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

March 31, 2017 and 2016

Standardized Measure of Discounted Future Net Cash Flows

Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. The price used to estimate the reserves is held constant over the life of the reserve. Future production and development costs are derived based on current costs assuming continuing of existing economic conditions.

The discounted future net cash flows related to proved oil and gas reserves at March 31, 2017 and 2016 (in millions):

	March 31,
	2017	2016
Future cash inflows	$3.11	$4.29
Less future costs:
Production	1.82	3.24
Development and abandonment	0.98	0.88
Income taxes [1]	—	—
Future net cash flows	0.31	0.17
10% discount factor	—	—
Standardized measure of discounted
future net cash flows	$0.31	$0.17

[1] No income tax provision is included in the standardized measure calculation shown above as the Company does not project to be taxable or pay cash income taxes based on its available tax assets and tax assets generated in the development of its reserves because the tax basis of its oil and gas properties and NOL carryforwards exceed the amount of discounted future net earnings

Changes in Discounted Future Net Cash Flows

The following summarizes the principal sources of change in standardized measure of discounted future net cash flows during the years ended March 31, 2017 and 2016 (in millions):

	Year Ended March 31,
	2017	2016
Beginning of the period	$0.17	$2.81
Purchase of reserves	0.15	0.69
Changes in costs and prices	—	(3.32)
Sales of oil and natural gas produced during
the period, net of production costs	(0.01)	(0.01)

End of period	$0.31	$0.17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T-REX OIL, INC.

Dated: December 4, 2019
	By:	/s/ Donald Walford
Donald Walford, Chief Executive Officer & Acting Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: December 4, 2019
T-REX OIL, INC.

/s/ Donald Walford
Donald Walford, Director

/s/ Ralph Olson
Ralph Olson, Director

/s/ Michael Delaney
Michael Delaney, Director

