Form 10-Q
period 2017-06-30
T-REX OIL, INC.
filed 2019-12-04
CIK 1287900

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number: 000-51425

T-Rex Oil, Inc.

(Exact name of registrant as specified in its charter)

Colorado	98-0422451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Zang Street, Suite 209

Broomfield, CO 80021

(Address of principal executive offices)

(720) 502-4483

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
---	---	---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2017, T-Rex Oil, Inc. has 17,697,621 shares of $0.001 par value common stock outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X] No [  ]

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

T-Rex Oil, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30,	March 31,
	2017	2017
ASSETS
Current assets
Cash and cash equivalents	$69,662	$53,210
Accounts receivable, trade	66,841	83,595
Prepaids	131,512	205,637
Total current assets	268,015	342,442

Property and equipment
Oil and gas properties, successful efforts method of accounting
Proved	11,679,817	11,679,817
Unproved	4,758,798	4,758,798
Other	223,151	223,151
Total property and equipment	16,661,766	16,661,766
Less accumulated depreciation, depletion, amortization and valuation allowance	15,151,241	15,121,743
Net property and equipment	1,510,525	1,540,023

Other assets
Deposits and other assets	269,426	269,408
Total other assets	269,426	269,408
Total assets	$2,047,966	$2,151,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,709,775	$1,564,540
Asset retirement obligations, current	204,444	183,731
Notes payable	1,181,212	1,181,212
Total current liabilities	3,095,431	2,929,483

Long-term liabilities
Asset retirement obligations, net of current	1,236,075	1,236,516
Total liabilities	4,331,506	4,165,999

Commitments and Contingencies	—	—

STOCKHOLDERS' EQUITY
Preferred shares, $0.001 par value, 50,000,000 shares authorized;
No shares issued and outstanding at June 30, 2017
and March 31 2016, respectively	—	—
Common shares, $0.001 par value, 275,000,000 shares authorized;
17,697,621 and 17,697,721 shares issued and outstanding at
June 30, 2017 and March 31, 2017, respectively	17,698	17,698
Additional paid in capital	29,063,457	28,974,425
Accumulated deficit	(31,364,695)	(31,006,249)
Stockholders' equity	(2,283,540)	(2,014,126)

Total liabilities and stockholders' equity	$2,047,966	$2,151,873

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended June 30,
	2017	2016
Revenues
Oil and gas sales	$175,268	$320,011
Total revenues	175,268	320,011

Operating expenses:
Lease operating expense	88,731	153,375
Production taxes	21,081	42,343
General and administrative expense	339,112	742,181
Exploration expense	3,900	76,282
Depreciation, depletion, amortization and accretion	49,770	45,407
Total operating expenses	502,594	1,059,588

Loss from operations	327,326	739,577

Other income (expense)
Interest expense	(31,139)	(13,665)
Interest income	19	4,886

Total other income	(31,120)	(8,779)

Loss before income taxes	(358,446)	(748,356)

Income taxes	—	—

Net loss	(358,446)	(748,356)

Deemed dividend for beneficial conversion feature of
preferred stock	—	(37,805)

Net loss attributable to common shareholders	(358,446)	(786,161)

Net loss per common share
Basic and diluted	$(0.02)	$(0.05)

Weighted average number
of common shares	17,697,621	15,671,374

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(358,446)	$(748,356)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation, depletion, amortization and accretion	49,770	45,407
Equity based compensation	89,032	11,511
Changes in:
Accounts receivable, trade	16,754	(225,994)
Prepaids	74,125	11,925
Accounts payable and accrued liabilities	145,235	242,569
Net cash (used in) operating activities	16,470	(662,938)
INVESTING ACTIVITIES
Additions to oil and gas properties	—	(261,583)
Additions to other assets	(18)	(38)
Net cash (used in) investing activities	(18)	(261,621)
FINANCING ACTIVITIES
Sale of shares and exercise of options	—	433,332
Shareholder cash contribution	—	200,000
Net cash provided by financing activities	—	633,332
NET CHANGE IN CASH	16,452	(291,227)
CASH, Beginning	53,210	428,204
CASH, Ending	$69,662	$136,977
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Equity based compensation	$—	$207,200
Beneficial conversion on feature of preferred stock	$—	$37,805
Deemed dividend for beneficial conversion feature of
preferred stock	$—	$(37,805)
Interest paid	$—	$74,883
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

T-Rex Oil, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Shares		Common Shares		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, April 1, 2017	—	$—	17,697,621	$17,698	$28,974,425	$(31,006,249)	$(2,014,126)
Equity based compensation	—	—	—	—	89,032	—	89,032
Net loss for the period	—	—	—	—	—	(358,446)	(358,446)
BALANCES, June 30, 2017	—	$—	17,697,621	$17,698	$29,063,457	$(31,364,695)	$(2,283,540)

The accompanying notes are an integral part of these financial statements.

T-REX OIL, INC. AND SUBSIDIARIES

Notes to The Consolidated Financial Statements

June 30, 2017

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

Concentration of Credit Risk

The Company’s producing properties are primarily located in Wyoming and the oil and gas production is sold to various purchasers based on market index prices. The risk of non-payment by these purchasers is considered minimal and the Company does not generally obtain collateral for sales. The Company continually monitors the credit standing of the primary purchasers. During the three months ended June 30, 2017 and 2016, two purchasers accounted for all of the total revenues.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $11,679,817 and $10,281,659 at June 30, 2017 and 2016, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three months ended June 30, 2017 and 2016, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. There were capitalized costs of $4,758,798 and $4,754,620 at June 30, 2017 and 2016, respectively.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At June 30, 2017 and 2016, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. For the three months ended June 30, 2017 and 2016, the Company recorded depreciation, depletion and amortization expense on oil and gas properties in the amount of $24,938 and $35,123, respectively.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. For the three months ended June 30, 2017 and 2016, there was no impairment to proved properties.

Other Property and Equipment

Other property and equipment, such as computer hardware and software, are recorded at cost. Costs of renewals and improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Depreciation expense of other property and equipment for the three months ended June 30, 2017 and 2016 was $4,560 and $10,284, respectively.

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

	For the Three Months Ended
	June 30,
	2017	2016
ARO - beginning of period	$1,420,247	$1,197,143
Additions	—	133,311
Deletions	—	—
Accretion expense	20,272	22,323
	1,440,519	1,352,777
Less current portion	204,444	176,587
ARO - end of period	$1,236,075	$1,176,190

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

	For the Three Months Ended
	June 30,
	2017	2016
Dilutive	—	—
Anti Dilutive	3,511,001	2,644,462

Equity Based Payments

The Company recognizes compensation cost for equity based awards based on estimated fair value of the award and records capitalized cost or compensation expense over the requisite service period. See Note 9 – Equity Based Payments.

Major Customers

During the three months ended June 30, 2017 and 2016, two purchasers accounted for all of the Company’s revenues.

Beneficial Conversion Feature and Deemed Dividend Related to Series A Shares

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount was amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend of $0 and $37,805 to the Series A Shares of preferred stock was recorded during the three months ended June 30, 2017 and 2016, respectively. As the Company is in an accumulated deficit position, the deemed dividends were charged against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company has not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. From its incorporation on February 11, 2014 through June 30, 2017, the Company has not been involved in any unconsolidated SPE transactions.

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

Note 3 – Going Concern and Managements’ Plan

The Company’s consolidated financial statements for the three months ended June 30, 2017 and 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $358,446 and $786,161 for the three months ended June 30, 2017 and 2016, respectively, and an accumulated deficit of $31,364,695 as of June 30, 2017. At June 30, 2017, the Company had a working capital deficit of $2,827,416.

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

There was no measure at fair value on a non-recurring basis as of June 30, 2017 and 2016 and there was no impairment for the three months then ended.

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

Note 7 – Debt

Promissory Notes

On February 28, 2017, the Company borrowed $55,000 from the former operator of its Cole Creek properties in exchange for a promissory note including interest at the rate of 8% per annum with accrued and unpaid interest due at August 31, 2017. The proceeds from the loan were used to acquire a bond from the State of Wyoming for purposes of the Company to continue to operate the Cole Creek properties. At June 30, 2017, the Company owes $55,000 on the promissory note plus accrued interest of $1,471. On November 1, 2018, the Company paid the note holder $58,000 in complete satisfaction of the debt.

On November 3, 2016, the Company borrowed $300,000 in exchange for a convertible promissory note at the rate of 12% per annum with accrued and unpaid interest and principal due January 31, 2017. The due date of the promissory note was extended to May 1, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of the Company’s common stock valued at $49,752 and a warrant to acquire 50,000 shares of Nexfuels shares of common stock. At June 30, 2017, the Company owes $300,000 on the promissory note plus accrued interest of $23,573. On November 1, 2018, the Company paid the note holder $275,000 in complete satisfaction of the debt.

On August 11, 2016, the Company borrowed $100,000 from a former director of the Company, who owns a 85.71% interest in LLC#3 in exchange for a promissory note including interest at the rate of 15% per annum with accrued and unpaid interest and principal due on August 11, 2017. During the term of the promissory note the Company agreed to pay the holder 30% of the net revenues received from the sale of oil from the Cole Creek properties, starting August 2016. At June 30, 2017, the Company owes $100,000 on the promissory note plus accrued interest of $11,199. On November 1, 2018, the Company paid the note holder $1,600,000 as complete satisfaction of the debt including repayment of the $1,400,000 that the note holder contributed to LLC #3.

On April 25, 2016, the Company borrowed $50,000 from a director of the Company in exchange for an unsecured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to March 31, 2017, with all other terms remaining in effect. At June 30, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $7,068. On November 5, 2018, the Company paid the note holder $68,000 in complete satisfaction of the debt.

During the year ended March 31, 2016, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. At June 30, 2017, the Company owes $488,298 on a promissory note plus accrued interest at the rate of 3.5% per annum of $34,134. The During the year ended March 31, 2019, the Company transferred certain oil and gas properties in complete satisfaction of the debt.

On January 14, 2016, the Company borrowed $50,000 from a director and officer of the Company who resigned from the Company on September 14, 2016 in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory note, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. On October 2016, the holder of the promissory note filed suit against the Company for payment of the promissory. At June 30, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $3,649. In August 2017, the Company settled with the former director and officer of the Company by transferring certain oil and gas properties in complete satisfaction of the debt.

On January 14, 2016, the Company borrowed $50,000 from a then director, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to December 31, 2016, with all other terms remaining in effect. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory note, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. At June 30, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $3,649. On November 5, 2018, the Company paid the note holder $50,000 in complete satisfaction of the debt.

Line-of-Credit

The Company has a line-of-credit with a bank in the original amount of $350,000 collateralized by certain oil and gas properties of the Company. Annual interest is at prime plus 2.50% with a floor of 7%. At June 30, 2017, the Company owes $111,914 plus accrued interest of $6,795. The line-of-credit matured in November 2016 and is in default.

Note 8 – Stockholders’ Equity

The Company’s capital stock at June 30, 2017 consists of 325,000,000 authorized shares of which 50,000,000 shares are $0.001 par value preferred stock and 275,000,000 shares are $0.001 par value common stock.

Preferred Shares

At June 30, 2017 and 2016, there are a total of 0 and 409,019 shares of preferred stock issued and outstanding, respectively.

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

Pursuant to ASC 470-20, when the $558,171 of convertible Series A Shares of preferred stock were issued at a discount from the if-converted $682,989 fair value as of the issuance date, the Company recognized this difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion. This total Beneficial Conversion Feature of $124,818 will be recorded as additional paid-in-capital for common shares. The offsetting amount will be amortizable over the period from the issue date to the first conversion date or 9 months. Therefore, since the 409,019 Series A Shares of preferred stock are convertible between July and December of 2016, a deemed dividend to the Series A Shares of preferred stock has been recorded during the three months ended June 30, 2017 and 2016 in its statement of operations of $0 and $37,805, respectively. As the Company is in an accumulated deficit position, the deemed dividend has been charged accordingly against additional paid-in-capital for common shares as there being no retained earnings from which to declare a dividend.

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

We have applied the guidance of ASC 470 "Debt" in accounting for the unit warrants and as such have valued the Unit Warrants using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the stock price at the valuation date that was at a range of $1.10 to $1.50 per share as well as the following assumptions:

Volatility                                            82% - 134%

Expected Option/Warrant Term         3 years

Risk-free interest rate                          ..25%

Expected dividend yield                      0.00%

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

Common Shares

At June 30, 2017 and 2016, there are a total of 17,697,621 and 15,866,099 shares of common stock issued and outstanding, respectively.

During the three months ended June 30, 2017, the Company neither sold or issued any of its shares of common stock.

During the three months ended June 30, 2016, the Company as part of a private placement sold 99,378 shares of its restricted common stock for $74,613 in cash and 235,839 shares for $353,719 in cash.

During the three months ended June 30, 2016, the Company issued 50,000 shares of common stock in connection with the cash exercise of options at an exercise price of $0.10 per share.

Additional Paid-in Capital

During the three months ended June 30, 2017 and 2016, as the Company is in an accumulated deficit position, the deemed dividends in the amount of $0 and $37,805, respectively were charged against additional paid-in-capital as there being no retained earnings from which to declare a dividend.

During the three months ended June 30, 2016, the Company realized additional paid in capital relative to the fair value of equity based payments in the amount of $207,200 of which $11,520 was expensed and $195,680 was capitalized. See Note 9 – Equity Based Payments.

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

Using the Black-Scholes option-pricing model, the warrant has a fair value of $207,200. Assumptions used in the pricing were:

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

The following table summarizes the non-qualified stock option and warrant activity at June 30, 2017:

	2017
	Number of
	Options/	Weighted Average
	Warrants	Exercise Price
Outstanding at
beginning of year
Options	1,982,750	$0.491
Warrants	1,851,877	$1.610

Granted
Options	—	$—
Warrants	—	$—

Exercised
Options	—	$—
Warrants	—	$—

Cancelled/Expired
Options	(387,500)	$0.010
Warrants	—	$—

Outstanding at June 30,
Options	1,595,250	$0.585
Warrants	1,851,877	$1.610

Exercisable at June 30,
Options	985,250	$0.585
Warrants	1,851,877	$1.462

Weighted average
remaining contractual		Aggregate
life	Life	Intrinsic Value
Options	2.86	$—
Warrants	1.64	$—

The aggregate intrinsic value of outstanding securities is the amount by which the fair value of underlying (common) shares exceed the amount paid for and the exercise price of the options and warrants issued and outstanding.

Note 10 – Commitments and Contingencies

Operating Lease

The Company currently leases an office space in Colorado on a month to month basis at the rate of $5,451 plus expenses. In addition, the Company leased an office space in Wyoming at the rate of $5,838 per month and the Company terminated from the lease as of March 31, 2017. Total rent expense under these leases was $36,903 and $35,527 for the three months ended June 30, 2017 and 2016, respectively.

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

Consulting Agreement

The Company entered into a three-year agreement effective September 1, 2014 with a consultant to perform services at the base rate of $150,000 per year under certain terms and conditions including an auto allowance of $600 per month. As of August 1, 2016, the parties entered into a revised three-year agreement to perform services at the base rate of $195,000 per year. In addition, the consultant had been granted cashless options to acquire up to 500,000 shares of T-Rex’s common stock at an option price of $0.10 per share for a period of three years from April 1, 2014.

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

Note 11 – Related Party Transactions

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

T-Rex Oil LLC #3

The Company is the manager of T-Rex Oil LLC #3 that was formed in January 2016 for the purpose of acquiring and developing oil and gas leases known as the Cole Creek properties in Wyoming. T-Rex Oil LLC #3 is included as part of the consolidated financial statements as of and for the three months ended March 31, 2017 and 2016. See Note 2 –

Summary of Significant Accounting Policies – Principles of Consolidation.

Note 12 – Subsequent Events

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

PLAN OF OPERATIONS

Due to the significant reduction in oil prices we have suspended all production, rework and exploration operations as of October 2018. We are in a liquidation made from our assets as of June 30, 2017.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2017 and June 30, 2016

Overview. During the three months ended June 30, 2017, the Company recognized a net loss of $358,446 compared to a net loss of $786,161 for the three months ended June 30, 2016. The decrease of $427,715 is primarily the result of a decrease in general and administrative expenses as it relates to a decrease in oil and gas operations. Discussions of individually significant line items follow:

Revenues: During the three months ended June 30, 2017, the Company recognized revenues of $175,268 compared to $320,011 during the three months ended June 30, 2016. Management expects to see continued decreases in its production numbers as it continues to liquidate its assets.

Operating Expenses: During the three months ended June 30, 2017, the Company had a decrease of $556,994 in total operating expenses as a result of the following:

A decrease in costs of $158,288 related to its oil and gas operational activities as a result of a decrease in production and exploration explorations. General and administrative expenses decreased by $403,069 primarily as a result of decreases in staffing and costs associated with reporting requirements. Depletion, depreciation, amortization and accretion increased by $4,363.

LIQUIDITY

We have incurred a net loss of $358,446 for the three months ended June 30, 2017 and have had a limited operating history.

During the three months ended June 30, 2017, the Company sold none of its shares of common stock or issued any debt for cash.

The Company will need substantial additional capital to support its proposed future operations. The Company has no committed source for any funds and as of June 30, 2017, has $69,662 in cash. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan and we may never achieve sales sufficient to support our operations.

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

The Company used cash flows in operations of $16,470 during the three months ended June 30, 2017 that was adjusted by non-cash items including: depreciation, depletion, amortization and accretion of $49,770 and equity based compensation of $89,032.

The Company used cash flows in investing activities of $18 during the three months ended June 30, 2017 that was primarily comprised of: additions to oil and gas properties of $0 and additions to other assets of $18.

The Company was provided cash flows from financing activities of $0 during the three months ended June 30, 2017.

Promissory Notes

On February 28, 2017, the Company borrowed $55,000 from the former operator of its Cole Creek properties in exchange for a promissory note including interest at the rate of 8% per annum with accrued and unpaid interest due at August 31, 2017. The proceeds from the loan were used to acquire a bond from the State of Wyoming for purposes of the Company to continue to operate the Cole Creek properties. At June 30, 2017, the Company owes $55,000 on the promissory note plus accrued interest of $1,471. On November 1, 2018, the Company paid the note holder $58,000 in complete satisfaction of the debt.

On November 3, 2016, the Company borrowed $300,000 in exchange for a convertible promissory note at the rate of 12% per annum with accrued and unpaid interest and principal due January 31, 2017. The due date of the promissory note was extended to May 1, 2017. The promissory note is convertible into shares of the Company’s common stock at $0.80 per share. In addition, the Company issued the holder of the promissory note 75,000 shares of the Company’s common stock valued at $49,752 and a warrant to acquire 50,000 shares of Nexfuels shares of common stock. At June 30, 2017, the Company owes $300,000 on the promissory note plus accrued interest of $23,573. On November 1, 2018, the Company paid the note holder $275,000 in complete satisfaction of the debt.

On August 11, 2016, the Company borrowed $100,000 from a former director of the Company, who owns a 85.71% interest in LLC#3 in exchange for a promissory note including interest at the rate of 15% per annum with accrued and unpaid interest and principal due on August 11, 2017. During the term of the promissory note the Company agreed to pay the holder 30% of the net revenues received from the sale of oil from the Cole Creek properties, starting August 2016. At June 30, 2017, the Company owes $100,000 on the promissory note plus accrued interest of $11,199. On November 1, 2018, the Company paid the note holder $1,600,000 as complete satisfaction of the debt including repayment of the $1,400,000 that the note holder contributed to LLC #3.

On April 25, 2016, the Company borrowed $50,000 from a director of the Company in exchange for an unsecured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at December 31, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to March 31, 2017, with all other terms remaining in effect. At June 30, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $7,068. On November 5, 2018, the Company paid the note holder $68,000 in complete satisfaction of the debt.

During the year ended March 31, 2016, the Company paid $341,405 in principal towards the repayment of promissory notes relative to the repurchase of 18,717 shares of Western Interior common stock owned by dissident shareholders as part of agreements effective March 31, 2015 to repurchase a total of 33,085 shares of Western Interior common stock. At June 30, 2017, the Company owes $488,298 on a promissory note plus accrued interest at the rate of 3.5% per annum of $34,134. The During the year ended March 31, 2019, the Company transferred certain oil and gas properties in complete satisfaction of the debt.

On January 14, 2016, the Company borrowed $50,000 from a director and officer of the Company who resigned from the Company on September 14, 2016 in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory note, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. On October 2016, the holder of the promissory note filed suit against the Company for payment of the promissory. At June 30, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $3,649. In August 2017, the Company settled with the former director and officer of the Company by transferring certain oil and gas properties in complete satisfaction of the debt.

On January 14, 2016, the Company borrowed $50,000 from a then director, in exchange for a secured promissory note including interest at the rate of 5% per annum with accrued and unpaid interest and principal due at September 30, 2016. On September 15, 2016, the holder of the note agreed to extend the due date of the promissory note to December 31, 2016, with all other terms remaining in effect. The note is currently in default. The default interest rate is 8%. The promissory note is collateralized by certain oil and gas properties located in the State of Wyoming. The Holder may, at any time prior to payment of the promissory notes elect to convert all or any portion of the promissory note, including accrued interest, into common shares of the Company at a price determined by the average ten consecutive day trading closing price less 30%. At June 30, 2017, the Company owes $50,000 on the promissory note plus accrued interest of $3,649. On November 5, 2018, the Company paid the note holder $50,000 in complete satisfaction of the debt.

Line-of-Credit

The Company has a line-of-credit with a bank in the original amount of $350,000 collateralized by certain oil and gas properties of the Company. Annual interest is at prime plus 2.50% with a floor of 7%. At June 30, 2017, the Company owes $111,914 plus accrued interest of $6,795. The line-of-credit matured in November 2016 and is in default.

Short Term

On a short-term basis, we have not generated revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities.

Capital Resources

The Company has only equity as its capital resource.

We have no material commitments for capital expenditures within the next year.

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

Critical Accounting Policies

Critical accounting policies and estimates are provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data. Additional disclosures are provided in Notes to Consolidated Financial Statements (unaudited) which are included in Item 1 – Consolidated Financial Statements to this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We identified multiple material weaknesses in our internal control over financial reporting and, as a result of this material weakness, we concluded as of June 30, 2017, that our disclosure controls and procedures were not effective.

Internal Control-Integrated Framework

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. As of June 30, 2017, and as determined in the fiscal year ended March 31, 2017, the Company identified the following material weakness:

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

As a result of the aforementioned material weakness, management concluded that the Company’s internal control over financial reporting as of June 30, 2017 was not effective.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report on Form 10-K for the year ended March 31, 2017, which risk factors are incorporated herein by this reference.

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

T-REX OIL, INC.

Dated: December 4, 2019	By:	/s/ Donald Walford
Donald Walford,
Chief Executive Officer

	By:	/s/ Donald Walford
Donald Walford
Acting Chief Financial Officer

